Form 10-K405
period 1999-12-31
VIA NET WORKS INC
filed 2000-03-28
CIK 1098402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

     For the transition period from      to     .

                       Commission file number: 000-29391

                               ----------------

                              VIA NET.WORKS, INC.
             (Exact name of registrant as specified in its charter)

                               ----------------

              Delaware                                 84-1412512
    (State or other jurisdiction)         (I.R.S. Employer Identification No.)

                       12100 Sunset Hills Road, Suite 110
                             Reston, Virginia 20190
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (703) 464-0300

                               ----------------

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                     Common stock par value $.001 per share

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [X]

   As of March 1, 2000, the aggregate market value of the 45,835,467 shares of common stock held by non-affiliates of the registrant was $3,151,188,356 based on the closing sale price ($68.75) of the registrant's common stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 1, 2000, there were outstanding 52,780,097 shares of common stock.

                              VIA NET.WORKS, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I..................................................................    3
 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................    24
 Item 3.  Legal Proceedings.............................................    24
 Item 4.  Submission of Matters to a Vote of Security Holders...........    24
 PART II.................................................................   24
 Item 5.  Market for Registrant's Common Stock and Related Stockholder
          Matters.......................................................    24
 Item 6.  Selected Financial Data.......................................    27
 Item 7.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition.......................................    29
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    37
 Item 8.  Financial Statements and Supplementary Data...................    38
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    39
 PART III................................................................   39
 Item 10. Directors and Executive Officers of the Registrant............    39
 Item 11. Executive Compensation........................................    44
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    48
 Item 13. Certain Relationships and Related Transactions................    52
 PART IV.................................................................   54
 Item 14. Exhibits, Financial Statements, Schedules and Reports and Form
          8-K...........................................................    54
 SIGNATURES..............................................................   55
 Index to Financial Statements and Financial Statement Schedules.........  F-1
 Exhibit Index...........................................................  E-1

                                     PART I

Item 1. Business

   Some of the information contained in this Form 10-K, including under "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Part II, Item 7 of this Form 10-K, contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or similar words. These statements are only predictions. Actual events or results may differ materially. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" beginning on page 18 of this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission.

   Unless the context otherwise requires, as used in this Form 10-K, the terms "VIA," "our," or "we" refer to VIA NET.WORKS, Inc. and its subsidiaries.

   VIA NET.WORKS is a leading international provider of Internet access and services focused on small and mid-sized businesses in Europe and Latin America. By targeting these customers and regions, we are positioned to capitalize on some of the most rapidly growing areas of the Internet market. Both of these regions have a relatively low number of total Internet users, and small and mid-sized businesses in each region have a relatively low number of Internet services available to them. By choosing to serve these market segments, we have the opportunity to sell our services to a large number of small and mid-sized businesses that have identifiable Internet needs but little or no Internet experience. Once we have developed relationships with these customers, we can upgrade them from entry-level Internet access services to more sophisticated and higher margin products and services like web hosting, virtual private networks and e-commerce solutions which will allow them to compete in both local and global markets.

   Since our founding in late 1997, we have rapidly established our international presence by acquiring, integrating and growing 20 business-focused Internet services providers in 12 European and Latin American countries. As of December 31, 1999, pro forma for three acquisitions we made in January and February 2000, we had 85,100 customers in Europe, of which 50.9% were businesses. This customer number reflects strong organic business customer growth in the fourth quarter of 1999, partially offset by deterioration in our residential customer base. The emergence of "free Internet" providers in Europe has increased competition for residential Internet customers. Because the residential customer is not our core customer and we do not market to that segment, we have not replaced the residential customers lost to these competing services. Our European operations lost about 9% of their residential customer base in the fourth quarter, losses that were more than offset by increases in business customers. As of December 31, 1999, we had 27,200 customers in Latin America, of which 33.3% were businesses. This customer number reflects an increase both the business and residential customer base. Pro forma for these acquisitions, as of December 31, 1999 we hosted 20,000 web sites and had registered 61,100 domain names.

   We are a customer-focused sales, marketing and service organization. We leverage our local marketing, sales and customer care efforts with the benefits of our global scale by providing our local operations international network capacity, marketing support, capital and management resources. We believe that our local focus combined with our global capabilities will allow us to increase both our market share and revenue.

Our Markets

   Overview. The rapidly growing demand for Internet access and other value-added Internet services, coupled with low barriers to entry into the marketplace, has resulted in a highly fragmented Internet services industry. There are currently over 8,000 Internet services providers, of which over 3,000 operate outside of the

United States. We believe small and mid-sized businesses in our targeted markets are under-served by both large and small Internet services providers. Large Internet services providers in Europe and Latin America, which generally focus on Internet access products and rely on indirect sales, telemarketing and remote customer call centers to serve their customers, typically lack the local presence needed to provide customized, hands-on solutions to small and mid-sized business customers. Small, local Internet services providers in these markets typically cannot provide dedicated, high-capacity Internet access, round-the-clock support and a complete range of competitively priced service offerings.

   Market size. The Internet experienced rapid growth in the 1990s and has emerged as a global medium for communications and commerce. Internet access and services represent two of the fastest growing segments of the telecommunications services market. This growth is driven by a number of factors, including:

  . the large and increasing number of personal computers and other devices, in both offices and homes, that are linked to the Internet

  . advances in network design which allow for rapid retrieval of information from the Internet

  .  increased availability of Internet-based software and applications

  .  the emergence of useful content and e-commerce technologies

  . Internet access becoming more widely available, convenient and inexpensive

   Market studies forecast strong growth in Internet services revenue in our target markets. International Data Corporation, or IDC, predicts that business Internet services revenues will grow 32.7% annually in Western Europe from $3.0 billion in 1998 to $12.5 billion in 2003. These revenues come from the sale of access and value-added services, along with the sale of network capacity and traffic management services to other Internet service providers. According to IDC, the greatest growth during this period will occur in the value-added services area, where revenues are forecasted to increase from $528 million in 1998 to $3.7 billion in 2003, or 47.6% annually. IDC also expects that overall business access revenue growth will remain strong, averaging nearly 28.5% annually during the same period.

   According to a December 1998 Yankee Group study of active Internet accounts, Internet usage in Latin America grew by 120% in 1998, the highest growth rate of any region in the world. The region remains one of the world's least penetrated, with an estimated 14 Internet users for each 1,000 people. The same study predicts that the number of active Internet access accounts will grow 80.0% annually to 26.4 million in 2002, as Latin American markets become deregulated, network infrastructure improves and local content becomes more available. The Yankee Group also estimates that Internet access revenues alone should increase by 68.2% annually, to $6.0 billion in 2002.

   Business use of the Internet. Businesses initially used the Internet by establishing web sites to improve internal and external corporate communications. Today, businesses worldwide increasingly are using the Internet for critical applications, such as on-line sales and marketing, customer service, purchasing and project management. The Internet presents a compelling profit opportunity for businesses by enabling them to reduce operating costs, access valuable information and reach new markets. Internet access provides a company with a basic gateway to the Internet, allowing it to use e-mail, access information, and communicate and conduct transactions with employees, customers and suppliers. A web site provides a company with an identity and interactive presence on the Internet, allowing it to post company information and automate business processes such as sales, order entry and customer service.

   In Europe, we have seen the emergence of "free Internet" providers. These companies offer Internet access at no charge, generating income instead through advertising and revenue sharing arrangements with the local telephone providers. In contrast to the United States where individuals and businesses typically obtain local telephone service for flat-rate monthly charges, in Europe and Latin America, customers generally pay on a per-minute basis. We believe the "free Internet" providers create an opportunity for us because these providers bring a large number of new Internet users on-line, which makes it more important for small and mid-sized businesses to have an Internet presence.

   Our targeted customers recognize the benefit of having a business presence on the Internet. However, they often do not have the resources to implement and maintain rapidly changing technologies, create and update content and communicate with employees, customers and suppliers electronically. Outsourcing arrangements provide a simple and cost-effective solution to these challenges.

   Effect of deregulation. In recent years, European and Latin American governments have, to varying degrees, pursued efforts to deregulate and liberalize their telecommunications markets. These efforts, which include the gradual opening up of the long-held monopolies of the incumbent national telephone companies and the gradual reduction of price controls and other regulatory burdens on market competitors, create an environment which fosters new entrants and competition.

   The immediate effect of deregulation on the Internet market in these countries has been improved and expanded network infrastructure for the support of advanced corporate Internet services. These improvements take the form of greater numbers of both local dial-up access lines and dedicated, high speed business lines, as well as improved national and international network capacity, being made available to business users. Over time, deregulation has proven to be a catalyst for new entrants to enter the market and not only compete for the business of the existing customers, but also introduce new service delivery models, such as cable, digital subscriber line, and broadband wireless platforms for the delivery of telephone, Internet and multimedia services.

The VIA Strategy

   Our goal is to become the premier international provider of Internet access and services to small and mid-sized businesses in Europe and Latin America. We intend to reach our goal by:

   Maintaining a strong local presence through locally managed operating companies. In our experience, small and mid-sized businesses generally seek a provider with locally based personnel who are available to respond to technical issues, who can assist in developing and implementing effective Internet solutions and with whom they can establish a long-term relationship. To date, we have acquired 20 companies in 12 European and Latin American countries. We targeted these companies based on an overall evaluation of the capabilities of their management teams, their focus on providing Internet solutions to small and mid-sized businesses and their history of customer satisfaction. At VIA, local management teams retain the authority to manage day-to-day operations to meet the demands of their specific business environments. They also participate in the development of new products and services so that we can ensure that customer needs in diverse markets are considered and met.

   Leveraging our brand name and international network. Our high capacity trans-Atlantic and pan-European network and centralized operations support enable our local market service providers to compete on a global scale and to provide their customers international Internet solutions, while retaining their advantage of quality local service. By linking our operations to our own pan-European and trans-Atlantic network, we significantly reduce our incremental data communications costs. In addition, our pan-European and trans-Atlantic network delivers the high level of Internet services increasingly demanded by businesses. Because a significant portion of Internet traffic originating in Europe is directed through the United States, Internet access from Europe is often characterized by substantial delays and data loss. Because we provide our own transport facilities and do not rely on transit or peering partners' networks to carry our IP traffic throughout Europe and across the Atlantic, we can control delays and minimize resultant data loss, as well as reduce congestion on our pan-European and trans-Atlantic network. We believe similar economic efficiencies and improvements in overall service levels will result from the investments we are currently making and planning to make for upgrades to our local, regional and international network and regional back office, accounting, billing, and customer care systems.

   By being part of an international Internet services provider, our local operations gain competitive marketing advantage. The companies we acquire usually retain their pre-acquisition names and add the VIA name as a co-brand. Additionally, VIA develops commonly branded products that are offered by our various operating companies across all of our markets. Over time, and as market conditions allow, we may convert these local operations exclusively to the VIA brand.

   Delivering single-source Internet solutions to our customers. We believe that small and mid-sized businesses are seeking to increase their use of the Internet as a business tool and are integrating web-based products and services into their business processes. We intend to capitalize on this trend by offering a single-source solution to our business customers' Internet products and services needs. By providing our customers with a single source solution, we can increase customer satisfaction, reduce customer churn and better leverage our network infrastructure and sales and marketing resources. We currently offer a wide range of corporate Internet products and services designed to respond to these needs and to allow our customers to add additional services as their needs grow. To provide an easy and cost effective way for our customers to start and expand their Internet presence, we offer a suite of bundled corporate Internet services under the Expresso brand. We believe that our access and value-added services, both individually and in bundled service offerings, anticipate the evolving business Internet needs of our customers. By offering products and services at each step on this evolution, we can expand our customers' Internet usage, help them transform their business processes to an Internet platform, and increase our profitability by selling higher margin services.

   Delivering quality customer service supported by continued investment in billing, back-office and customer care systems. Our customers will benefit from our continuing investment in billing, back-office and customer care systems through quality and responsive customer service. We intend to establish local, national or regional customer care facilities to provide to all our customers around-the-clock technical support and customer service. Our goal is to be recognized by our customers as a provider of quality service.

   Continuing investment in network infrastructure and product development. We intend to continue to make significant investments to improve and expand our operating infrastructure. We are upgrading and expanding our network capacity in each of the 12 countries where we now operate. In Europe, we integrate our local operating companies' networks into our international network. We plan to extend this network into Latin America as trans-oceanic and land-based network capacity becomes commercially available. We are significantly increasing the web hosting, server co-location, data storage and processing capacities at each of our operating companies. In many of the countries in which we have local operations, we are continuing to expand our market opportunities by building new Internet points of presence in commercial centers in those countries. We are also in the process of upgrading the customer care and billing facilities of our local companies, as necessary, and integrating them into regional back office management information data centers. These infrastructure expansions and improvements will give us the capacity we need to continue to expand the services we offer to our current customers and to offer services to additional customers.

   Accelerating our growth through strategic acquisitions. We intend to continue to acquire business-focused Internet products and services providers. In identifying acquisition targets, we seek companies that are run by experienced managers, are well positioned in their markets and will enhance our portfolio of products and services. Given the increasingly competitive environment in our targeted markets and the capital resources required to offer a broad base of reliable Internet services and accommodate rapid anticipated growth, we believe that under-capitalized local Internet services providers in our markets will continue to benefit from combining their operations with ours.

Our Network

   Our European and trans-Atlantic network provides our European operating companies with high-capacity, redundant Internet Protocol transit. Our network is connected to the Internet by multiple high-speed fiber connections and by peering arrangements at major commercial Internet exchanges. Using these diverse connections, our network dynamically routes traffic over the network of the provider best able to deliver the data in the most efficient manner. Direct connections to multiple major carriers and Internet exchanges assure reliable service levels, protecting against traffic congestion and network outages. We have designed a redundant network to avoid any single point of failure. Our Latin American operations are currently connected to the Internet by multiple leased, high-speed links. We expect to expand our network and network operations center infrastructure to Latin America as capacity becomes commercially available.

   Our European operating companies' local networks are connected with our international network via high-capacity optical transmission media and co-location of routers. Where co-location is not an option, our operating companies access our international network through high-speed data communications facilities. Our European network operations center, which is located in Duisburg, Germany, is staffed 24 hours a day, 7 days a week, by Internet systems engineers who are responsible for monitoring the performance of our network equipment. From this center, we are able to efficiently identify and correct network problems either remotely or by local dispatch.

   We are currently expanding our network infrastructure by replacing individual Internet transit arrangements previously entered into by our operating companies. Our network expansion is designed to offer greater reliability, improved performance and additional functionality at a lower cost per transmitted data packet.

   The backbone of our network is made up of two STM-1 fiber optic cable rings, each providing 155 Mbps of redundant capacity. The first ring provides trans-Atlantic capacity and connects our New York City and London network nodes. We acquired a 25-year Indefeasible Right of Use, or IRU, from Global Crossing, an owner of fiber optic cable systems, in June 1999. Our agreement with Global Crossing also provides us with the right to acquire additional network capacity at favorable rates. Global Crossing may suspend services provided to us under the IRU if we fail to make the required payments or are in a breach of the IRU.

   The second ring provides pan-European capacity and allows us to establish network nodes in up to seven European cities. We acquired a 20-year IRU from iaxis, an owner of fiber optic cable systems, in July 1999. The iaxis IRU may be terminated upon written notice by either party if the other party is in material breach, or may be terminated or suspended upon the occurrence of specified events, such as insolvency, bankruptcy or material damage by VIA to the network. We currently have network nodes in London, Dusseldorf, Amsterdam and Paris and plan to connect nodes in three additional cities later this year. Future cities we are considering connecting to this network include Madrid, Geneva and Milan.

   We maintain a network in the United States to facilitate access by our European customers to the large number of web sites hosted in the United States. We are located at the major public peering locations in Washington, DC, Chicago, Palo Alto and New York. Our U.S. network nodes are interconnected through diverse, redundant DS-3, or 45 Mbps capacity, data communications facilities provided by local telephone companies, inter-exchange carriers and specialized carriers.

   VIA's network has multiple, redundant connections to Tier 1 Internet transit providers and major public peering locations in London, Frankfurt, Amsterdam, Washington, DC and Palo Alto, where we have co-located routers. A substantial number of our operating companies have established peering relationships with other local or regional Internet services providers. In peering relationships, Internet services providers agree to carry each others' traffic on their networks to improve performance and reduce congestion and costs. We are in the process of establishing additional peering relationships with international Internet services providers. Peering relationships can take the form of either public peering or private peering. Public peering takes place at a physical location, usually a network access point, designed for the exchange of Internet traffic between private Internet services providers. Private peering involves an agreement between two Internet service providers allowing traffic to pass between each other's networks at private connection points without having to traverse the public Internet and public peering points. We are actively pursuing both private and public peering agreements.

Products and Services

   We currently offer a comprehensive range of bundled and stand-alone Internet access and value-added products and services. The specific products offered in each market are determined by the needs of the market and local regulations and competition. We intend to continue to develop a broad range of innovative and flexible value-added products and services independently, through acquisitions and through strategic relationships with key vendors.

   Connectivity services. We offer a variety of connectivity solutions, including Internet access and third-party software and hardware implementations and configuration services, which are offered in bundled and stand-alone packages. Internet access currently includes leased line access and corporate and consumer dial-up connectivity. We also offer a full range of hardware and software required to connect to the Internet, including routers, servers, browsers and other products.

   Value-added services. We believe that our customers will increasingly use the Internet as a business tool and, as a result, will require an expanding array of services. We currently offer a wide range of services which provide additional value to our customers, and we intend to continue expanding our service offerings through internal development, acquisitions and strategic relationships with software, hardware and content providers. In most cases, the software we provide to our customers in connection with these services has been developed by third parties. We do not currently offer all of our services in each of our markets. The value-added services we offer include the following:

  . Web hosting, domain name registration and co-location. Web hosting offers business customers a presence on the Internet, enabling them to take advantage of the marketing, customer service, internal company information, or intranets, and other benefits offered by this presence. We currently offer our customers web hosting services through Internet data centers located in our local operations. The services include the full range of web hosting, web design, web site maintenance and ongoing consulting services through a combination of internal efforts and the use of independent partners. We also offer web site co-location, where a customer-owned web server is located at one of our local provider's points of presence, or PoPs, for higher reliability. This solution allows the customer to own its own web server without having to maintain and manage the data center environment. We also intend to implement emerging content distribution technologies such as content replication, also known as mirroring, and caching for enhanced end user performance. As of December 31, 1999, giving effect to three subsequently completed acquisitions, we had registered 61,100 domains and hosted 20,000 web-sites.

  . Virtual private networks, or VPNs. Many companies today use private data communication networks, often referred to as wide area networks, or WANs, to transfer proprietary data between office locations. These networks are built using leased lines from traditional telecom providers. We offer companies a less expensive alternative to WANs through VPNs, which provide secure transmission of private Internet traffic through the Internet. Additionally, many companies require that their employees have remote access to these private networks from home or while traveling. Through our VPN products, we can provide intranet and extranet services. Intranets are corporate/organizational networks that rely on Internet-based technologies to provide secure links between corporate offices. Extranets expand the network to selected business partners through secured links on the Internet. Increasingly, companies are finding that intranets and extranets can enhance corporate productivity more easily and less expensively than proprietary systems.

  . Electronic commerce solutions. Electronic commerce, or e-commerce, solutions give businesses the ability to process transactions and perform other business functions over the Internet. We provide e-commerce solutions that allow our customers to sell products or services directly to customers, purchase supplies, coordinate inventory systems with suppliers, process electronic payments, track shipments and perform other business functions, all in a secure on-line environment. For example, we recently announced the launch of ExpressoCommerce, a product that will allow our customers to easily build on-line storefronts for business-to-business and business-to-consumer transactions. We intend to construct additional single-source e-commerce applications and hosting environments, making use of our own software development capabilities as well as those of third-party software development partners.

  . Security. Security solutions are a vital component for most businesses connected to the Internet. Our security solutions provide customers

       . an ability to prevent unauthorized users from accessing their corporate network

       . authentication of users attempting to gain access to proprietary or confidential information

       . encryption services, providing secured transmission of company data through the Internet

  . E-mail. We provide e-mail services that enable our business customers to outsource their e-mail requirements and e-mail management to our trained systems administrators and support staff. We establish accounts, manage the associated mail servers and provide full accessibility to e-mail for our customers while saving them the investment in additional servers and staff.

  . National and global roaming. We offer the ability for employees of small and mid-sized businesses to access their e-mail and the Internet while traveling. Currently, many users either cannot do so because of the limitations of their local service provider or because they are required to pay expensive long distance access charges. We are in the process of implementing a global dial-up access roaming product to enable business customers to access the Internet locally as they travel throughout their countries and abroad.

  . Professional services. Our target customers typically do not have the internal resources or personnel to design and maintain Internet services. As more businesses use the Internet for mission critical applications, we expect they will rely on outside support for many of their information technology applications. As a result, we believe it will be increasingly important for us to offer onsite, technical consulting to customers. Our local providers currently offer a broad range of professional services to their customers, including network and system design, web content creation, security system needs analysis and implementation, virtual private network design and implementation, and other Internet-related consulting projects. We intend to invest in additional professional services capabilities to provide customers with single-source Internet solutions.

  . Enhanced products and services. Customers are increasingly seeking to tailor the use of the Internet to their business. We plan to serve these needs through the packaging and configuration of third-party applications, such as data storage and retrieval, Internet Protocol telephony, which permits users to make voice calls on the Internet, Internet faxing, Internet audio and video conferencing solutions, and other applications that may be developed. As businesses commit to using the Internet, we believe that the advanced applications product category will continue to expand, offering additional revenue opportunities.

   Bundled services. To expand market share, increase customer loyalty and develop strong VIA NET.WORKS brand recognition among the small and mid-sized businesses in our targeted markets, we are developing bundled Internet services under our Expresso brand name. We are offering the Expresso suite of bundled products in each of our markets, with only slight differences in features and pricing depending upon local tariffs and network infrastructure. Our entry-level product, ExpressoWeb, is designed to give the small and mid-sized business customer a simple, cost effective way to establish a presence on the Internet. By moving up to our higher level products, ExpressoNet and ExpressoWay, the same business can expand its Internet capabilities to meet its increasing needs, without interrupting its ongoing Internet-based business processes.

   ExpressoNet enables businesses that use local area networks, or LANs, to route e-mail and other information to users quickly and efficiently while reducing their call charges and other telecommunications costs. ExpressoWay offers all of the benefits of ExpressoNet and allows businesses to provide their employees with Internet access at home or while travelling.

   The features of the various bundled Expresso products generally consist of the following:

                                                      Product
                                     ------------------------------------------
Feature                               ExpressoWeb    ExpressoNet   ExpressoWay
-------                              -------------- ------------- -------------
Internet Access....................  Unlimited      Unlimited     Unlimited
Connection to Internet.............  56 Kbps Dialup 128 Kbps ISDN 128 Kbps ISDN
LAN router.........................  N/A            Fully Managed Fully Managed
Domain name registration/transfer..  Yes            Yes           Yes
Domain-based e-mail addresses......  Up to 10       Up to 30      Up to 30
Number of dial-up accounts for
 remote access.....................  N/A            N/A           Up to 20
Amount of web hosting space at VIA
 facilities........................  Up to 50 Mb    Up to 100 Mb  Up to 100 Mb
Quick-install web-authoring tool...  Yes            Yes           Yes

Organization

   We have 20 locally managed operating companies located in 12 countries in Europe and Latin America, including three operating companies we acquired after December 31, 1999. These companies focus on providing a full range of Internet solutions to small and mid-sized business customers in their local markets. All of our operating companies provide a range of value added services, and most of the companies provide Internet access. To best serve the market-specific needs of our target customer base, each of our operations is staffed with local management, sales, technical and customer care personnel. Our local managers retain the authority to manage the day-to-day operations of their businesses, allowing them to establish business practices, create or customize products and services and develop product delivery mechanisms that meet the Internet business needs of customers in their local markets. In every aspect of their relationships with us, our customers are served in their own language, their own currency and by people who understand the regulations and business practices in the markets in which they operate. We believe that by maintaining this type of presence within each of our markets, we are in the best position to understand, and provide solutions for, the Internet needs of our customers.

   The following table summarizes our operations in Europe and Latin America by country, operating company and percentage ownership. This table is pro forma as if all acquisitions occurred on January 1, 1999, including the three acquisitions made in 2000 (Net4You, DNS and ISAR). Ecce Terram and INS are each 100% owned by GTN, which is 51% owned by us.

                            VIA Operating Companies

                                                                Percentages of Total
                                                                  Pro Forma Revenue
                                                                    for the Year
Country of Operation     Operating Company    Percentage Owned Ended December 31, 1999
--------------------     -----------------    ---------------- -----------------------
Europe:
  Austria             Net4You                        58%                   2%
  France              Artinternet                    51                    1
                      DNS                           100                    4
  Germany             GTN                            51                   10
                      Ecce Terram                    51                    1
                      INS                            51                    3
                      ISAR                          100                    3
  Ireland             VIA NET.WORKS Ireland,         60                    2
                      (formerly MediaNet)
  The
   Netherlands        bART                          100                    5
  Portugal            VIA NET.WORKS Portugal        100                    5
                      (formerly Esoterica)
  Spain               Interbook                      88                    2
  Switzerland         M&Cnet                         60                    3
  United
   Kingdom            i-way                         100                   12
                      U-Net                         100                   13
                      WWS                           100                    5
                      Netlink                       100                    4
Latin America:
  Argentina           VIA Net Works Argentina       100%                   4%
                      ServiceNet                    100                    1
  Brazil              Dialdata                      100                    3
  Mexico              VIA NET.WORKS Mexico          100                   17
                      (formerly InfoAcces)

   We generally have agreements with the minority stockholders of our majority-owned operating companies that give us the right, after a specified period of time, to purchase their shares in those operating companies based on predetermined price formulas which consider revenue growth, operating results and cash flows. In some cases, the minority stockholders have the right to purchase our shares in those operating companies if we do not exercise our purchase right by a specified date.

   Regional operating, marketing and financial personnel, hired in the regions they serve, support our local operations. In both Europe and Latin America, a Regional Vice President is responsible for monitoring the results of, coordinating efforts among, and assisting in the operations of our local operating companies. In both Europe and Latin America, regional marketing personnel develop products for regional deployment, create marketing and advertising programs to promote cross-market brand recognition and assist our operating managers with local product, marketing and sales efforts. European financial personnel assist our local operating companies with financial reporting, budget preparation and the implementation of proper financial policies, procedures and controls. We are currently recruiting similar regional financial positions to support our Latin American operations.

   We maintain a small corporate staff, located in Reston, Virginia, to perform and coordinate company-wide activities. These activities include raising capital and managing its deployment to fund growth, creating and implementing international network and management information systems, acquiring additional operating companies in our target markets and creating strategic vendor, product and service relationships. We intend to keep our corporate staff small, performing as many functions as possible within the local operating companies and the regions.

Sales and Marketing

   We sell our products and services through local sales efforts, supported by local, regional and international advertising and promotion programs. Our direct sales and marketing force of 284 locally based, technically competent and experienced Internet sales representatives is our primary sales tool, but we also maintain significant distribution capabilities through local reseller and referral channels. We will continue to expand both our direct and indirect sales capabilities, as well as develop new product and strategic relationships to support those efforts.

   Direct sales. Each of our local operating companies has a direct sales force. Depending on the market, the local sales force may include both telemarketing and field representatives. Typically, telemarketing representatives, both inbound and outbound, handle sales of basic services, where consulting, customization or training is not required. Field sales representatives handle sales of more complex services. Our field representatives are technically proficient Internet specialists who understand the environment in which their customers do business and who can create or tailor Internet solutions to meet customer and market specific needs.

   Our local operating companies maintain customer and prospect data that is used to identify likely users of existing and new services. They also maintain competitive data that is used to identify areas of opportunity for new products and services. Depending on the accepted practices and regulations in their markets, our operating companies may use techniques such as direct mail or fax, outbound telemarketing, seminars and trade shows to target large potential customer groups that they believe would benefit from our Internet business applications and services.

   Indirect sales. In many of our markets, indirect sales channels represent a significant source of revenue and revenue growth. Currently, our operating companies have various indirect sales channels within their markets. These include reseller and distributor relationships with systems integrators, value-added resellers, marketers of other subscription-based products and others who have established relationships with our target customers and sales forces capable of selling Internet services. Our operating companies also maintain relationships with referral partners, such as web designers or advertising agencies, whose core businesses typically do not include providing Internet services, but who represent a valuable source of leads.

   We are also developing company-wide reseller and referral programs that will permit us to increase the number of indirect sales channels available to our operating companies. We will also use these programs to expand the relationships our local operating companies currently have to a regional or international basis.

   New products and strategic marketing relationships. To support our local direct and indirect sales efforts, we are developing strategic relationships with providers of related technology, products and services, for use in all of our markets. These relationships will allow our operating companies to offer an expanded range of Internet services to their customers by giving them access to new stand-alone or bundled solutions. Under an agreement with Trellix Corporation, we provide customers, in most of our markets, with an easy-to-install web-authoring tool bundled into our Expresso products. We recently announced a strategic relationship with Intershop Communications to resell its e-commerce software under VIA's brand name ExpressoCommerce, which will enable our customers to build their own on-line storefronts. By offering our services with those of related product and service providers, we believe that we can provide expanded services to our customers and strengthen our relationship with them.

Competition

   Competition in the market for Internet access and value-added services has increased significantly in our markets as Internet usage has grown, and we expect this trend to continue. Though Internet usage remains lower in Europe and Latin America than in more mature markets such as the United States, high recent growth rates and large potential market sizes have attracted many new entrants. Though our specific competitors vary from market to market, they generally are international, regional and local Internet services providers, long distance and local exchange telecommunications companies, cable television companies or on-line services providers.

   Internet services providers. According to Boardwatch magazine, there are over 8,000 Internet services providers worldwide with approximately 3,000 of those located outside of the United States. Depending on the market, our primary competitors may be small, local services providers with limited ranges of service and geographic reach, or large international or regional services providers with broad services offerings, large network capacities and wide geographic presence. The small, local providers often focus on consumer dial-up Internet access and frequently do not have the services or expertise to assist small and mid-sized businesses in establishing a presence on the Internet or creating an Internet platform to support their business processes. The large international and regional providers also often focus on consumer dial-up Internet access. While these large Internet services providers may have the range of services required to meet the needs of small and mid-sized businesses, they may not have the local personnel and market expertise to effectively implement solutions for this customer base. By combining local market expertise and service with an international network and a wide range of services targeted towards small and mid-sized business customers, we believe we can compete effectively with both large and small Internet services providers.

   Telecommunications companies. Many of the major international telecommunications companies offer Internet services in our markets, either directly or through subsidiaries or alliances. In several of our markets, former telecommunications monopolies have been deregulated and privatized, and have also become providers of Internet services. Both incumbent and new telecommunications companies are beginning to use high-speed wireline and wireless technology to bypass overcrowded, existing networks and are offering Internet and corporate data services as well. Generally, these network-based companies focus on consumer dial-up Internet access and large corporate accounts, customer bases that can generate high volume data traffic to carry on their networks. We believe that our focus on providing products and services that meet the Internet needs of small and mid-sized businesses will allow us to compete effectively with telecommunications company competitors.

   Cable television companies. Cable operators in some of our markets have either introduced or announced that they intend to introduce Internet access services, both by upgrading their networks and using new, cable modem technology. Their existing customers are primarily residential and their physical networks are largely limited to residential areas. We therefore expect these companies to present relatively little competition for small and mid-sized business customers in our markets.

   On-line service providers. We compete with large on-line and portal services providers in Europe and Latin America. These on-line services providers generally have business models which rely on consumer dial-up access and advertising revenue.

   Other providers. Recently, two large Brazilian banks announced their intention to sell Internet access, which due to their large, existing customer base, could create additional competition for us in Brazil.

Intellectual Property and Proprietary Rights

   We rely on trademark and copyright law, laws restricting unfair trade practices, laws relating to trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. The applicability and enforceability of legal principles concerning intellectual property rights in an Internet context remain substantially uncertain as the courts and legislatures in each country continue to address the issues. Substantially all of the countries in which we operate are signatories to international treaties relating to the protection of intellectual property. Nonetheless, in many of these countries, the courts have not had the opportunity to address the legal issues within the Internet context to the same degree as United States courts. It is therefore uncertain whether the intellectual property of our non-U.S. operations will be subject to a lesser or different degree of protection than that generally afforded in the United States.

   In Latin America and Europe, we pursue the registration of our trademarks for marks that we believe are particularly unique and that will be used in our business over a long period of time. Conversely, we have not pursued registration of trademarks of our local operations where we have decided to transition entirely to the VIA NET.WORKS mark over a short period of time. We have applied for registration of the VIA Net Works Argentina mark in Argentina. We have also applied for registration of the Expresso Web and Expresso Net marks and the VIA NET.WORKS mark and variations of that mark in Mexico. In Portugal we have applied for registration of some marks since registration is required as a condition to obtaining the right to use specified domain names. We hold trademarks and registrations for other marks in some other countries as well.

   Except as noted above, we have generally not pursued the registration of the trademark VIA NET.WORKS, or variations of this mark. Consequently, a competitor with senior rights in a mark similar to ours may be able to argue successfully that we should be barred from continuing to use our mark, or our competitors may adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Defending trademark infringement litigation and policing unauthorized use of our marks is also difficult and expensive. For more information regarding difficulties we may have in protecting our brand names, please see "Risk Factors" later in Item 1 of this Form 10-K.

   We actively seek to protect our marks against similar and confusing marks of third parties by

  . using our local law firms and management teams to identify applications to register trademarks

  .  filing oppositions to third parties' applications for trademarks and

  .  if necessary, bringing lawsuits against infringers

Regulatory Matters

   There exists no uniform body of law in Europe or Latin America specific to the regulation of Internet services or Internet services providers. However, many local laws, which are not specific to Internet services and use of the Internet, apply to the provision of our services generally. The enforcement of these laws may fall within the powers and duties of a number of regulatory bodies. As a new and important medium for communication and business transactions, the Internet is undergoing considerable legal and regulatory scrutiny world-wide. New laws and regulations regarding the Internet have been proposed or are currently being considered in many countries in which we operate, covering issues such as user privacy and information security, wire tapping, obscenity and child protection, defamation, taxation, and intellectual property rights. At the same time, the application of existing laws to communications and the transaction of business through the Internet are being clarified and refined. We cannot predict what impact future judicial, legislative or regulatory changes will have on the industry in general or our operating results specifically, or whether local regulatory bodies will question our compliance with applicable regulations.

   For example, due to the global nature of the Internet, it is possible that, although the equipment and software used to provide our services is based in Europe or Latin America and transmission by us and our users of content over the Internet would originate primarily in these regions, the governments of countries in other regions might attempt to regulate the content contained on or transmitted using our services or prosecute us for violations of their laws. As content produced by our users or us is available over the Internet in countries all around the world, these countries may also claim that we are required to qualify to do business in their jurisdictions. Any application of existing laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services, could have a material adverse effect on our business, results of operations and financial condition.

   Further, future regulatory developments might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have a material adverse effect on our business, financial conditions or results of operations.

   The regulatory framework in each of the two major markets in which we provide services is described further below.

European Union

   Overview. Our European operations, other than in Switzerland, are all located in member countries of the European Union. Within the European Union, the European Commission, in co-ordination with the Council of Ministers, can enact legislation by way of "decisions" or "regulations" that are enforceable in each of the member states. More commonly it adopts "directives" which require member states to enact laws within their own countries implementing the principles and rules established by the directive. These directives are binding on member states as to the results to be achieved, although they do have discretion as to the method of implementation. The European regulatory environment is characterised by different and sometimes conflicting rules and regulations at the local level in respect of licences, electronic commerce, data protection and other areas. There is harmonization underway in some of these areas among the European Union member states, but implementation of these harmonisation directives could take several years.

   Data Protection. In October 1995, the European Union adopted the "directive on the protection of individuals with regard to the processing of personal data and the free movement of such data." This directive imposes restrictions on the collection, use and processing of personal data. Under the directive, European Union citizens are guaranteed rights, including the right of access to their personal data, the right to know where the data originated, the right to have accurate data rectified, the right to recourse in the event of unlawful processing and the right to withhold permission to use their data for direct marketing. Member states of the European Union were required to implement the directive into national laws by October 24, 1998, but many of them, including the Netherlands, France, Germany and Ireland, have yet to do so. In these countries, however, there is prior legislation that deals with the protection of personal information in varying degrees.

   The data protection directive could, among other things, affect companies like us that collect information from individuals in European Union member states. In particular, companies with facilities located in member states or using equipment in member states for the purpose of processing data will not be allowed to send personal information to countries outside of the European Union which do not maintain adequate standards of privacy and data protection. The directive does not define what standards of privacy are adequate. The European Union and the United States recently reached a provisional agreement that the primarily self-regulatory system adopted by the U.S. which includes "safe-harbor principles" represents "adequate protection." Under the safe harbor principles, VIA's local operations within European Union member states could not transfer personal data collected from, among other persons, customers and employees, to the United States, including our Reston, Virginia headquarters, except with the explicit consent of the person. This provisional agreement is still subject to approvals and consultations within the EU and the US and is not expected to be formalized until late June 2000 at the earliest. Even though the purpose of the directive is to harmonise the various national laws on data protection in the European Union, the requirements with respect to the collection and processing of data, the rights of users and the obligations imposed on companies collecting data vary to a substantial extent from country to country and may continue to do so in the future once the directive has been implemented by the member states. Therefore, notwithstanding the agreement reached between the European Union and the United States, until specific implementing legislation is enacted in the member states in which we operate, it is unclear how our operations might be impacted by restrictions that might be established in each European Union country with respect to the use of personal information about our customers, employees and other persons that we collect in the ordinary course of business and our ability to share that information with others such as suppliers and advertisers.

   Content Regulation and Liability. There currently are few specific laws within European Union member states governing liability of Internet services providers for the content transmitted from or stored on their facilities. Courts in some countries have recognized the general principle that Internet services providers should not be responsible for content created or maintained by a third party which the provider makes available to users unless the provider has knowledge of such content and is technically able and can reasonably be expected to block the use of such content. In contrast, courts in other countries have determined that an Internet services provider may be liable for content made available to users even though the provider did not have knowledge of the content. Because this area of law is still developing, there is uncertainty in some of our operating countries about the potential liability of providers for content carried on their networks.

   On January 2, 1999, the European Union approved an "action plan to promote safer use of the Internet by combating illegal and harmful content on global networks". This will serve as, amongst other things, the basis of new laws in member states relating to the protection of minors, rating and filtering systems and content. Any legislation that is adopted by European Union member states relating to this directive could impose additional obligations and expenses on our operations.

   On February 28, 2000, the Council of Ministers of the European Union adopted a common position on the proposed electronic commerce directive. The proposal must still be examined on second reading by the European Parliament pursuant to the co-decision process. The proposal calls for implementation of the directive by Member States within twelve months after its entry into force. The text currently provides, among other things, that an Internet services provider would not be liable for information hosted unless the Internet services provider knows that the information was illegal, or is aware of facts/circumstances from which the illegal activity is apparent so long as the Internet services provider acts promptly to remove or disable access to the information upon becoming aware that it is illegal. In addition, the proposal currently states that an Internet services provider providing access to communication networks or transmitting over communication networks information that is provided by its customers will not be liable for that information provided that the Internet services provider does not initiate the transmission, does not select the recipient of the transmission and does not modify the transmitted information.

   Licensing Requirements. In the United Kingdom, the Telecommunications Act 1984 provides that it is a criminal offense to run a telecommunications system without a license. Licenses take two forms--Class and Individual licenses. Internet services providers are permitted to provide services within the United Kingdom and acquire international capacity from other carriers under Telecommunications Services Class Licenses and are generally not required to hold individual licenses under the Telecommunications Act. However, we own and operate our own network facilities in the United Kingdom connecting our trans-Atlantic backbone to connection points in the city of London. Accordingly, we have acquired an individual public telecommunications operator license issued under the Telecommunications Act 1984 which permits us to carry international traffic across international network facilities that we own. In connection with this license, we were placed on Annex 2 of the Interconnection Directive by the United Kingdom regulator, OFTEL, which permits us to negotiate for direct interconnection with British Telecom and other licensed network operators in the United Kingdom. Our license also imposes conditions on us, including the obligation to provide, at our cost, the technical means for authorized government agencies to intercept communications traffic on our network within the United Kingdom. If we were to fail to continue to satisfy in any material respect the conditions on which we hold our license, we would not be permitted to operate our trans-Atlantic 155 Mbs network within the United Kingdom, which would have a materially adverse effect on our operations.

Latin America

   In all Latin America markets in which we currently operate, the provision of Internet access and value-added services, with the exception of Internet telephony, is completely deregulated, and, other than in Brazil, where no licenses are required, companies may satisfy all the licensing requirements necessary to become an authorized provider of Internet access and value-added services by obtaining a value-added services license. All of our Latin American local providers possess licenses where required.

   In each of the countries in Latin America in which we are operating, there are restrictions against the provision of basic, public telephony services over the Internet by companies other than the licensed basic services providers. The provision of private corporate network Internet telephony services remains a gray area. We do not intend to offer either public or private Internet telephony services in these countries until the respective regulatory authorities explicitly permit Internet services providers to do so.

   As in Europe, Latin American countries in which we operate are considering specific legislation with respect to the Internet, covering issues such as user privacy, obscenity, libel, child protection, taxation, advertising, intellectual property rights, and information security.

   Our Brazilian local operating company, Dialdata, is located in the state of Sao Paulo, which levies a 25% sales tax on communication services. The question of whether providing access to the Internet is a communication service has not been addressed by the courts or tax authorities in Brazil. Dialdata does not charge this tax to its customers or pay it to the state tax authority. If Internet access providers are ultimately required to pay the tax, our operating results in Brazil would be significantly and negatively impacted.

   In Mexico, the Federal Telecommunications Law prohibits Internet services providers from building and operating a public telecommunications network or national satellite connection without first obtaining a concession. Under the concession scheme, non-Mexican ownership of the concession holder may not exceed 49%. As a result, in Mexico we will not be able to own our own network facilities without partnering with a Mexican company or person. Our Mexican operating company, InfoAcces, now VIA NET.WORKS S.A. de CV, (VIA NET.WORKS Mexico), leases all the network facilities it requires from local public telecommunications network operators.

Restrictions on the Import and Export of Encrypted Material or Encryption Software.

   None of the countries in which we do business other than France imposes any material import restrictions on cryptography. In France, the import of cryptography devices is subject to prior declaration requirements by the importer and, depending on the strength of the encryption, prior authorization by the French government. Among the countries in which we do business, Brazil and Mexico do not currently restrict the export of cryptography devices. However, all of the other countries in which we operate do maintain export controls to some degree on encryption software and devices. The United States, Argentina, Switzerland and the European Union member countries restrict the export of technology that could be used for both commercial and military purposes. These restrictions extend to encryption hardware and software, including World Wide Web browsers, e-mail applications and e-commerce servers.

   Our operating companies generally offer customers, among other services, encryption services, providing the customer with the ability to transmit company data over the Internet in a secure fashion. However, in most cases, our operating companies do not design, develop, manufacture, or distribute their own encryption software, but instead, rely upon third-party vendors and manufacturers. We are not aware that our operating companies have experienced any difficulty in obtaining from commercial vendors security software or devices containing the level of encryption technology required by our customers.

   Many of the most widely used cryptography devices are developed by companies based in the United States. To the extent that U.S. export laws would impede or prevent the use by our customers of any U.S. vendor's software, we believe that we would be able to substitute other available encryption software, of other than U.S. origin, for our customers' requirements and therefore would not experience any material adverse impact as a result.

Employees

   At March 1, 2000, we employed 910 people on a full-time equivalent basis. 33 employees were located in our Reston, Virginia headquarters and 877 were located in our local operating companies or European and Latin

American regional offices. Of our total employees, 284 were involved in sales and marketing, 139 were employed in customer care, 236 were involved in technical and engineering and the remaining 251 were devoted to finance, legal, strategic planning and other administrative functions. Relations with our employees are good. Some of our operating companies are parties to collective bargaining agreements.

                                  RISK FACTORS

   You should be aware that there are various risks associated with us and our business, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-K, in evaluating us and our business.

Risks Related to our Business

 We are not profitable and do not expect to achieve profitability in the near future, if at all.

   We have not achieved profitability. We expect to continue to incur net losses for the foreseeable future and may never become profitable. We incurred net losses of $5.7 million from inception through December 31, 1998. For the year ended December 31, 1999, we incurred additional net losses of $31.0 million and had an accumulated deficit of $36.7 million as of December 31, 1999.

   Our business plan calls for us to continue to acquire and invest in operating companies. As a result, we will continue to amortize substantial amounts of goodwill. As we grow, we expect that the amount of goodwill we will amortize in connection with these investments will represent an increasingly smaller portion of our expenses. Therefore, we expect to continue to incur net losses until that point in time when the goodwill we amortize represents a sufficiently small amount of our expenses that it is exceeded by our net income before amortization. Because we cannot predict the nature, size and timing of future acquisitions, we do not know when we will become profitable, if ever.

 We have a history of negative cash flow, and we may never achieve positive cash flow.

   For the year ended December 31, 1999, we had losses from operations, before depreciation and amortization, of $15.5 million. Additionally, we used $14.3 million in 1998 and $108.2 million in 1999 to acquire operations and fixed assets. If we are unable to increase our revenue to cover our costs and investment expenditures, we will continue to experience negative cash flow.

 We may not be able to obtain sufficient funds to execute our business plan.

   We expect that the net proceeds of our initial public offering on February 11, 2000, will fund our operations for the next 12 months. After we have used the net proceeds from this offering, we will need to obtain additional debt or equity financings to fund operations, capital expenditures for expansion of network and information systems, and acquisitions. If we obtain debt financings, we may be required to agree to restrictions on our activities that could impair our ability to execute our business plan. For example, these restrictions may prohibit us from incurring additional debt or making acquisitions without prior lender approval. If we obtain additional equity financings, the per share value of our outstanding common stock may be diluted. In general, if we are unable to obtain these financings on favorable terms, we may be unable to implement our business plan.

 Our combined operating history is limited and may not be indicative of our future performance.

   Although a number of the operating companies we have acquired have been in operation for some time, VIA itself has a limited history of operations. Consequently, the financial information in this Form 10-K may not be indicative of our future performance.

 Because we have grown rapidly and we expect our growth to continue, we may have difficulty managing our growth effectively, which could adversely affect the quality of our services and the results of our operations.

   We have grown rapidly and expect to continue to grow rapidly by acquiring new companies, increasing the number of customers served and increasing the number and types of products and services we offer. We have acquired 20 companies since June 1998 and the total number of our employees grew from five to 910 between June 1, 1998 and March 1, 2000. To manage our expected growth effectively, we must

  .  implement additional management information systems

  . develop additional operating, administrative, financial and accounting systems and controls

  .  hire and train additional personnel

   If we are unable to meet these demands, the quality of our services may suffer, causing us to lose customers and revenues.

 If we fail to integrate operating systems, networks and management of our acquired companies successfully, we may suffer operating inefficiencies and reduced operating cash flow.

   We may not be able to integrate our acquired companies successfully because we currently operate in 12 different countries with different governmental regulations, languages, customs, currencies and availability of telecommunication capacity to carry data. We will have to commit substantial management, operating, financial and other resources to integrate our operating companies and implement our business model, which will reduce our operating cash flow.

 Because we operate in markets where extended vacations are typical, and since in some of these markets, we receive a portion of our revenues based on customer usage, we may experience seasonal variation in our quarterly revenue and operating results that could cause our stock price to decline.

   In Europe and Latin America, four or more weeks of vacation is typical and often mandated under law. As a result, extended summer and winter holiday vacations are common and it is difficult to attract new customers during these periods. In these markets, our customers also pay their telephone companies for the number of minutes they spend on-line, even if we provide a local telephone number that they can use for access. We may receive a portion of these fees from the telephone companies as payment for generating usage, and customer usage generally declines in the summer months, July and August in Europe and January and February in Latin America, and in December. As a result, we may experience lower revenues during these periods and our operating results may be affected. To the extent our quarterly results fluctuate more widely than expected by us, securities analysts and investors, our stock price could decline.

 We face increasing competition for the purchase of local Internet services providers, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

   Our business strategy depends, in part, upon our ability to identify and acquire new local Internet services providers that meet our acquisition criteria. In pursuing these opportunities, we compete with other Internet services providers, local, regional, national and global telecommunication companies and other buyers. These competitors may drive up the price of our acquisition targets or may acquire our acquisition targets. Many of these competitors are larger than we are and have greater financial and other resources than we have. Increasing competition has raised the price we have paid for acquisitions in some markets and may continue to do so. In addition, our acquisition targets may find our competitors more attractive because they may have greater resources, may be willing to pay more, or may have a more compatible operating philosophy.

 Financial information on which we rely to make future acquisitions may not be accurate, which may result in our acquiring undisclosed liabilities or experiencing lower than expected operating results.

   The companies we target for acquisition typically do not have audited financial statements and have varying degrees of internal controls and detailed financial information. As a result, we may acquire undisclosed liabilities or experience lower-than-expected revenues or higher-than-expected costs, which could adversely affect our operating results. To date, no issues of this kind have arisen that have materially adversely affected our results; however, they may arise in the future.

 Fluctuations in the exchange rate between the U.S. dollar and the various currencies in which we conduct business may affect our operating results.

   We record the revenues and expenses of our local operations in their home currencies and translate these amounts into U.S. dollars. As a result, fluctuations in foreign currency exchange rates may adversely affect our revenues, expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period- to-period results. For example, the value of the Brazilian Real fluctuated by 70.4% in relation to the U.S. dollar during the year ended December 31, 1999 and ended the year 33.2% lower than its value to the U.S. dollar in the beginning of the year. Since each Real converted to fewer U.S. dollars, our U.S. dollar revenue was reduced. In the past, the currencies of many Latin American countries, including Brazil and Mexico in particular, have experienced substantial devaluation and volatility.

 Our Latin American markets have a history of political and economic instability which may disrupt our operations and adversely affect our results.

   We derive and expect to continue to derive a significant portion of our revenues from the Latin American markets. Latin America has experienced periods of political and economic instability. If these conditions were to reoccur, our business could be adversely affected. Historically, instability in Latin American countries has been caused by

  . extensive governmental involvement, control or ownership of industries in local economies, including telecommunications facilities, financial institutions and other commerce infrastructure

  . unexpected changes in regulatory requirements such as imposing licensing requirements or levying new taxes

  . slow or negative growth as a result of recessionary trends caused by foreign currency devaluations, interest rate hikes and inflation

  . imposition of trade barriers through trade restrictions, high tariffs and taxes

  . wage and price controls that reduce potential profitability of businesses

   Any occurrence of adverse political and economic conditions may deter growth in Internet usage or create uncertainty regarding our operating climate, which my adversely impact our business. Currently, we do not have political risk insurance to guard against business interruptions and other losses caused by political acts.

 Logistical problems or economic downturns that could result from the introduction of the Euro may affect our ability to operate and adversely impact our operating results.

   On January 1, 1999, 11 of the 15 European Union member countries adopted the Euro as their common legal currency, at which time their respective individual currencies became fixed at a rate of exchange to the Euro, and the Euro became a currency in its own right. During a January 1, 1999 to January 1, 2002 transition period, we must manage transactions with our customers and our third-party vendors who conduct business in Euro participating countries in both the Euro and the individual currencies. If we, our customers or our vendors experience systems problems in converting to the Euro, we could be unable to bill and collect from customers or pay vendors for services, and our operating results could be materially adversely affected.

   The establishment of the European Monetary Union may have a significant effect on the economies of the participant countries. Since a substantial portion of our revenue will be denominated in the Euro or currencies of European Union countries, our operating results could be adversely affected if there is a downturn in the economies of participating countries or if the Euro weakens against other currencies, particularly the U.S. dollar. During 1999, the value of the Euro fluctuated by 16.2% in relation to the U.S. dollar and ended the year 14.0% lower than its value to the U.S. dollar at the beginning of the year.

 Our brand names are difficult to protect and may infringe on the intellectual property rights of third parties.

   We are aware of other companies using or claiming to have rights to use our trademarks and variations of those marks, including the VIA NET.WORKS mark. In particular, one company has notified us that it believes our use of the VIA NET.WORKS mark in Brazil infringes upon its trademark applications. The users of these or similar marks may be found to have senior rights if they were ever to assert a claim against us for trademark infringement. If an infringement suit were instituted against us, even if groundless, it could result in substantial litigation expenses in defending the suit. If such a suit were to be successful, we could be forced to cease using the mark and to pay damages.

   We have applied to register several of our trademarks in various countries. Our application to register in Argentina the trademark "VIA Net Works Argentina" has been opposed by a third party. If any of our applications are unsuccessful, we may be required to discontinue the use of those trademarks.

Risks Related to our Industry

 Regulatory and economic conditions of the countries where our operating companies are located are uncertain and may decrease demand for our services, increase our cost of doing business or otherwise reduce our business prospects.

   Our operating companies are located in countries with rapidly changing regulatory and economic conditions that may affect the Internet services industry. Any new law or regulation pertaining to the Internet or telecommunications, or the application or interpretation of existing laws, could decrease demand for our services, increase our costs or otherwise reduce our profitability or business prospects. Specific examples of the types of laws or regulations that could adversely affect us include laws that

  .  impose taxes on transactions made over the Internet

  .  impose telecommunications access fees on Internet services providers

  . directly or indirectly affect telecommunications costs generally or the costs of Internet telecommunications specifically

  . prohibit the transmission over the Internet of various types of information and content

  . impose requirements on Internet services providers to protect Internet users' privacy or to permit government interception of data traffic

  . increase the likelihood or scope of competition from telecommunications or cable companies

   For example, some states of Brazil impose a tax of up to 30% on revenues generated by communications services. There has been no judicial determination that Internet access services constitute communications services. If Internet services providers are ultimately required to pay this tax, our Brazilian operations would be negatively and significantly impacted.

   These laws could require us to incur costs to comply with them or to incur new liability. They could also increase our competition or change our competitive environment so that customer demand for our products and services is affected. For a discussion of specific regulatory proposals that may affect our business, see "Regulatory Matters."

   In addition to risks we face from new laws or regulations, we face uncertainties in connection with the application of existing laws to the Internet. It may take years to determine the manner in which existing laws governing issues like property ownership, libel, negligence and personal privacy will be applied to communications and commerce over the Internet.

 Increasing competition for customers in our markets may cause us to reduce our prices or increase spending, which may negatively affect our revenues and operating results.

   There are competitors in our markets with more significant market presence and brand recognition and greater financial, technical and personnel resources than we have. As a result of this competition, we currently face and expect to continue to face significant pressure to reduce our prices and improve the products and services we offer. Although the competitors we face vary depending on the market and the country, these competitors may include local and regional Internet services providers, telecommunication companies and cable companies. Some of our competitors, especially the telecommunications companies, have large networks in place as well as a significant existing customer base.

 If demand for Internet services in our markets does not grow as we expect, our ability to grow our revenues will be negatively affected.

   Internet use in our markets is relatively low. If the market for Internet services fails to develop, or develops more slowly than expected, we may not be able to increase our revenues. Obstacles to the development of Internet services in our markets include:

  .  low rates of personal computer ownership and usage

  . lack of developed infrastructure to develop Internet access and applications

  .  limited access to Internet services

   In particular, we depend on increasing demand for Internet services by small to mid-sized businesses in our geographic markets. Demand for Internet services by these businesses will depend partly on the degree to which these businesses' customers and suppliers adopt the Internet as a means of doing business, and partly on the extent to which these businesses adopt Internet technologies to deal with internal business processes, such as internal communications.

 We are in a rapidly evolving industry in which the products and services we offer, their methods of delivery and their underlying technologies are changing rapidly, and if we do not keep pace with these changes, we may fail to retain and attract customers, which would reduce our revenues.

   The Internet services market is characterized by changing customer needs, frequent new service and product introductions, evolving industry standards and rapidly changing technology. Our success will depend, in part, on our ability to recognize and respond to these changes in a timely and cost-effective manner. If we fail to do so, we will not be able to compete successfully.

 We rely on telecommunications companies in our markets to provide our customers with reliable access to our services, and failures or delays in providing access could limit our ability to service our customers and impact our revenues and operating results.

   Our customers access our services either through their normal telephone lines or dedicated lines provided by local telecommunications companies specifically for that use. In some of our markets, we experience delays in delivery of new telephone lines that have prevented our customers from accessing our services. These delays result in lost revenues. Additionally, some local telecommunications companies that provide Internet services provide delivery of telephone or dedicated lines to their Internet customers on a preferential basis, which may cause us to lose current and potential customers. We also lease network capacity from telecommunications companies and rely on the quality and availability of their service. These companies may experience disruptions of service, which could disrupt our services to, or limit Internet access for, our customers. We may not be able to replace or supplement these services on a timely basis or in a cost-effective manner, which may result in customer dissatisfaction and lost revenues.

 We depend on the reliability of our network, and a system failure or a breach of our security measures could result in a loss of customers and reduced revenues.

   We are able to deliver services only to the extent that we can protect our network systems against damages from telecommunication failures, computer viruses, natural disasters and unauthorized access. Any system failure, accident or security breach that causes interruptions in our operations could impair our ability to provide Internet services to our customers and negatively impact our revenues and results of operations. To the extent that any disruption or security breach results in a loss or damage to our customers' data or applications, or inappropriate disclosure of confidential information, we may incur liability as a result. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches. Although we currently possess errors and omissions insurance and business interruption insurance, these policies may not provide effective coverage upon the occurrence of all events. We do not have insurance specifically to guard against losses resulting from computer viruses and security breaches.

 If we fail to attract and retain qualified personnel or lose the services of our key personnel, our operating results may suffer.

   Our success depends on our key management, engineers, sales and marketing personnel, technical support representatives and other personnel, many of whom may be difficult to replace. If we lose key personnel, we may not be able to find suitable replacements, which may negatively affect our business. In addition, since the demand for qualified personnel in our industry is very high, we may have to increase the salaries and fringe benefits we may offer to our personnel, which may affect our operating results. We do not maintain key person life insurance on, or restrictive employment agreements with, any of our executive officers.

 We may be liable for information disseminated over our network.

   We may face liability for information carried on or disseminated through our network. Some types of laws that may result in our liability for information disseminated over our network include:

  . laws designed to protect intellectual property, including trademark and copyright laws

  . laws relating to publicity and privacy rights and laws prohibiting defamation

  .  laws restricting the collection, use and processing of personal data and

  . laws prohibiting the sale, dissemination or possession of pornographic material

   The laws governing these matters vary from jurisdiction to jurisdiction. For information about the applicable laws that may affect our liability for information carried or disseminated through our network, see "Regulatory Matters."

 The availability of protection for intellectual property rights in the context of the Internet remains uncertain.

   We rely on trademark and copyright law, laws restricting unfair trade practices, laws relating to trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. The applicability and enforceability of legal principles concerning intellectual property rights in an Internet context remains substantially uncertain as the courts and legislatures in each country in which we operate continue to address the issues. Substantially all of the countries in which we operate are signatories to the same international treaties relating to the protection of intellectual property to which the United States adheres. Nonetheless, in many of these countries, the courts have not had the opportunity to address the legal issues within the Internet context to the same degree as U.S. courts. It is therefore uncertain whether the intellectual property of our non-U.S. operations will be subject to a lesser or different degree of protection than that generally afforded in the United States.

 The market price of our common stock, like the market prices of stocks of other Internet-related and technology companies, may fluctuate widely and rapidly.

   The market price and trading volume of our common stock since our initial public offering on February 11, 2000 has been and may continue to be highly volatile. Factors such as variations in our revenue, earnings and cash flow and announcements of new service offerings, technological innovations, strategic alliances and/or acquisitions involving competitors or price reductions by us, our competitors or providers of alternative services could cause the market price of our common stock to fluctuate substantially. Additionally, broad market fluctuations, which result in changes to the market prices of the stocks of many companies but are not directly related to the operating performance of those companies, could also adversely affect the market price of our common stock.

Item 2. Properties

   Our principal executive offices are located in leased facilities at 12100 Sunset Hills Road, Reston, Virginia. Additionally, we lease space in our operating markets for offices, network operations centers, data centers and points of presence. We believe that our present facilities are in good condition and are currently suitable for our business needs. We anticipate that we will need additional space, particularly in our operating markets, as we expand, and that we will be able to obtain suitable space where and as needed.

Item 3. Legal Proceedings

   We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   The following matters were submitted to a vote of VIA's stockholders during the three months ended December 31, 1999:

   On October 20, 1999, stockholders holding over a majority of our common stock, and over 70% of each of our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock consented in writing to the amendment of our certificate of incorporation to increase the number of "Reserved Employee Shares," which is our common stock issuable to our and our subsidiaries' employees, directors or consultants as determined by the board of directors, to
10.0 million shares.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

 Market for our Common Stock

   Prior to the initial public offering of our common stock on February 11, 2000, there was no established trading market for the common stock. Since the initial public offering, our common stock has been traded on the Nasdaq National Market and the Amsterdam Stock Exchange under the symbol "VNWI."

   As of March 1, 2000, our outstanding shares of common stock were held by 99 stockholders of record. As of March 1, 2000, our outstanding shares of non-voting common stock, for which there is no established trading market, were held by 4 stockholders of record.

   We have never paid cash dividends on our common stock and do not expect to pay such dividends in the foreseeable future. Our stock price has fluctuated since our initial public offering in February 2000. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant customers, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the internet industry and other events or factors. In addition, the equity markets in general have experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of ours and which have been unrelated to the operating performance of these companies. These market fluctuations have affected and may continue to affect the market price of our common stock.

Recent Sales of Unregistered Securities.

   Since January 1, 1999, VIA has sold and issued the following unregistered securities:

   (a) In January 1999, VIA sold 272,284 shares of common stock to nine executives and employees of VIA for an aggregate purchase price of $653,482 in reliance on Section 4(2) of the Securities Act and Rule 701 under the Securities Act.

   (b) In April 1999, VIA sold 21,309,658 shares of Series C Preferred Stock ("Series C Preferred") for an aggregate purchase price of $127,857,948 to 30 accredited investors.

   (c) In July 1999, VIA sold 394,124 shares of common stock to the stockholders of one of VIA's operating companies in connection with the operating company's acquisition by VIA. These shares were valued at approximately $3,152,992 and were issued in consideration for stock of the operating company. This sale was made in reliance on Regulation S under the Securities Act. In addition, VIA sold 127,874 shares of common stock to 12 executives, employees and consultants of VIA for an aggregate purchase price of $511,496 in reliance on Regulation S and Rule 701 under the Securities Act and
Section 4(2) of the Securities Act.

   (d) In August 1999, VIA sold 317,421 shares of common stock to the stockholders of one of VIA's operating companies in connection with the operating company's acquisition by VIA. These shares were valued at approximately $2,539,368 and were issued in consideration for stock of the operating company. This sale was made in reliance on Regulation S under the Securities Act. Further, VIA sold 150,000 shares of common stock to the stockholders of one of VIA's operating companies in connection with the acquisition by VIA of the remaining shares in the operating company. These shares were valued at approximately $1,237,500 and were issued in consideration for stock of the operating company. This sale was made in reliance on Regulation S under the Securities Act. In addition, VIA sold 50,000 to a director for an aggregate purchase price of $200,000 in reliance on Section 4(2) of the Securities Act.

   (e) In September 1999, VIA sold 332,926 shares of common stock to pay off the outstanding notes held by the stockholders of one of VIA's operating companies in connection with the operating company's acquisition by VIA. These shares were valued at approximately $2,746,640 and were issued in reliance on Regulation S under the Securities Act. In addition, VIA sold 40,000 shares of common stock to an employee for an aggregate purchase price of $160,000 in reliance on Section 4(2) of the Securities Act.

   (f) In November 1999, VIA sold 5,000 shares of common stock to one employee for an aggregate of $41,250 in reliance on Rule 701 under the Securities Act.

   (g) In January 2000, VIA sold 112,500 shares of common stock to the stockholders of one of VIA's operating companies in connection with the operating company's acquisition by VIA. These shares were valued at approximately $1,800,000 and were issued in reliance on Regulation S under the Securities Act.

   (h) In January 2000, VIA sold 50,000 shares of common stock to a director for an aggregate purchase price of $487,500.

   (i) In January 2000, VIA sold 2,825 shares of common stock to one employee for $27,544 in reliance on Rule 701 under the Securities Act.

   (j) In January 2000, VIA sold 31,250 shares of common stock to one executive officer for $75,000 upon his exercise of stock options.

   (k) In January 2000, VIA sold 3,125 shares of common stock to a stockholder of one of VIA's operating companies in connection with the operating company's acquisition by VIA. These shares were valued at approximately $37,500 and were issued in reliance on Regulation S under the Securities Act.

   (l) In February 2000, VIA sold 38,958 shares of common stock to one executive officer for $93,499 upon his exercise of stock options.

   (m) In February 2000, VIA sold 41,250 shares of common stock to one executive officer for $99,000 upon her exercise of stock options.

   Except where otherwise indicated, the sales and issuances of securities in the transactions described above were exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.

   Appropriate legends are affixed to the stock certificates issued in the aforementioned transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. All recipients received adequate information about VIA or had access, through employment or other relationships, to such information.

Use of Initial Public Offering Proceeds

   In February 2000, VIA completed its initial public offering of shares of common stock, par value $.001 per share. VIA's initial public offering was made pursuant to a prospectus dated February 11, 2000, which was filed with the SEC as part of a registration statement, file no. 333-91615, that was declared effective by the SEC on February 10, 2000.

   VIA's initial public offering closed on February 16, 2000. In total, VIA registered and sold an aggregate of 17,000,000 shares of common stock in its initial public offering at an aggregate purchase price of $357 million. Of these shares, 16,300,000 were sold pursuant to the underwritten portion of VIA's initial public offering, which was managed by Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and DLJdirect Inc. in the United States and by DLJ International Securities, Morgan Stanley & Co. International Limited, Salomon Brothers International Limited, Cazenove & Co. and MeesPierson N.V. internationally. The remaining 700,000 shares were sold directly by VIA.

   Prior to December 31, 1999, VIA incurred a total of approximately $1.5 million in expenses in connection with its initial public offering. This entire amount was paid to parties involved in the initial public offering process other than the underwriters.

   Between December 31, 1999 and February 11, 2000, VIA incurred a total of approximately $656,000 in expenses in connection with its initial public offering, excluding underwriting discounts and commissions. Of this amount, approximately $375,000 consisted of expenses paid to or for the underwriters, leaving a balance of $281,000 in other expenses.

   The net offering proceeds to VIA after deducting the expenses described above and underwriting discounts and commissions was approximately $333.0 million. Since February 11, 2000, VIA has used $18.9 million of the net proceeds of its initial public offering as follows:

                                       Amount paid to directors or
                                       their associates, executive
                                      officers or their associates,
                                           10% stockholders or      Amounts paid to
Use of Proceeds             Amount           our affiliates             others
---------------          ------------ ----------------------------- ---------------
Acquisition of other
 businesses............. $9.4 million           $603,000             $8.8 million
Repayment of
 indebtedness........... $9.5 million                 --             $9.5 million

Item 6. Selected Financial Data

   The following is a summary of selected consolidated financial data of the Company from inception, June 13, 1997, to December 31, 1999. This data should be read together with our audited consolidated financial statements and accompanying notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K.

   As used in the table below, "EBITDA" represents earnings or loss from operations before interest, taxes, depreciation, amortization and non-cash stock compensation charges. Although EBITDA is a measure commonly used in our industry, it should not be considered an alternative to net earnings, when determined in accordance with generally accepted accounting principles in the United States, or GAAP, or as an alternative to cash flows from operating activities, determined in accordance with GAAP. In addition, the measure of EBITDA we use may not compare to other, similarly titled measures used by other companies.

                          Period from Inception
                           (June 13, 1997) to      Year Ended        Year Ended
                            December 31, 1997   December 31, 1998 December 31, 1999
                          --------------------- ----------------- -----------------
                                (Dollars in thousands, except per share data)
Statement of Operations
 Data:
Revenues:
  Access................         $    --            $  3,212          $  26,785
  Value-added services..              --                 136             11,015
  Other.................              --                  --              1,494
                                 -------            --------          ---------
    Total revenues......              --               3,348             39,294
Operating costs and
 expenses:
  Internet services.....              --               1,853             19,211
  Selling, general and
   administrative.......             336               6,258             35,587
  Depreciation and
   amortization.........              --               1,304             19,425
                                 -------            --------          ---------
    Total operating
     costs and
     expenses...........             336               9,415             74,223
                                 -------            --------          ---------
Loss from operations....            (336)             (6,067)           (34,929)
Other operating
 expenses:
  Interest income, net..              15               1,425              1,185
  Loss in unconsolidated
   affiliates...........              --              (1,199)              (177)
  Foreign currency
   gains................              --                 115                824
                                 -------            --------          ---------
Loss before minority
 interest and income
 taxes..................            (321)             (5,726)           (33,097)
  Income tax benefit....              --                 145                (65)
  Minority interest.....              --                 239              2,167
                                 -------            --------          ---------
Net loss attributable to
 common stockholders....         $  (321)           $ (5,342)         $ (30,995)
                                 =======            ========          =========
Basic and diluted loss
 per share attributable
 to common
 stockholders...........         $(10.66)           $ (24.29)         $  (28.55)
                                 =======            ========          =========
Shares used in computing
 basic and diluted loss
 per share..............          30,063             219,964          1,085,564

Other Financial Data:
Net cash used in
 operating activities...         $  (233)           $ (3,784)         $ (10,071)
Net cash used in
 investing activities...              (8)            (14,383)          (122,703)
Net cash provided by
 financing activities...           1,048              52,187            118,482
EBITDA..................            (336)             (4,763)           (13,807)
Depreciation and
 amortization...........              --               1,304             19,425
Non-cash stock
 compensation charges...              --                  --              1,697
Capital expenditures....               8                 520             16,793

                                                        As of December 31,
                                                      -------------------------
                                                       1997    1998      1999
                                                      ------  -------  --------
                                                      (Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents...........................  $  807  $34,711  $ 20,067
Goodwill............................................      --   29,848   115,194
Other assets........................................      14    8,466    64,322
                                                      ------  -------  --------
Total assets........................................  $  821  $73,025  $199,583

Short-term notes and current portion of long-term
 debt...............................................  $   --  $11,182  $  5,315
Long-term debt and capital lease obligations, net of
 current portion....................................      --      565     8,339
Other liabilities...................................      94    6,487    30,076
Minority interest in consolidated subsidiaries......      --    7,597     4,422
Mandatorily redeemable convertible preferred stock..   1,018   53,075   180,933
Total stockholders' deficit.........................    (291)  (5,881)  (29,502)
                                                      ------  -------  --------
Total liabilities, minority interest, mandatorily
 redeemable convertible preferred stock and
 stockholders deficit...............................  $  821  $73,025  $199,583

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8 of this Form 10-K. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events could differ materially from the forward-looking statements as a result of a number of factors including referred to in "Risk Factors" in Item 1 of this Form 10-K and documents filed with the Securities and Exchange Commission.

Overview

   We are a leading international provider of Internet access and services focused on small and mid-sized businesses in Europe and Latin America. We have built our business through the acquisition, integration and growth of 20 Internet services providers in 12 countries, all of which have been acquired since June 1998. We currently operate in Argentina, Austria, Brazil, France, Germany, Ireland, Mexico, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom.

   Our financial statements for the period from inception through December 31, 1997 include only corporate expenses. We were a development stage company during this period and had no revenue-producing operations. Our consolidated financial statements as of and for the year ended December 31, 1998 include the results of the four wholly or majority-owned operating companies we acquired during 1998. These statements also recognize our equity interest in a fifth operating company, i-way, in which we acquired a minority interest during 1998. Our consolidated financial statements as of and for the year ended December 31, 1999, include the results of the 17 wholly or majority-owned operating companies that we owned for all or a portion of 1999. These statements also recognize our equity interest in i-way through August 5, 1999. On that date we purchased the remaining equity in i-way and began recognizing its results on a consolidated basis.

   We evaluate our business based on our geographic regions, and we evaluate performance based on revenues and EBITDA. The following table presents information about our European and Latin American market segments individually and on a consolidated basis, which includes corporate financial data, for the years ended December 31, 1997, December 31, 1998, and December 31, 1999.

                                                     Year Ended December 31,
                                                    ---------------------------
                                                     1997     1998      1999
                                                    ------- --------  ---------
                                                         (In thousands)
Europe
  Total revenue.................................... $   --  $  2,697  $  31,407
  EBITDA...........................................     --       (45)    (4,201)
  Total assets.....................................     --     7,666      6,232
Latin America
  Total revenue....................................     --       651      7,823
  EBITDA...........................................     --      (329)    (1,830)
  Total assets.....................................     --     4,407     (1,292)
Consolidated
  Total revenue....................................     --     3,348     39,294
  EBITDA...........................................   (336)   (4,763)   (13,807)
  Total assets.....................................    821    73,025    199,583

   As used in the above table and in the table under "Quarterly Results of Operations" in this section, "EBITDA" represents earnings or loss from operations before interest, taxes, depreciation, amortization and non-cash stock compensation charges. Although EBITDA is a measure commonly used in our industry, it should not be considered an alternative to net earnings, when determined in accordance with generally accepted accounting principles in the United States, or GAAP, or as an alternative to cash flows from operating activities, determined in accordance with GAAP. In addition, the measure of EBITDA we use may not compare to other, similarly titled measures used by other companies.

Recent Business Acquisitions

   On January 4, 2000, we acquired 57.5% of the outstanding capital of Net4You, an Internet services provider headquartered in Klagenfurt, Austria, for approximately $2.9 million, $210,000 of which is payable 12 months following this acquisition. Between 12 and 36 months from the date of closing, we have the right to purchase the remaining interest held by the shareholders of Net4You. The exercise price for this option is determined based on annualized revenues for the six months preceding the date of exercise and is payable in cash or shares of our common stock at the election of the Net4You shareholders. If we do not exercise our call right by the end of this period, the Net4You shareholders may require us to sell our 57.5% interest in Net4You to them. We also have a right of first refusal pursuant to which the shareholders must offer to sell their shares to us if they receive an offer from a third party to purchase their shares.

   On January 7, 2000, we acquired 100% of DNS Telecom, a provider of integrated telecommunications services and solutions located just outside of Paris, France. We issued a promissory note in the amount of approximately $986,000, issued 112,500 shares of our common stock valued at $16.00 per share and, upon closing of our initial public offering, paid $8.5 million in cash to the sellers of DNS Telecom.

   On January 13, 2000, we entered into an agreement to acquire 100% of ISAR, an Internet services provider located in Munich, Germany, for $8.5 million, in cash. This transaction was completed on February 16, 2000. We may be obligated to pay additional consideration of up to approximately $3.7 million depending upon ISAR's operating results for the year ending December 31, 2000.

Revenues

   Our operating companies generally have both business and consumer customers at the time we acquire them. After acquisition, our strategy is to grow the customer base and revenues primarily by marketing value-added services to the small and mid-sized businesses in our markets. Given this focus, we expect that our number of business customers will grow more rapidly than our number of consumer customers, and that revenue from the sale of value-added services will increase more rapidly than revenue from the sale of Internet access. Therefore, our current customer and revenue mix is not expected to be indicative of the future.

   Revenue from Internet access services, both dial-up and dedicated, comes primarily from subscriptions purchased by businesses and consumers. These subscriptions, most often for three, six or 12-month service periods, are generally paid for in advance. Larger business customers may be billed monthly with payment generally being made by direct charge to a credit or debit account. Additionally, in some countries we receive revenue in the form of payments from the telecommunications companies that our customers use to access our services. These providers charge by the minute for both local and long distance calls, and pay us a portion of the fees they generate from our customers' Internet use. All of our access revenues are recognized as they are earned.

   Revenue from Internet value-added services comes from web hosting, applications hosting and related maintenance, domain name registration, sales of hardware and third-party software, network installation, training and consulting and other services. Services such as web and applications hosting and domain name registration are sold on a subscription basis and are paid for in advance or by monthly direct charges to credit or debit accounts. These revenues are recognized over the period in which the services are provided. Revenues from hardware and third-party software sales, installation, training and consulting, and other services are on a contract basis. We bill our customers when the product is shipped or when services are rendered. Revenues from installation, training and consulting are recognized over the contract term as the related services are provided. Revenues from hardware and third-party software sales are recognized upon delivery or installation of the products, depending on the terms of the arrangement, and when the fee is fixed or determinable and collectibility is considered probable.

   Internet access charges and fees for value-added services vary among our operating companies, depending on competition, economic and regulatory environments and other market factors. In some markets, we have reduced prices, especially for access services, as a result of competitive pressure. We expect that this pressure will continue in our markets as the demand for, and supply of, Internet services continue to grow.

Expenses

   Our Internet services operating costs are the costs we incur to carry customer traffic to and over the Internet. We lease lines that connect our points of presence, or PoPs, either to our own network or to other network providers. We pay other network providers for transit, which allows us to transmit our customers' information to or from the Internet over their networks. We also pay other recurring telecommunications costs and personnel costs, including the cost of the local telephone lines our customers use to reach our PoPs and access our services, and costs related to customer support and care. We expect that our Internet services operating costs will increase as we increase capacity to meet customer demand. We anticipate that these costs will decline as a percentage of revenue, however, as we expand our owned network facilities and as competition drives the overall price of network capacity downward.

   Our largest selling, general and administrative expenses are compensation costs and the costs associated with marketing our products and services. Compensation costs include salaries and related benefits, commissions and bonuses. In many of our markets, we are required to make significant mandatory payments for government-sponsored social welfare programs, and we have little control over these costs. Our marketing expenses include the costs of direct mail and other mass marketing programs, advertising, customer communications, trade show participation, web site management and other promotional costs. Other selling, general and administrative expenses include the costs of travel, rent, utilities, insurance and professional fees. We expect that our selling, general and administrative expenses will increase to support our growth.

   The largest component of our depreciation and amortization expense is the amortization of the goodwill arising from our acquisitions. Goodwill, which we amortize over five years, is created when the price at which we acquire a company exceeds the value of its tangible and intangible assets. We expect goodwill amortization expense to increase as we make additional acquisitions and as competition pushes the prices of those acquisitions higher. We also recognize depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciate these assets over their useful lives, generally ranging from three to five years. Our network infrastructure is depreciated over 20 or 25 years, depending on the contract term. We expect depreciation expense to increase as we expand our network infrastructure and acquire additional operations.

   When applicable, we also recognize interest income and expense, our interest in an unconsolidated subsidiary and minority interest. We earn interest income primarily by investing our available cash in short-term treasury securities funds. To date, this interest income has been partially offset by interest expense, largely arising from purchase and lease financing in our operating subsidiaries. Interest in an unconsolidated subsidiary recognizes the value of our minority investment in i-way. In August 1999 we acquired all the remaining shares of i-way and began consolidating the results of that subsidiary. For subsidiaries where we own less than 100% of the equity, minority interest eliminates a portion of operating results equal to the percentage of equity we do not own.

   We have recorded deferred stock compensation totaling $14.5 million in connection with the grant of stock options to employees, through December 31, 1999. This amount represents the difference between the deemed fair market value of our common stock on the dates these options were granted and the exercise price of the options. The amount is included as a component of stockholders' deficit and is being amortized over the vesting period of the individual options, generally four years. For the year ended December 31, 1999, we recorded $1.7 million in non-cash, deferred stock compensation charges, leaving $12.8 million to be recognized over the remaining vesting periods of the stock options. The remaining compensation charges will be recognized as follows: $5.4 million for the year ended December 31, 2000, $3.5 million for the year ended December 31, 2001, $3.1 million for the year ended December 31, 2002 and $815,000 in the year ended December 31, 2003. In February 2000, the Company granted 73,000 stock options at an exercise price of $16 per share, none of which have been exercised. The Company determined that the fair value of the underlying common stock exceeded the exercise price of these stock options by $365, such amount will be amortized over the four-year vesting period.

RESULTS OF OPERATIONS

Year ended December 31, 1999 compared with the year ended December 31, 1998

   Revenue. Revenue for the year ended December 31, 1999 increased 1,074% to $39.3 million as compared to $3.3 million for the year ended December 31, 1998. This revenue was generated by the 17 consolidated subsidiaries that we owned for all or a portion of 1999, as compared to the four consolidated subsidiaries that we owned for a portion of 1998. Of the 1999 revenue, 68.2% came from the sale of Internet access and 31.8% came from the sale of value-added and other services. Of our value-added and other services revenue, 79.8% came from web site services including web hosting, web design and domain name registration.

   Internet services operating costs. Our Internet services operating costs were $19.2 million for the year ended December 31, 1999. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel maintained by the 17 consolidated subsidiaries that we owned for all or a portion of the period. Additionally, we incurred operating costs associated with our international network, which we established in June 1999. We had $1.9 million of Internet services operating costs for the year ended December 31, 1998.

   Selling, general and administrative. We incurred selling, general and administrative expenses of $35.6 million for the year ended December 31, 1999, a 468.7% increase over the $6.3 million we incurred for the year ended December 31, 1998. This increase was primarily due to the addition of costs incurred by the 13 consolidated subsidiaries that we owned for all or a portion of the 1999 period, but that we did not own for the 1998 period. During 1999, $26.1 million, or 73.3%,of the expenses were incurred by our 17 subsidiaries and $9.5 million, or 26.7%, of the costs were incurred by our corporate organization. The expenses incurred by our corporate organization increased by 116.4% between 1998 and 1999, largely due to the costs associated with employing a larger number of corporate and regional personnel and identifying and acquiring an increasing number of operating companies.

   Depreciation and amortization. Our depreciation and amortization expense was $19.4 million for the year ended December 31, 1999, up from $1.3 million for the year ended December 31, 1998. This increase was primarily due to the amortization of goodwill arising from the acquisitions of the 13 consolidated subsidiaries completed between January 1, 1999 and December 31, 1999. The acquisition of these subsidiaries and the implementation of our international network also increased our depreciation expense for telecommunications equipment, computers and other fixed assets. For the 1999 period, $15.1 million, or 77.7%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $4.3 million, or 22.3% was related to the depreciation of fixed assets. For 1998, $936,000, or 71.8%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $368,000, or 28.2% was related to the depreciation of fixed assets.

   Interest income and expense. For the year ended December 31, 1999, we earned $2.6 million in interest income, a 81.6% increase over the $1.5 million we earned for the year ended December 31, 1998. Interest income in both periods was generated primarily from investing funds generated by the sale of preferred shares until those funds were used for acquisitions, operating expenses or capital expenditures. We raised $127.9 million in April 1999, $51.6 million in May 1998 and $1.5 million between August 1997 and April 1998 from these sales. For the 1999 period, we also incurred $1.5 million in interest expense, primarily for purchase and lease financing of equipment in our operating subsidiaries. We incurred no interest expense for 1998.

   Interest in unconsolidated subsidiary. For the year ended December 31, 1999, we recognized a $177,000 loss related to our minority investment in i-way. This compared to a $1.2 million loss recognized for the year ended December 31, 1998 related to the same minority investment. This improvement was due to i-way's significantly increased revenue and operating results, largely related to a single contract under which it provides managed bandwidth for another Internet services provider. In August 1999, we purchased all of the remaining equity in i-way.

   Foreign currency gains. We recognized a $824,000 foreign currency gain for the year ended December 31, 1999, as compared to a $115,000 foreign currency gain for the year ended December 31, 1998. In conjunction with some of our acquisitions, we incurred debts to the acquired companies or their selling stockholders denominated in foreign currencies. During this period, the U.S. dollar strengthened relative to these currencies and the related reduction in the U.S. dollar value of these debts created a gain. Approximately $150,000 of this gain was generated by fluctuations in the British Pound and another $150,000 was generated by fluctuations in the Brazilian Real. The remainder was contributed by fluctuations in the eleven other currencies in which we transact business.

Year ended December 31, 1998 compared with period from inception, June 13, 1997, to December 31, 1997

   Revenue. For the year ended December 31, 1998, we had revenue of $3.3 million. This revenue was generated by the four consolidated subsidiaries that we owned for a portion of the period. We had no operations and therefore no revenue for the period from inception to December 31, 1997.

   Internet services operating costs. Our Internet services operating costs were $1.9 million for the year ended December 31, 1998. We incurred these costs to expand and maintain the network capabilities of the four consolidated subsidiaries that we owned for a portion of the period. We had no operations and therefore no Internet services operating costs for the period from inception to December 31, 1997.

   Selling, general and administrative. We incurred selling, general and administrative expenses of $6.3 million for the year ended December 31, 1998, up from $336,000 for the period from inception to December 31, 1997. This increase was due to the addition of costs incurred by the four consolidated subsidiaries that we owned for a portion of 1998 but that we did not own for the 1997 period, and for the expansion of our corporate organization. During 1998, $1.9 million, or 29.9%, of these expenses were incurred by our local operations and $4.4 million, or 70.1%, were incurred by our corporate organization. All of the costs for the period from inception to December 31, 1997 were incurred in conjunction with the start-up of our corporate organization.

   Depreciation and amortization. Our depreciation and amortization expense was $1.3 million for the year ended December 31, 1998. This expense was largely made up of the amortization of goodwill arising from the acquisition of four consolidated subsidiaries during 1998, and of depreciation expense for telecommunications equipment, computers and other fixed assets in these operations. For 1998, $936,000, or 71.8%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $368,000, or 28.2% was related to the depreciation of fixed assets. We had no depreciation and amortization expense for the period from inception to December 31, 1997.

   Interest income and expense. For the year ended December 31, 1998, we earned $1.5 million in interest income, up from $15,000 for the period from inception to December 31, 1997. Interest income in both periods was generated primarily from investing funds generated by the sale of preferred shares until those funds were used for operating expenses, capital expenditures or, in 1998, acquisitions. We raised $51.6 million in May 1998 and $1.5 million between August 1997 and April 1998 from these sales. For 1998, we also incurred $29,000 in interest expense for purchase and lease financing of equipment in our operating subsidiaries. We incurred no interest expense for the 1997 period.

   Interest in unconsolidated subsidiary. For the year ended December 31, 1998, we recognized a $1.2 million loss related to our minority investment in i-way. We acquired this minority interest in June 1998 and therefore had recognized no gains or losses for the period from inception to December 31, 1997.

   Foreign currency gains. We recognized a $115,000 foreign currency gain for the year ended December 31, 1998. In conjunction with some of our acquisitions, we incurred debts to the acquired companies or their selling stockholders denominated in foreign currencies. During this period, the U.S. dollar strengthened relative to these currencies, and the related reduction in the U.S. dollar value of these debts created a gain. The majority of this gain was created by fluctuations in the British Pound, offset in part by losses in other foreign currencies. We had no similar debts for the period from inception to December 31, 1997 and so incurred no foreign currency gains or losses for the period.

Quarterly Results of Operations

   The following tables present our results of operations for the five quarters ended December 31, 1998, March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999. This information has been compiled from our unaudited financial statements. In the opinion of our management, our unaudited financial statements have been prepared on the same basis as our audited financial statements which appear elsewhere on this Form 10-K, and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary to fairly present this information. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                             Three Months Ended
                         -----------------------------------------------------------
                         December 31, March 31, June 30,  September 30, December 31,
                             1998       1999      1999        1999          1999
                         ------------ --------- --------  ------------- ------------
Revenues:
  Access................   $ 3,212     $ 3,601  $ 5,143      $ 7,509      $ 10,532
  Value-added services..       136         873    1,325        3,263         5,554
  Other.................        --          35      120          492           847
                           -------     -------  -------      -------      --------
    Total revenues......     3,348       4,509    6,588       11,264        16,933
Operating costs and
 expenses:
  Internet services
   costs................     1,853       2,225    3,336        5,045         8,605
  Selling, general and
   administrative.......     3,399       3,970    6,792        9,970        14,855
  Depreciation and
   amortization.........     1,297       1,870    3,002        5,763         8,790
                           -------     -------  -------      -------      --------
    Total operating
     costs and
     expenses...........     6,549       8,065   13,130       20,778        32,250
                           -------     -------  -------      -------      --------
Loss from operations....   $(3,201)    $(3,556) $(6,542)     $(9,514)     $(15,317)

EBITDA..................   $(1,904)    $(1,686) $(3,150)     $(3,658)      $(5,313)

                                       As a Percentage of Revenues
                        -----------------------------------------------------------
                        December 31, March 31, June 30,  September 30, December 31,
                            1998       1999      1999        1999          1999
                        ------------ --------- --------  ------------- ------------
Total revenues.........    100.0%      100.0%   100.0%       100.0%       100.0%
Operating costs and
 expenses:
  Internet services....     55.4        49.4     50.6         44.8         50.8
  Selling, general and
   administrative......    101.5        88.0    103.1         88.5         87.7
  Depreciation and
   amortization........     38.7        41.5     45.6         51.2         51.9
                           -----       -----    -----        -----        -----
    Total operating
     costs and
     expenses..........    195.6       178.9    199.3        184.5        190.4
                           -----       -----    -----        -----        -----
Loss from operations...    (95.6)%     (78.9)%  (99.3)%      (84.5)%      (90.4)%

EBITDA.................    (56.9)%     (37.4)%  (47.8)%      (32.5)%      (31.4)%

Provision for Income Taxes

   While we incurred consolidated operating losses from inception through December 31, 1999, we have recorded a provision for income taxes of approximately $65,000 as a result of taxable income in certain foreign jurisdictions for the year ended December 31, 1999. We have recorded a valuation allowance for the full amount of our net deferred tax assets as the future realization of the net tax benefit currently is not likely.

   At December 31, 1998 and 1999, VIA had a U.S. net operating loss carryforward of approximately $1.4 million and $9.7 million, respectively, which may be used to reduce future taxable income. These U.S. net operating losses begin to expire in 2018. At December 31, 1998 and 1999, VIA had net operating loss carryforwards generated from its foreign subsidiaries of approximately of $406,000 and $17.2 million, respectively, of which $6.0 million expires between 2001 and 2009 and $11.2 million has an indefinite carryforward period.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through the sale of equity securities. We have raised an aggregate of $181.0 million in three private preferred stock offerings since August 1997, and at December 31, 1999, we had cash and cash equivalents of $35.0 million, including $15.0 million in restricted cash. Additionally, through our initial public offering, which we completed in February 2000, we raised $333 million, net of underwriting discounts. Immediately subsequent to our initial public offering, we used $8.5 million to complete the acquisition of ISAR. We continue to pursue an aggressive internal growth and acquisition strategy that we anticipate will require significant additional funding before becoming self-sustaining.

   Additionally, subsequent to the initial public offering, we paid $10.4 million and issued 316,994 shares of our common stock to repay notes we issued to the sellers of U-Net, Esoterica, Via Net.Works Spain Holdings (trading as Interbook) and DNS, and to acquire the minority interest in Dialdata.

   Net cash used in operating activities was $10.1 million for the year ended December 31, 1999, $3.8 million for the year ended December 31, 1998 and $233,000 for the period from inception through December 31, 1997. In each period, cash was primarily used to fund operating losses.

   Net cash used in investing activities was $122.7 million for the year ended December 31, 1999, $14.4 million for the year ended December 31, 1998 and $8,000 for the period from inception through December 31, 1997. For the year ended December 31, 1999 and the year ended December 31, 1998, cash was primarily used for acquisitions, including, in 1998, our equity investment in an unconsolidated subsidiary. In 1999, we also made significant purchases of property and equipment in order to establish our international network.

   Net cash provided by financing activities was $118.5 million for the year ended December 31, 1999, $52.2 million for the year ended December 31, 1998 and $1.0 million for the period from inception through December 31, 1997. In each period, cash was primarily generated by the sale of equity securities.

   In conjunction with our acquisition of VIA NET.WORKS Mexico, in October 1999, we have agreed to pay additional purchase price consideration of up to $30.0 million based on that company's revenue growth between the time of acquisition and December 31, 2000. A formula, based largely on multiples of revenue categories, will be applied to the annualized revenues for each of five consecutive quarters beginning with the fourth quarter of 1999 to arrive at the additional purchase price to be paid, if any. Any additional purchase price, if earned, will be paid on or prior to the 45th day after the end of each calendar quarter beginning in February 2000, with the last possible payment date being February 2001. Based on the formula, for the fourth quarter of 1999, we paid $374,000 as additional purchase price. We have restricted cash of $15.0 million to secure the payment of any additional earned purchase price. We are entitled to reduce the restricted cash as payments are made.

   We plan to continue acquiring and investing in operating companies. As a result, we will continue to amortize substantial amounts of goodwill and other acquired intangible assets. As we grow, we expect that the amount of goodwill we will amortize in connection with our investments will represent an increasingly smaller portion of our expenses. Therefore, we expect to continue to incur net losses until that point in time when the goodwill we amortize represents a sufficiently small amount of our expenses that it is exceeded by our net income before amortization. Exactly when that point in time will occur depends on the nature, size and timing of future acquisitions, which we cannot predict.

Foreign Currency Exchange Risks

   We conduct business in 14 different currencies, including the Euro and the U.S. dollar. With the exception of the Argentine Peso, the value of these currencies fluctuates in relation to the U.S. dollar. At the end of each reporting period, the revenues and expenses of our operating companies are translated into U.S. dollars using the average exchange rate for that period, and their assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of that period. Fluctuations in these exchange rates impact our financial condition, revenues and results of operations, as reported in U.S. dollars.

   Exchange rates can vary significantly, including exchange rates between Euro- linked currencies and the U.S. dollar. This is possible because, although these currencies are linked to the Euro, the exchange rates of these currencies into U.S. dollars fluctuates independently from the exchange rate of the Euro into U.S. dollars. During 1999, we experienced exchange rate fluctuations in the Euro-linked currencies, and particularly in the German Mark. The Mark varied by 16.2% in relation to the U.S. dollar during the year, and ended 1999 14.4% below where it was a year earlier. We also experienced a devaluation of the Brazilian Real in January 1999. The Real varied by 70.4% in relation to the U.S. dollar, and ended the year 33.2% below where it began. We also experienced fluctuations in other exchange rates but they did not have a material impact on our results.

   Our local operations collect revenues and pay expenses in their home currencies. They do not have significant assets, liabilities or other accounts denominated in currencies other than their home currency, and therefore are not subject to exchange rate risk with respect to their normal operations. On a consolidated basis, we are subject to exchange rate risks because we translate our local operations' financial data into U.S. dollars.

Conversion to the Euro

   On January 1, 1999, 11 of the 15 European Union member countries adopted the Euro as their common legal currency, at which time their respective individual currencies became fixed at a rate of exchange to the Euro, and the Euro became a currency in its own right. Presently, the following 11 currencies are subject to the Euro conversion: the Austrian Schilling, the Belgian Franc, the Dutch Guilder, the Finnish Markka, the French Franc, the German Mark, the Irish Punt, the Italian Lire, the Luxembourg Franc, the Portuguese Escudo and the Spanish Peseta.

   During the January 1, 1999 through January 1, 2002 transition period, the Euro will exist in electronic form only and the participating countries' individual currencies will continue in tangible form as legal tender in fixed denominations of the Euro. During the transition period, we must manage transactions with our customers and our third-party vendors in both the Euro and the participating countries' respective individual currencies. We have purchased and specified our business support systems, including accounting and billing, to accommodate Euro transactions and dual currency operations during the transition period. In addition, we intend to require all vendors supplying third-party software to us to warrant that their software will be Euro compliant. Because our acquired European companies generally have short operating histories, most of their systems were acquired and implemented after the Euro was already contemplated. Consequently, any expenditures related to Euro compliance have largely been, and will be, in the normal course of business.

   We conduct business transactions with customers, network suppliers, banks and other businesses, and we will be exposed to Euro conversion problems in these third-party systems. During the transition period, to the extent we are supplying local service, we can continue billings and collections in the individual currencies to avoid Euro conversion problems. However, to the extent we have cross-border transactions in European Union countries, we will be exposed to Euro-related risks. The establishment of the European Monetary Union may have a significant effect on the economies of the participant countries. While we believe that the introduction of the Euro will eliminate exchange rate risks in respect of the currencies of those member states that have adopted the Euro, there can be no assurance as to the relative strength of the Euro against other currencies. Since a substantial portion of our net sales will be denominated in the Euro or currencies of European Union countries, we will be exposed to that risk.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The following discussion relates to our exposure to market risk, related to changes in interest rates and changes in foreign exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially due to a number of factors, as set forth in the "Risk Factors" section in Item 1 of this Form 10-K.

   VIA has limited exposure to financial market risks, including changes in interest rates. At December 31, 1999, VIA's financial instruments consisted of short-term investments and fixed rate debt related to acquisitions and network purchases. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At December 31, 1999 all of our investments are due to mature within twelve months and the carrying value of such investments approximates fair value. The majority of our debt obligations have fixed rates of interest.

   VIA is exposed to foreign exchange rate risk primarily due to its obligations denominated in foreign currencies. These obligations are a result of acquiring operating companies in various European and Latin American countries. The table below summarizes foreign currency denominated obligations outstanding at December 31, 1999:

                                                                   Value at
Currency Denomination                      Fixed Interest Rate December 31, 1999
---------------------                      ------------------- -----------------
British Pounds............................     LIBOR + 1%         $3,807,000
Portuguese Escudos........................     5%                 $  919,000
Spanish Pesetas...........................     5%                 $1,382,000
                                                                  ----------
                                               TOTAL              $6,108,000

   VIA is also subject to risk from changes in foreign exchange rates for its international operations which use a foreign currency as their functional currency and are translated into U.S. Dollars. These risks cannot be reduced through hedging arrangements.

Item 8. Financial Statements and Supplementary Data

   VIA's consolidated financial statements and notes thereto are identified in
Part IV, Item 14a on this Form 10-K, included as set forth below and are incorporated herein by reference:

Index to Financial Statements..............................................   F-1

Report of Independent Accountants..........................................   F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1998 and 1999...............   F-3

Consolidated Statements of Operations for the period from June 13, 1997
 (inception) to December 31, 1997 and the years ended December 31, 1998 and
 1999......................................................................   F-4

Consolidated Statement of Stockholders' Deficit for the period from June
 13, 1997 (inception) to December 31, 1997 and the years ended December 31,
 1998 and 1999.............................................................   F-5

Consolidated Statements of Cash Flows for the period from June 13, 1997
 (inception) to December 31, 1997 and the years ended December 31, 1998 and
 1999......................................................................   F-6

Notes to Consolidated Financial Statements.................................   F-7

Financial Statement Schedule:

  II--Valuation and Qualifying Accounts for the period from June 13, 1997
   (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999................................................................  F-25

   All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The following table shows information about each of our directors and executive officers as of the date of this Form 10-K.

Name                     Age                            Position
----                     ---                            --------
David M. D'Ottavio......  50 Chief Executive Officer and Chairman of the Board of Directors
Michael J. Simmons......  46 President
C. Elliott Bardsley.....  48 Vice President, Corporate Development
Kenneth Blackman........  43 Vice President, European Region
Catherine A. Graham.....  39 Vice President, Chief Financial Officer and Treasurer
Kevin T. Malone.........  51 Vice President, Information Systems
Matt S. Nydell..........  40 Vice President, General Counsel and Secretary
Roy D. Stubbs II........  57 Vice President, Engineering and Technical Operations
Antonio Tavares.........  51 Vice President, Latin American Region
Gabriel A. Battista.....  55 Director
Edward D. Breen.........  44 Director
Stephen J. Eley.........  40 Director
William J. Elsner.......  48 Director
Adam Goldman............  39 Director
William A. Johnston.....  48 Director
Mark J. Masiello........  32 Director
John G. Puente..........  69 Director
Erik Torgerson..........  34 Director

   Each of our directors and executive officers can be reached c/o VIA NET.WORKS, Inc., 12100 Sunset Hills Road, Suite 110, Reston, Virginia 20190.

Executive Officers

   David M. D'Ottavio has served as VIA's Chief Executive Officer and a Director since April 1998 and as VIA's Chairman of the board of directors since November 1999. From April 1998 to June 1999, he also served as President. From January 1995 to August 1997, Mr. D'Ottavio served as Senior Managing Director of United Philips Communications, B.V., now United Pan-Europe Communications N.V., or UPC, responsible for all acquisition, business development, finance, marketing and administration functions and launched UPC's telephony, Internet services provider and high-speed data services. From 1991 to 1994, Mr. D'Ottavio was Chief Operating Officer for United International Holdings, Inc., now UnitedGlobalCom, Inc., and was responsible for cable, MMDS and telephone operations in 14 countries. Previously, Mr. D'Ottavio served as Regional Vice President for Comcast Cable Communications and held various management positions with Westinghouse Electric Corporation. Mr. D'Ottavio received his B.B.A. in Economics from Kent State University.

   Michael J. Simmons has served as VIA's President since June 1999. From September 1998 to June 1999 he was Vice President, European Region. Mr. Simmons was employed by United Pan-Europe Communications, serving as Managing Director-- Portugal, from July 1995 to December 1997, and as Vice President-- Marketing for A2000, the UPC and MEDIA ONE joint venture in Amsterdam from December 1997 to September 1998. In that role, he was responsible for telephony and cable modem Internet products in both the residential and business markets, as well as all sales, customer service and call center operations. From September 1987 to

December 1994, Mr. Simmons was employed by Comcast Cable Communications, serving first as General Manager of Comcast's Ft. Wayne, Indiana system and then as Area Vice President in New Jersey. Previously, he held marketing, sales and operating positions with Insight Communications Company, Inc. and Westinghouse Broadcasting and Cable. Mr. Simmons received his B.A. in History and Communications from St. Mary's University of Minnesota.

   C. Elliott Bardsley joined VIA in September 1997 as Vice President, Corporate Development and was Treasurer through August 1998. From September 1992 to March 1997, he was Vice President, Asia Pacific, for Orion Network Systems, Inc. where he was responsible for developing Orion's satellite business in the Asia Pacific region. Since May 1995, Mr. Bardsley also has been Chairman of Dark Horse Multimedia, Inc., an international Internet and telecommunications consulting firm. Mr. Bardsley received a B.S. degree, cum laude, in Computer Science from Union College and an M.B.A. from Stanford University.

   Kenneth Blackman joined VIA in May 1999 when we acquired WorldWide Web Services, the company he founded. He became Vice President, European Region in June 1999 after serving as Chairman and Managing Director of WorldWide Web Services since its founding in June 1996. Mr. Blackman also co-founded The Training Centre Ltd., a privately-held PC software training company, in 1990 and remained there until it was sold to Admiral plc, an international information technology services company, in January 1994. From January 1994 to June 1996, Mr. Blackman sat on the boards of various information technology service companies mostly within the Admiral plc group. Mr. Blackman received an honors degree in Physics from Bangor University in the United Kingdom.

   Catherine A. Graham joined VIA in July 1998 as Vice President, Chief Financial Officer and Treasurer. From January 1996 to July 1998, she was Vice President, Finance and Investor Relations Officer for Yurie Systems, Inc., a publicly traded telecommunications equipment manufacturer subsequently purchased by Lucent Technologies, Inc. Ms. Graham was responsible for Yurie's financial and risk management infrastructure, managing Yurie's initial public offering and handling communications with the investment community. From August 1994 to December 1995, she was with Smith Barney, Inc. as a consultant in the Corporate and Institutional Services Group. From August 1991 to April 1994, she was Chief Financial Officer, Treasurer and Senior Investor Relations Officer for DavCo Restaurants, Inc., the largest franchisee of Wendy's International. Ms. Graham received a B.A. in Economics from the University of Maryland and an M.B.A. from Loyola College.

   Kevin T. Malone joined VIA in July 1998 as Vice President, Information Technology. From January 1998 to July 1998, he was a General Partner in Infomatrix, a firm offering consulting services to software and communications companies. From May 1994 to January 1998, he worked as an independent consultant through Confluent Technologies, focusing on the design and development of billing, customer care and other back office systems. From 1981 to 1994, he held various positions with US Computer Services/Cabledata, including Vice President, International Software Development, where he was responsible for developing international billing and customer care applications. Mr. Malone studied Electrical Engineering at Southern Methodist University.

   Matt S. Nydell joined VIA in August 1998 as Vice President, General Counsel and Secretary. From November 1996 to August 1998, he was Director, Ventures and Alliances for MCI Communications Corporation, where he oversaw MCI's interest in Concert Communications Company, an international telecommunications joint venture with British Telecommunications. From June 1994 to November 1996, he was Senior Counsel in MCI's legal group responsible for supporting MCI's Mass Markets' advanced technologies and its information technology groups. Prior to joining MCI, Mr. Nydell was an attorney with the Washington office of Donovan Leisure Newton and Irvine, focusing on telecommunications and multimedia issues, and general corporate and commercial matters. Mr. Nydell received a J.D./M.A., foreign affairs, from the University of Virginia, and a B.A., with honors, in Philosophy from Bucknell University.

   Roy D. Stubbs II joined VIA in July 1998 as Vice President, Engineering and Technical Operations. From November 1997 to July 1998, he directed Engineering and Operations for Enterprise Network Applications, Inc., a company providing Operations Support System software to second and third tier telephone companies. From July 1991 to November 1997, Mr. Stubbs was also President and owner of DataSciences Atlanta, Inc., a company providing operating, strategic and network technology planning services to users and providers of telecommunications services. He served as Vice President, Technical Operations at AccessLine Technologies, Inc., a personal communications services company, from May 1994 to October 1995. Previously, Mr. Stubbs held various management positions with BellSouth Corporation. Mr. Stubbs received a B.S. in Electrical Engineering from the University of Florida and an M.S. in Management Science from Pace University.

   Antonio Tavares joined VIA in December 1998 when we acquired Dialdata S.A. Internet Systems and became Vice President, Latin American Region in May 1999. He had been President of Dialdata, a corporate Internet services provider in Brazil, since he founded it in 1993. Mr. Tavares was General Manager of Habasit, a Swiss manufacturer of industrial products, operating in Brazil, from April 1986 to May 1994. Since November 1996, he has served as President of ABRANET, the Brazilian Internet service providers association, responsible for leading the development of the Brazilian Internet industry. He also is the IT Director of FIESP, the Sao Paulo State Industry Association, and Director of Camara Portuguesa de Comercio do Brasil. Mr. Tavares is also a member of the National Advise of Telecommunications, a private council made up of several private telecommunication associations in Brazil. Mr. Tavares has completed the general course of Commerce at Escola Comercial Oliveira Martins in Portugal and also of Sales & Marketing at Fundacao Getulio Vargas in Brazil.

Directors

   Gabriel A. Battista has served as a Director of VIA since June 1999. He is Chairman and Chief Executive Officer of Talk.com, Inc., where he has served since January 1999. From October 1996 to December 1998, he served as Chief Executive Officer of Network Solutions, Inc. From May 1994 to October 1996, he was Chief Executive Officer of Cable & Wireless, Inc., the nation's largest telecommunications services provider that exclusively serves businesses. Mr. Battista has also served as Chief Operating Officer of National Telephone Services Corporation and President of U.S. Sprint's Eastern Group and has held various positions with GTE Telenet and GE Information Services, Inc. Mr. Battista is a member of the board of directors of Axent Technologies, Inc., Capitol College, Systems & Computer Technology Corporation and Online Technologies Group, Inc. He is also a registered Professional Engineer in the State of Pennsylvania. Mr. Battista received a B.S.E.E. from Villanova University, an M.S.E.E. from Drexel University and an M.B.A. from Temple University.

   Edward D. Breen has served as a Director of VIA since November 1999. Mr. Breen became Executive Vice President of Motorola, Inc. and President of Motorola's Broadband Communications Sector in January 2000 following the merger of General Instrument Corporation with Motorola, Inc. From December 1997 to January 2000, Mr. Breen served as Chairman of the Board, President and Chief Executive Officer of General Instrument Corporation, which provides integrated and interactive broadband access solutions, after having served as its Acting Chief Executive Officer and President from October 1997 to December 1997. Mr. Breen was President of General Instrument's predecessor company's Broadband Networks Group from February 1996 to October 1997 and Vice President of General Instrument's predecessor company from November 1996 until October 1997. From October 1994 to January 1996 Mr. Breen was Executive Vice President, Terrestrial Systems of General Instrument's predecessor company. Mr. Breen is also a member of the board of directors of CommScope, Inc.

   Stephen J. Eley has served as a Director of VIA since April 1999. Since January 1990, he has been a general partner of each of BCI Growth III, IV & V, private equity funds focused on providing growth capital to later stage companies. Prior to joining BCI, Mr. Eley was employed by AMEV Holdings/Venture Management in New York from 1986 to 1989 and by Peat Marwick Mitchell & Co. from 1983 to 1986. Mr. Eley received his B.S. in accounting in 1982 from the University of Rhode Island.

   William J. Elsner has served as a Director of VIA since September 1997. Since December 1999, he has been a Managing Member of Telecom Management III L.L.C., a general partner of Telecom Partner III L.P. and since October 1997, he has been a Managing Member of Telecom Management II, L.L.C., a general partner of Telecom Partners II, L.P. Telecom Partner III, L.P. and Telecom Partners II, L.P. are venture capital funds focused on early stage telecommunications services companies. From November 1995 until November 1997, Mr. Elsner was a private investor. From July 1991 until November 1995, Mr. Elsner was the Chief Executive Officer of United International Holdings, Inc., now UnitedGlobalCom, Inc., an international cable television operator he co-founded. Mr. Elsner is currently Chairman of the board of directors of Formus Communications, Inc. and a member of the board of directors of Allied Riser Communications Corporation and VeloCom Inc. Mr. Elsner received a B.S. in Accounting from Regis University and an M.B.A. from the University of Denver.

   Adam Goldman has served as a Director of VIA since September 1999. Since April 1993, Mr. Goldman has been a general partner of Centennial Holdings IV and V and is a managing principal of Centennial Holdings VI. He serves as a senior vice president of Centennial Holdings, Inc., which he joined in 1992. From 1989 through 1991, Mr. Goldman was an associate of Booz, Allen and Hamilton in the strategy practice. Mr. Goldman is a member of the board of directors of ATG Group and Chairman of the board of directors of Exactis.com, Inc. Previously, he served on the boards of Prime Video and Spectrum Resources of the Midwest and was Chairman of the board of directors of Centennial Telecommunications. Mr. Goldman is the Chairman of the board of directors and former President of the Venture Capital Association of Colorado. Mr. Goldman received a Bachelor of Arts in economics from Northwestern University and a Masters of Management from the J.L. Kellogg School of Management at Northwestern University.

   William A. Johnston has served as a Director of VIA since May 1998 and served as Chairman of VIA's board of directors from December 1998 through November 1999. Since January 1997, he has served as a managing director of both Hancock Venture Partners, Inc. and HarbourVest Partners, LLC. He joined Hancock Venture Partners as a Vice President in January 1983 after working in the corporate finance department of John Hancock from 1981. He serves on the advisory council of the Centennial Funds and the advisory committee of Highland Capital Partners. Additionally, Mr. Johnston is a member of the board of directors of Benchmark Media, Inc., Epoch Networks, Inc., Formus Communications, Inc., Golden Sky Systems, Inc., The Marks Group, Inc. and Pangea, Ltd. Mr. Johnston received a B.S. from Colgate University and an M.B.A. from Syracuse University School of Management.

   Mark J. Masiello has served as a Director of VIA since September 1999. Mr. Masiello is a Managing Director of Providence Equity Partners Inc., and he is a member of the general partner of Providence's private equity funds. Mr. Masiello has been with Providence since 1989 and he currently serves as a director of MPower Communications Inc., Netcom Canada, Inc. and Surebridge, Inc. Mr. Masiello received a B.A. from Brown University.

   John G. Puente has served as a Director of VIA since April 1998. From 1987 through 1997, he held various positions at Orion Network Systems, Inc., most recently as the Chairman, Chief Executive Officer and member of the board of directors. He was a founder, and Chairman, of SouthernNet, Inc., and was instrumental in the founding of the National Telecommunications Network, a consortium of long distance fiber optic companies for which he served as the first Chairman. Mr. Puente was also a founder of DCC, Inc., which was merged with Microwave Associates in 1978 to form M/A-Com, subsequently acquired by Hughes Aircraft, now known as Hughes Network Systems, Inc. Mr. Puente is a member of the board of directors of Primus Telecommunications Group, Incorporated and Micros Systems, Inc. He is also Chairman of the board of directors of Internet Cargo Services, Inc., Capitol College and Telogy, Inc. Mr. Puente received a B.S.E.E. from Polytechnic University and an M.S.E.E. from Stevens Institute of Technology.

   Erik Torgerson has served as a Director of VIA since May 1999. He is a general partner of Norwest Equity Partners. Prior to joining Norwest Equity Partners in 1993, Mr. Torgerson was employed by Arthur Andersen & Co. in the financial consulting and audit practice. Mr. Torgerson currently serves on the board of directors at Norigen Communications, Inc., Golden Sky Systems, Inc. and Norwesco, Inc. He is a C.P.A. and received his B.S. degree from the University of Minnesota and his M.B.A. from the University of Iowa.

   Some of our directors became directors as a result of board designation rights we grated to some of our stockholders prior to our initial public offering. Specifically:

  (1) Mr. Johnston was the director designee of HarbourVest International Private Equity Partners III-Direct Fund L.P.

  (2)  Mr. Eley was the director designee of BCI Growth V, LLC

  (3)  Mr. Elsner was the director designee of Telecom Partners II, L.P.

  (4)  Mr. Goldman was the director designee of Centennial Fund VI, L.P.

  (5)  Mr. Masiello was the director designee of Providence Equity Partners,
       L.P.

  (6)  Mr. Torgerson was the director designee of Norwest Equity Partners,
       LLC

   The Board designation rights under which these directors were designated terminated upon the closing of our initial public offering.

   There are no family relationships among any of our directors or executive officers.

Board of Directors

   Our board of directors is authorized to have 10 members and directors are divided into three classes. Currently, Stephen Eley, Mark Masiello and William Johnston serve as Class I directors, and their terms will expire at our 2001 annual stockholders meeting. William Elsner, Adam Goldman and Eric Torgerson serve as Class II directors, and their terms will expire at our 2002 annual stockholder meeting. David D'Ottavio, Gabriel Battista, Edward Breen and John Puente serve as Class III directors, and their terms will expire at our 2003 annual stockholders meeting. At each annual meeting, the successors to the directors whose terms expire will be elected to serve three-year terms. Our directors may be removed without cause only upon the vote of holders of two-thirds of our outstanding common stock, or for cause upon the vote of holders of a majority of our outstanding common stock.

Committees of the Board of Directors

   Our board of directors has established an audit committee, a compensation committee, a finance committee and a nominating committee.

   Among other functions, the audit committee

  .  nominates independent auditors for approval by our stockholders

  . reviews the scope, results and costs of the audit with our independent auditors

  .  reviews our financial statements

  .  reviews and evaluates our internal control practices

   The members of the audit committee are Mr. Torgerson, who is Chairman, and Messrs. Puente and Eley.

   The compensation committee is responsible for administering our 1998 Stock Option and Restricted Stock Plan and our Key Employee Equity Plan, both of which are described below, and for reviewing and approving all compensation arrangements for our officers. The members of the compensation committee are Mr. Puente, who is Chairman, and Messrs. Battista and Goldman.

   The finance committee is responsible for reviewing and making recommendations on proposed debt and equity financings. The members of the finance committee are Mr. Elsner, who is Chairman, and Messrs. Goldman, Johnston and Masiello.

   The nominating committee is responsible for identifying, evaluating and recommending individuals for membership on our board of directors and its committees. The members of the nominating committee are Mr. Battista, who is Chairman, and Messrs. D'Ottavio, Eley and Elsner.

   None of the members of the audit committee or the compensation committee performs the same function for any other entity whose executive officers serve on our board of directors.

Limitation of Liability and Indemnification Matters

   We have adopted provisions in our amended and restated certificate of incorporation which provide that our directors shall not be liable for monetary damages to us or our stockholders for any breach of fiduciary duties to the fullest extent permitted by Delaware law. This limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

   In addition, our certificate of incorporation and by-laws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law. We expect to enter into indemnification agreements with our directors and officers which may, in some cases, be broader than the specific indemnification provisions of applicable law. The indemnification agreements may require us, among other things, to indemnify our directors and officers against liabilities that arise because of their status or service as directors or officers, to reimburse or advance the expenses they may incur as a result of threatened claims or proceedings brought against them, and to cover them under our directors' and officers' liability insurance policies to the maximum extent that insurance coverage is maintained.

   At present, we are not aware of any pending or threatened material litigation or proceeding involving any director or officer where indemnification will be required or permitted. We believe that these provisions in our certificate of incorporation, bylaws and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Section 16(a) Beneficial Ownership Reporting Compliance

   Because we did not complete our initial public offering until February 2000, none of our directors or executive officers were required to file reports under
Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 1999.

Item 11. Executive Compensation

   In the year ended December 31, 1999, we paid all of our executive officers an aggregate of $1,586,869 in salary. We also expect to pay our executive officers bonuses for services rendered in 1999. In addition, we sold shares of our common stock and granted stock purchase rights to some of our executive officers. These sales or purchase rights are described below and in Item 13 on this Form 10-K "Certain Relationships and Related Transactions."

   The following table presents a summary of compensation paid to our Chief Executive Officer and the four most highly compensated other executive officers in 1999, all of whom we refer to as our named executive officers:

                                                                     Long-Term
                                                                    Compensation
                                             Annual Compensation     Securities
                                            -----------------------  Underlying
       Name and Principal Positions         Year  Salary  Bonus(1)    Options
       ----------------------------         ---- -------- --------- ------------
David M. D'Ottavio......................... 1999 $300,000    $--      700,000
  Chief Executive Officer
Michael J. Simmons......................... 1999  200,630     --      335,000
  President
Catherine A. Graham........................ 1999  177,792     --      265,000
  Vice President, Chief Financial Officer &
   Treasurer
Matt S. Nydell............................. 1999  156,875     --      265,000
  Vice President, General Counsel and
   Secretary
C. Elliott Bardsley........................ 1999  156,604     --      155,000
  Vice President, Corporate Development

--------
(1) We expect that the bonuses to be paid for services rendered in 1999 will be determined by the compensation committee of the board of directors in April 2000 based on the achievement of corporate and individual goals. The anticipated bonus amount has been provided for in the consolidated financial statements as of December 31, 1999.

   Option Grants in Last Fiscal Year. The following table provides information relating to options to purchase common stock we granted our named executive officers during the year ended December 31, 1999. The percentages in the table below are based on the options to purchase shares of our common stock we granted under our 1998 Stock Option and Restricted Stock Plan in the year ended December 31, 1999. The options described in the table below become exercisable over periods of from three to four years and have a term of ten years. The market value per share presented in the table below has been determined on a basis consistent with the method we used to price shares of preferred stock we sold our investors. Potential realizable values are net of exercise price before taxes and are based on the assumption that our common stock appreciates at the annual rates shown, compounded annually, from the date of grant until the expiration of the 10-year term. These numbers are calculated based on the requirements of the SEC and do not reflect our estimates of future stock price growth.

                       Option Grants in Last Fiscal Year

                                                                                   Potential Realizable
                                                                                     Value at Assumed
                                                                                     Annual Rates  of
                                                                                 Share Price Appreciation
                                          Individual Grants                          for Option Term
                         ---------------------------------------------------- ------------------------------
                         Number of   Percent of
                         Securities Total Options           Market
                         Underlying  Granted to   Exercise  Value
                          Options   Employees in    Price    Per   Expiration
Name                      Granted    Fiscal Year  Per Share Share     Date       0%        5%        10%
----                     ---------- ------------- --------- ------ ---------- -------- ---------- ----------
David M. D'Ottavio......  100,000        2.4%       $4.00   $4.80   04/05/09  $ 80,000 $  381,869 $  844,996
                          100,000        2.4         4.00    4.80   05/24/09    80,000    381,869    844,996
                          500,000       11.9         9.00    9.00   10/21/09         0  2,830,026  7,171,841

Michael J. Simmons......   35,000        0.8         4.00    4.80   04/05/09    28,000    133,654    295,749
                          100,000        2.4         4.00    6.40   06/06/09   240,000    642,493  1,259,995
                          200,000        4.8         9.00    9.00   10/21/09         0  1,132,010  2,868,736

Catherine A. Graham.....   35,000        0.8         4.00    4.80   04/05/09    28,000    133,654    295,749
                           30,000        0.7         4.00    4.80   05/24/09    24,000    114,561    253,499
                          200,000        4.8         9.00    9.00   10/21/09         0  1,132,010  2,868,736

Matt S. Nydell..........   35,000        0.8         4.00    4.80   04/05/09    28,000    133,654    295,749
                           30,000        0.7         4.00    4.80   05/24/09    24,000    114,561    253,499
                          200,000        4.8         9.00    9.00   10/21/09         0  1,132,010  2,868,736

C. Elliott Bardsley.....   35,000        0.8         4.00    4.80   04/05/09    28,000    133,654    295,749
                           20,000        0.5         4.00    4.80   05/24/09    16,000     76,374    168,999
                          100,000        2.4         9.00    9.00   10/21/09         0    566,005  1,434,368

   Option Exercises and Fiscal Year-End Option Values. The following table presents summary information with respect to stock options owned by our named executive officers at December 31, 1999, none of whom exercised stock options in 1999. We have calculated the value of unexercised in-the-money options based on the initial public offering price of $21.00 per share.

   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                     Values

                             Number of Securities           Dollar Value of Unexercised
                            Underlying Unexercised             In-The-Money Options
                         Options at December 31, 1999          at December 31, 1999
                         --------------------------------   -----------------------------
Name                      Exercisable      Unexercisable    Exercisable    Unexercisable
----                     --------------   ---------------   -------------  --------------
David M. D'Ottavio......          160,416           839,584    $2,874,992      $12,525,008
Michael J. Simmons......           45,832           389,168       742,480        5,812,520
Catherine A. Graham.....           53,331           321,669       881,961        4,669,039
Matt S. Nydell..........           51,039           323,961       839,330        4,711,670
C. Elliott Bardsley.....           67,914           197,086     1,208,209        2,972,791

 Key Employee Equity Plan

   In 1998, we adopted the Key Employee Equity Plan to attract and retain qualified officers, key employees, directors and other persons at VIA and our operating companies by granting them the right to purchase shares of our common stock. Typically, purchase rights under this plan are fully vested on the date of the grant and expire two months from the date of the grant unless earlier terminated.

   A total of 800,000 shares have been reserved for issuance under our Key Employee Equity Plan, of which 547,983 have been issued and are currently outstanding as of March 1, 2000.

   Our compensation committee, which administers the Key Employee Equity Plan, has full power and final authority to designate the grantees, to determine the number of purchase rights awarded, and to determine the terms and conditions relating to the vesting, exercise, transfer or forfeiture of the grant, including the exercise price. Upon termination of a grantee's employment or other relationship with us, any unexercised purchase rights held by the grantee terminate immediately.

 1998 Stock Option and Restricted Stock Plan

   We have adopted the 1998 Stock Option and Restricted Stock Plan, which allows us to issue restricted shares of our common stock or options to purchase shares of our common stock. The total number of shares of our common stock available for issuance under the 1998 plan is 9,200,000, no more than 125,000 of which may be issued in the form of restricted common stock. No person may be granted more than 125,000 shares of restricted stock or options to purchase more than 1,000,000 shares of stock in any calendar year following this offering.

   The 1998 plan is administered by the compensation committee. Except as described in the plan, our compensation committee determines the grantees, the type of grant, number of shares subject to each grant, and the term, exercise price, and vesting schedules for each grant. All of our employees are eligible to participate under the 1998 plan. The maximum term of options granted under the 1998 plan is ten years plus one month.

   Options to purchase 5,540,500 shares of common stock were issued and outstanding under the 1998 plan as of March 1, 2000. All of these options are subject to vesting requirements based on continued employment, typically vesting over two to four years, and have an exercise price equal to what the board determined the fair market value of the common stock to be on the date of the grant.

 Employment Agreements

   We have entered into an agreement with Mr. Kenneth Blackman under which he receives an annual salary of approximately $160,000, is eligible to receive an annual bonus of up to 50% of his annual base salary and is entitled to other specified benefits. In addition, Mr. Blackman is entitled to receive 12 months' notice prior to termination until June 22, 2000 and six months' notice after June 22, 2000.

   We also have entered into an agreement with Mr. Antonio Tavares under which he became one of our executive officers. This agreement entitles Mr. Tavares to receive an annual bonus of up to 60% of his base annual salary through December 31, 1999. Beginning January 1, 2000, Mr. Tavares' maximum annual bonus will be 50% of his base annual salary.

 Compensation of Directors

   Each of our independent directors who is not an employee of VIA or was not, prior to our initial public offering, a board designee of one of our stockholders receives an annual fee of $5,000 for serving on our board, plus a $1,000 fee for each regularly scheduled meeting he or she attends and a $500 fee for each special meeting and each committee meeting he or she attends. In addition, each of these directors, upon joining our board, receives an option to purchase 100,000 shares of our common stock at an exercise price equal to the fair market value of the stock on the date of grant. These options typically vest over three years. Currently Messrs. Battista, Breen and Puente are our only directors who have received this compensation. During the year ended December 31, 1999, Messrs. Battista and Breen also received the right to purchase 50,000 shares of our common stock under our Key Employee Equity Plan. Mr. Battista exercised his right to purchase all 50,000 shares at a per share price of $4.00. During January 2000, Mr. Breen exercised his right to purchase all 50,000 shares at a price of $9.75. All of our directors are reimbursed for travel and other expenses relating to attendance at meetings of the board of directors or committees of the board of directors.

   Because our directors may serve as executive officers or directors of companies that compete with us for acquisition candidates, we have adopted a policy on confidentiality to protect our confidential information and prevent our directors from facing conflicts of interest which may not be able to be resolved. Under this policy, our directors are not required to bring to our attention any information about potential acquisitions of Internet services providers and other related services providers of which they become aware exclusively through their affiliations with, or membership on the boards of directors of, other specified companies, and we do not consider this type of opportunity to constitute a corporate opportunity of ours. Specifically, we have entered into agreements under this policy with Edward D. Breen relating to his relationship with Motorola, Inc. and with John G. Puente relating to his relationship with Primus Telecommunications Group. In addition, under this policy, our directors are required to maintain the confidentially of our financial and operating information.

Compensation Committee Interlocks and Insider Participation

   The compensation committee of our board of directors consists of Messrs. Puente, Battista and Goldman. No member of our compensation committee has been employed by or served as an officer of VIA or our subsidiaries, or has had any relationship requiring disclosure in "Certain Releationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table shows the number and percentage of outstanding shares of our common stock that were owned as of March 1, 2000 and that will be owned immediately following this offering by:

  . each person who we know to be the beneficial owner of more than 5% of our outstanding common stock

  .  each of our directors and named executive officers

  .  all of our directors and executive officers as a group.

   As of March 1, 2000, there were 52,780,097 shares of common stock and 6,770,001 shares of non-voting common stock outstanding.

   The total number of shares of common stock outstanding used in calculating the percentage owned by each person includes the shares of common stock issuable upon conversion of our non-voting common stock or upon the exercise of options held by that person that are exercisable within 60 days of March 1, 2000.

   Unless indicated otherwise below, the address for our directors and officers is c/o VIA NET.WORKS, Inc., 12100 Sunset Hills Road, Suite 110, Reston, VA 20190. Except as indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                                  Percentage of
                                                 Number of Shares    Shares
                                                   Beneficially   Beneficially
Name                                                  Owned           Owned
-----                                            ---------------- -------------
Norwest Equity Capital, L.L.C. and related
 entity(1).....................................     6,978,644         12.1%
John E. Lindahl, George J. Still, Jr. and John
 R. Whaley(1)..................................     6,978,644         12.1
Telecom Partners II, L.P. and Stephen W.
 Schovee(2)....................................     4,175,262          7.9
Centennial Fund V, L.P.(3).....................     4,005,806          7.6
HarbourVest International Private Equity
 Partners III-Direct Fund L.P.(4)..............     3,833,334          7.3
Edward Kane and Brooks Zug(4)..................     3,833,334          7.3
Providence Equity Partners L.P. and affiliated
 entity(5).....................................     3,433,333          6.4
Centennial Fund VI, L.P.(6)....................     3,189,792          6.0
Verio Inc.(7)..................................     2,958,595          5.6
Boston Millennia Partners Limited Partnership
 and affiliated entities(8)....................     2,735,869          5.2
David M. D'Ottavio(9)..........................       443,750            *
C. Elliott Bardsley(10)........................       235,442            *
Catherine A. Graham(11)........................       201,620            *
Michael J. Simmons(12).........................       177,063            *
Matt S. Nydell(13).............................       181,033            *
Gabriel A. Battista............................        52,100            *
Edward D. Breen................................        50,000            *
Stephen J. Eley(14)............................     1,735,767          3.3
William J. Elsner(2)...........................     4,175,262          7.9
Adam Goldman(3)(6).............................        10,000            *
William A. Johnston(4).........................            --            *
Mark J. Masiello(5)............................         1,500            *
John G. Puente (15)............................        53,352            *
Erik M. Torgerson..............................            --            *
All directors and executive officers as a group
 (18 persons)(16)..............................     7,667,936         14.3

--------
*Less than 1%.
 (1) This amount consists of 5,050,000 shares of common stock issuable upon the conversion of shares of non-voting common stock held by Norwest Equity Capital, L.L.C., 1,636,716 shares of common stock held by Norwest Equity Capital and 291,928 shares of common stock held by Norwest Venture Partners VI, L.P. As the managing member of Norwest Equity Capital, L.L.C., Itasca NEC, L.L.C. has voting and investment power over the shares of stock held by Norwest Equity Capital and may therefore be deemed to be the beneficial owner of these shares. Messrs. Lindahl, Still and Whaley share voting and investment power over shares held by Norwest Equity Capital and may also therefore be deemed to beneficially own these shares. Itasca and each of Messrs. Lindahl, Still and Whaley disclaim beneficial ownership of these shares except to the extent of its or his pecuniary interest in them. In addition, Messrs. Still and Whaley share voting and investment power over shares beneficially owned by Norwest Venture Partners VI, and each disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in them. Mr. Torgerson does not have voting or investment power over any of these shares. The address for each of Norwest Equity Capital, Itasca, and Messrs. Lindahl and Whaley is 2800 Piper Jaffray Tower, 222 South Ninth Street, Minneapolis, Minnesota 55402. The address for Mr. Still is 245 Lytton Ave., Suite 250, Palo Alto, California 94301.
 (2) Mr. Elsner and Mr. Schovee may be deemed to share voting and investment power over these shares. Each of Messrs. Elsner and Schovee disclaims beneficial ownership over these shares except to the extent of his pecuniary interest in them. The address of Telecom Partners II, L.P., Mr. Schovee and Mr. Elsner is 4600 South Syracuse, Suite 1000, Denver, Colorado 80237.
 (3) Excludes 3,189,792 shares held by Centennial Fund VI, L.P. and 429,991 shares held by other entities affiliated with Centennial Fund V, L.P., including 124,274 shares held by Centennial Entrepreneurs Fund V, L.P. and 225,972 shares held by Centennial Holdings I, LLC, an entity affiliated with Centennial Fund

    V. Centennial Fund V has no voting or investment power over these shares and disclaims beneficial ownership of them. Centennial Entrepreneurs Fund V disclaims beneficial ownership of shares held by Centennial Fund V. Centennial Holdings V, L.P. is the sole general partner of Centennial Fund V and of Centennial Entrepreneurs Fund V and, accordingly, may be deemed to be the indirect beneficial owner of the shares of common stock they hold by virtue of its authority to make decisions regarding the voting and disposition of such shares. Also excludes 100,000 shares of common stock issuable upon the exercise of a warrant held by Steven Halstedt that is exercisable within 60 days. While this warrant is held in Mr. Halstedt's name, it is held for the benefit of Centennial Holdings, Inc., the managing member of Centennial Holdings I, and Centennial Holdings, Inc. has the voting and investment power over this warrant and may be deemed the beneficial owner of these shares. Mr. Halstedt disclaims beneficial ownership of the shares underlying the warrant. Mr. Halstedt is a unit holder, officer and director of Centennial Holdings I. Acting alone, Mr. Halstedt does not have voting or investment power with respect to any of the shares directly held by Centennial Holdings I and, as a result, Mr. Halstedt disclaims beneficial ownership of shares held by Centennial Holdings I. Mr. Goldman, who is one of five general partners of Centennial Holdings V, has no voting or investment power over any of these shares and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in them. The address for Centennial Fund V and Mr. Goldman is 1428 Fifteenth Street, Denver, Colorado 80202.
 (4) Voting and investment power over these shares is held jointly by Mr. Edward Kane and Mr. Brooks Zug, the managing members of HarbourVest Partners, LLC, which is the managing member of HIPEP III--Direct Associates L.L.C., which in turn is the general partner of HarbourVest International Private Equity Partners III-Direct Fund L.P. Although Mr. William Johnston is a managing director and owner, or member, of HarbourVest Partners, LLC, Mr. Johnston is not a managing member of HarbourVest Partners, LLC and accordingly has no voting or investment power over these shares. Each of Messrs. Kane and Zug disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in them. The address of HarbourVest International Private Equity Partners III and of Messrs. Johnston, Kane and Zug is c/o HarbourVest Partners, LLC, One Financial Center, 44th Floor, Boston, Massachusetts 02111.
 (5) Shares beneficially owned by Providence Equity Partners L.P. include 833,334 shares of non-voting common stock held by Providence Equity Partners II L.P. and 47,215 shares of common stock held by Providence Equity Partners II L.P., an entity affiliated with Providence Equity Partners. Mr. Masiello, who is a principal of Providence Equity Partners Inc., the investment advisor to Providence Equity Partners and Providence Equity Partners II, has no voting or investment power over these shares and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in them. The address for Providence Equity Partners and Providence Equity Partners II is 50 Kennedy Plaza, 900 Fleet Center, Providence, Rhode Island 02903.
 (6) Excludes 4,005,806 shares held by Centennial Fund V, L.P. and 429,991 shares held by other entities affiliated with Centennial Fund VI, L.P., including 79,745 shares held by Centennial Entrepreneurs Fund VI, L.P. and 225,972 shares held by Centennial Holdings I, LLC, an entity affiliated with Centennial Fund VI. Centennial Fund VI has no voting or investment power over these shares and disclaims beneficial ownership of them. Centennial Entrepreneurs Fund VI disclaims beneficial ownership of shares held by Centennial Fund VI. Centennial Holdings VI, LLC is the sole general partner of Centennial Fund VI and of Centennial Entrepreneurs Fund VI and, accordingly, may be deemed to be the indirect beneficial owner of the shares of common stock they hold by virtue of its authority to make decisions regarding the voting and disposition of such shares. See note (4) for more information regarding the holdings of Mr. Halstedt, Centennial Holdings I and Centennial Holdings, Inc. Mr. Goldman, who is one of five managing principals of Centennial Holdings, VI, has no voting investment power over any of these shares and disclaims beneficial ownership of any of these shares except to the extent of his pecuniary interest in them. The address for Centennial Fund VI is 1428 Fifteenth Street, Denver, Colorado 80202.
 (7) The address of Verio Inc. is 8005 South Chester Street, Suite 200, Englewood, Colorado 80112.
 (8) Includes 51,860 shares held by entities affiliated with Boston Millennia Partners Limited Partnership. The address of Boston Millennia Partners is 30 Rowes Wharf, Boston, Massachusetts 02110.

 (9) Includes 293,750 shares of common stock issuable upon the exercise of options held by Mr. D'Ottavio that are exercisable within 60 days.
(10) Includes 102,500 shares of common stock issuable upon the exercise of options held by Mr. Bardsley that are exercisable within 60 days.
(11) Includes 68,120 shares of common stock issuable upon the exercise of options held by Ms. Graham that are exercisable within 60 days.
(12) Includes 59,363 shares of common stock issuable upon the exercise of options held by Mr. Simmons that are exercisable within 60 days. Mr. Simmons also holds 200 shares as custodian for his children.
(13) Includes 63,333 shares of common stock issuable upon the exercise of options held by Mr. Nydell that are exercisable within 60 days.
(14) Includes 1,699,082 shares held by BCI Growth V, LP and 34,675 shares held by BCI Investors LLC. Mr. Eley is a general partner of BCI Growth V and, as such, may be deemed to share voting and investment power over these shares. Mr. Eley disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in them.
(15)  Includes 2,000 shares held by Mr. Puente's spouse.
(16) Includes 7,667,936 shares of common stock issuable upon the exercise of options held by our directors and executive officers that are exercisable within 60 days. See notes (2) through (17) for more information regarding these options.

Item 13. Certain Relationships and Related Transactions

 Stock Purchases by our Preferred Stockholders

   In connection with our preferred stock financings, some of our directors, our executive officers, and persons who hold 5% or more of our stock, or entities affiliated with these persons, purchased stock from us. These stockholders also received the right, which some of them exercised, under a stockholders agreement, to purchase shares of our common stock from us concurrently with our initial public offering. Details regarding these purchases, since January 1, 1999, by 5% stockholders are shown in the table below. Share amounts and prices in the following table give effect to the conversion upon the closing of our initial public offering of each outstanding share of our preferred stock into one share of our common stock.

                                                                                          Number of
                                                                            Aggregate     Shares of
                                                                Date of   Purchase Price Common Stock
          Purchaser          Additional Relationship to VIA    Purchase   (In thousands)  Purchased
          ---------          ------------------------------   ----------- -------------- ------------
 The Centennial Funds....... Adam Goldman, a                  April 99       $27,720      4,620,033
                             director, is a general
                             partner of Centennial
                             Funds IV and V and is a
                             managing principal of
                             Centennial Fund VI. He
                             serves as a senior vice
                             president of Centennial
                             Holdings, Inc.
 Norwest Equity Capital..... Eric Torgerson, a                April 99        26,500      4,416,667
                             director, is a general           February 00      5,671        270,049
                             partner of Norwest
                             Equity Partners.
 Telecom Partners II........ William J. Elsner, a             April 99         7,000      1,166,667
                             director, has been a
                             managing member of
                             Telecom Management II,
                             L.L.C., the general
                             partner of Telecom
                             Partners II, L.P., since
                             November 1997
 HarbourVest International.. William Johnston, a              April 99         7,000      1,166,667
                             director, is a managing
                             director of HarbourVest
                             Partners, LLC.
 Providence Equity Partners  Mark Masiello, a                 April 99        20,000      3,333,333
  and affiliated entity..... director, is a principal         February 00      2,100        100,000
                             of Providence Equity
                             Partners Inc., and is a
                             member of the general
                             partner of Providence's
                             private equity funds
 Boston Millennia Partners   None                             April 99         7,000      1,166,667
  and affiliated entity.....                                  February 00      2,223        105,869

   Stockholders Agreement. Prior to our initial public offering, we entered into a stockholders agreement with the purchasers of our preferred stock. This agreement gave each of the following stockholders the right to designate one director to our board: Providence Equity Partners, L.P., BCI Growth V, LLC, Norwest Equity Partners, LLC, Centennial Fund VI, L.P., Telecom Partners II, L.P., Verio Inc. and HarbourVest International Private Equity Partners III-Direct Fund L.P. This right to designate directors terminated upon closing of our initial public offering in February 2000.

   The stockholders agreement also gave our preferred stockholders the right to require us to register their shares of common stock for resale and to pay the expenses of registering their shares. These registration rights will continue until 2009, but will terminate early for any stockholder whose shares may be sold under Rule 144(k) under the Securities Act, so long as that stockholder holds less than 2% of our then outstanding shares of common stock.

 Common Stock Purchases

   The following table gives information about purchases of our common stock from us, other than through exercises under our stock option plan, since January 1, 1999 by our directors or executive officers where the price of the stock purchased was $60,000 or more:

                                                                                     Number of
                                                                       Aggregate     Shares of
                                                          Date of    Purchase Price Common Stock
 Purchaser             Additional Relationship to VIA     Purchase   (In thousands)  Purchased
 ---------             ------------------------------   ------------ -------------- ------------
 Michael J. Simmons... President                        January 99        120          50,000
 C. Elliott Bardsley.. Vice President,                  January 99        120          50,000
                       Corporate Development
 Catherine A. Graham.. Vice President, Chief            January 99        120          50,000
                       Financial Officer and
                       Treasurer
 Kevin T. Malone...... Vice President,                  January 99        120          50,000
                       Information Systems
 Matt S. Nydell....... Vice President, General          January 99         95          39,584
                       Counsel and Secretary
 Antonio Tavares...... Vice President, Latin            July 99           140          35,000
                       American Region
 Gabriel Battista..... Director                         August 99         200          50,000
 Kenneth Blackman..... Vice President, European         September 99      160          40,000
                       Region                           September 99      631          76,506
 Edward D. Breen...... Director                         January 00        488          50,000

   Registration Rights. We have entered into a registration rights agreement with some of the former shareholders of our operating companies who received shares of our common stock in connection with our acquisition of these companies, including Mr. Blackman, who formerly owned 23.0% of WorldWide Web Services, Inc. None of our other directors, officers or beneficial owners of 5% or more of our outstanding stock is a party to this registration rights agreement. Under this agreement, if at any time after our initial public offering we decide to register shares of our common stock for our own account or for the account of other stockholders, then our stockholders who are parties to the registration rights agreement may require us to register their shares of common stock as well. We are obligated to pay all expenses incurred in connection with registering shares of common stock under the registration rights agreement.

 Acquisitions of Dialdata and WorldWide Web Services

   In December 1998, we purchased stock totaling 51% of the outstanding stock of Dialdata S.A. Internet Systems, located in Brazil, from Dialdata and from some of Dialdata's shareholders. In exchange for the shares we purchased from Dialdata, we paid $1.4 million in cash and $4.1 million in notes bearing interest at an annual rate of 4% and payable in ten equal monthly installments, the last of which we paid in October 1999. Mr. Antonio Tavares, a co-founder of Dialdata who owned 35.7% of Dialdata prior to our acquisition and 19.2% after our acquisition, became one of our executive officers after our acquisition of Dialdata. As part of our acquisition, Mr. Tavares also sold us shares of stock in Dialdata for $960,000 in cash. In July 1999, we acquired additional shares representing 2.3% of Dialdata's stock from Mr. Tavares in exchange for 35,000 shares of VIA common stock.

   In addition, after our initial public offering on February 11, 2000, we acquired the minority interest in Dialdata and Mr. Tavares received $602,800 and 12,301 shares of common stock. See Item 7 on this Form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" for a description of this transaction.

   In May 1999, we acquired all of the outstanding stock of WorldWide Web Services, Inc., located in the United Kingdom, for $7.3 million in cash and promissory notes, which bore interest at an annual rate of 5%. We paid off the entire outstanding balance due under the notes in September 1999. Mr. Kenneth Blackman owned 23.0% of WorldWide Web Services prior to our acquisition of the company. Mr. Blackman became one of our executive officers subsequent to our acquisition of WorldWide Web Services.

   Our acquisitions of Dialdata and WorldWide Web Services were each consummated in the local currency for these companies. As a result, the dollar amounts stated above are based on the exchange rates we used to make these calculations. Loans and Guarantees We have no outstanding loans to, or guarantees on behalf of, any of our directors or executive officers.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   a. Documents filed as a part of this report.

     1. FINANCIAL STATEMENTS

       See Index to Financial Statements on page F-1.

     2. FINANCIAL STATEMENT SCHEDULES

       See Index to Financial Statement Schedules on page F-1.

     3. EXHIBITS

       See Index to Exhibits on page E-1.

   b. Reports on Form 8-K.

   VIA filed no reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
                                          VIA NET.WORKS, Inc.

                                          By:
                                              /s/ David M. D'Ottavio __________
                                              David M. D'Ottavio
                                              Chief Executive Officer,
                                              Chairman
                                               of the Board of Directors

Date: March 23, 2000

                                   SIGNATURES

Date: March 23, 2000

   Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of VIA NET.WORKS, Inc. and in the capacities indicated as of March 23, 2000.

 /s/ David M. D'Ottavio                      Chief Executive Officer, Chairman
 ___________________________________________ of the Board of Directors
    David M. D'Ottavio                       (Principal Executive Officer)



 /s/ Michael J. Simmons                      President
 ___________________________________________
    Michael J. Simmons



 /s/ Catherine A. Graham                     Vice President, Chief Financial
 ___________________________________________ Officer and Treasurer (Principal
    Catherine A. Graham                      Financial and Accounting Officer)



 /s/ William A. Johnston                     Director
 ___________________________________________
    William A. Johnston



 /s/ Gabriel Battista                        Director
 ___________________________________________
    Gabriel Battista



 /s/ Edward D. Breen                         Director
 ___________________________________________
    Edward D. Breen

 /s/ Stephen J. Eley                         Director
 ___________________________________________
    Stephen J. Eley



 /s/ William J. Elsner                       Director
 ___________________________________________
    William J. Elsner



 /s/  Adam Goldman                           Director
 ___________________________________________
    Adam Goldman



 /s/  Mark J. Masiello                       Director
 ___________________________________________
    Mark J. Masiello



                                             Director
 ___________________________________________
    John G. Puente



                                             Director
 ___________________________________________
    Erik M. Torgerson
















                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants........................................  F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 1998 and 1999.............  F-3
Consolidated Statements of Operations for the period from June 13, 1997
 (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999................................................................  F-4
Consolidated Statement of Stockholders' Deficit for the period from June
 13, 1997 (inception) to December 31, 1997 and the years ended December
 31, 1998 and 1999.......................................................  F-5
Consolidated Statements of Cash Flows for the period from June 13, 1997
 (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999................................................................  F-6
Notes to Consolidated Financial Statements...............................  F-7
Financial Statement Schedule:
  II-Valuation and Qualifying Accounts for the period from June 13, 1997
   (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999.............................................................. F-25

   All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

                       Report of Independent Accountants

To the Board of Directors and
 Stockholders of VIA NET.WORKS, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VIA NET.WORKS, Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for the period from June 13, 1997 (inception) to December 31, 1997 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 7, 2000

                              VIA NET.WORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S dollars, except share data)

                                                                  December 31,
                                                                -----------------
                                                                 1998      1999
                                                                -------  --------
                            ASSETS
Current assets:
 Cash and cash equivalents..................................... $34,711  $ 20,067
 Restricted cash...............................................      --    15,000
 Trade and other accounts receivable, net of allowance of $217
  and $1,296, respectively.....................................   1,566     9,197
 Other current assets..........................................     951     3,074
                                                                -------  --------
   Total current assets........................................  37,228    47,338
Property and equipment, net....................................   4,280    28,909
Goodwill and other acquired intangible assets, net.............  29,848   115,194
Other noncurrent assets........................................   1,669     8,142
                                                                -------  --------
   Total assets................................................ $73,025  $199,583
                                                                =======  ========
        LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
           PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable.............................................. $ 3,284  $ 12,735
 VAT and other taxes payable...................................     379     1,904
 Short-term notes and current portion of long-term debt........  11,182     7,808
 Deferred revenue..............................................   1,710     9,777
 Other current liabilities and accrued expenses................   1,079     5,660
                                                                -------  --------
   Total current liabilities...................................  17,634    37,884
Long-term debt, less current portion...........................     565     5,846
Other noncurrent liabilities...................................      35        --
                                                                -------  --------
   Total liabilities...........................................  18,234    43,730
Commitments and contingencies
Minority interest in consolidated subsidiaries.................   7,597     4,422
Mandatorily redeemable convertible preferred stock:
 Series A convertible preferred stock $.001 par value;
  1,500,000 shares authorized; 1,488,657 shares issued and
  outstanding (liquidation preference of $1,489 at December
  31, 1998 and 1999)...........................................   1,489     1,489
 Series B-1 voting convertible preferred stock, $.001 par
  value; 17,200,000 shares authorized; 15,795,335 shares
  issued and outstanding (liquidation preference of $47,386 at
  December 31, 1998 and 1999)..................................  47,386    47,386
 Series B-2 non-voting convertible preferred stock, $.001 par value; 2,700,000 shares authorized; 1,400,000 shares issued and outstanding (liquidation preference of $4,200 at
  December 31, 1998 and 1999)..................................   4,200     4,200
 Series C-1 voting convertible preferred stock, $.001 par
  value; 21,400,000 shares authorized; 15,939,657 issued and outstanding (liquidation preference of $95,638 at December
  31, 1999)....................................................      --    95,638
 Series C-2 non-voting convertible preferred stock, $.001 par value; 6,000,000 shares authorized; 5,370,001 issued and
  outstanding (liquidation preference of $32,220 at December
  31, 1999)....................................................      --    32,220
                                                                -------  --------
                                                                 53,075   180,933
Stockholders' deficit:
 Common stock, $.001 par value; 57,000,000 shares authorized;
  273,042 and 1,962,671 shares issued and outstanding..........      --         2
 Non-voting common stock, $.001 par value; 7,500,000 shares
  authorized; no shares issued and outstanding.................      --        --
 Additional paid-in capital....................................     216    26,023
 Accumulated deficit...........................................  (5,663)  (36,658)
 Deferred compensation.........................................      --   (12,788)
 Accumulated other comprehensive loss..........................    (434)   (6,081)
                                                                -------  --------
   Total stockholders' deficit.................................  (5,881)  (29,502)
                                                                -------  --------
   Total liabilities, mandatorily redeemable convertible
    preferred stock and stockholders' deficit.................. $73,025  $199,583
                                                                =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              VIA NET.WORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (in thousands of U.S. Dollars, except share and per share data)

                                           For the period
                                                from
                                           June 13, 1997  For the years ended
                                           (inception) to    December 31,
                                            December 31,  --------------------
                                                1997        1998       1999
                                           -------------- --------- ----------
Revenue..................................     $    --     $  3,348  $   39,294
                                              -------     --------  ----------
Operating costs and expenses:
  Internet services......................          --        1,853      19,211
  Selling, general and administrative....         336        6,258      35,587
  Depreciation and amortization..........          --        1,304      19,425
                                              -------     --------  ----------
    Total operating costs and expenses...         336        9,415      74,223
                                              -------     --------  ----------
Loss from operations.....................        (336)      (6,067)    (34,929)
                                              -------     --------  ----------
Interest income..........................          15        1,454       2,640
Interest expense.........................          --          (29)     (1,455)
Loss in unconsolidated affiliate.........          --       (1,199)       (177)
Foreign currency gains...................          --          115         824
                                              -------     --------  ----------
Loss before minority interest and income
 taxes...................................        (321)      (5,726)    (33,097)
Income tax benefit (expense).............          --          145         (65)
Minority interest in loss of consolidated
 subsidiaries............................          --          239       2,167
                                              -------     --------  ----------
Net loss attributable to common
 stockholders............................     $  (321)    $ (5,342) $  (30,995)
                                              =======     ========  ==========
Basic and diluted loss per share
 attributable to common stockholders.....     $(10.66)    $ (24.29) $   (28.55)
                                              =======     ========  ==========
Shares used in computing basic and
 diluted loss per share..................      30,063      219,964   1,085,564
                                              =======     ========  ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                              VIA NET.WORKS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
        (in thousands of U.S. Dollars, except share and per share data)

                                                                                Accumulated
                            Common Stock   Additional                              Other         Total
                          ----------------  Paid-in   Accumulated   Deferred   Comprehensive Stockholders'
                           Shares   Amount  Capital     Deficit   Compensation     Loss         Deficit
                          --------- ------ ---------- ----------- ------------ ------------- -------------
Balance, inception June
 13, 1997...............         --  $--    $    --    $     --     $     --      $    --      $     --
Net loss and
 comprehensive loss.....         --   --         --        (321)          --           --          (321)
Issuance of common
 stock..................     60,100   --         30          --           --           --            30
                          ---------  ---    -------    --------     --------      -------      --------
Balance, December 31,
 1997...................     60,100   --         30        (321)          --           --          (291)
Comprehensive loss:
 Net loss...............         --   --         --      (5,342)          --           --        (5,342)
 Foreign currency
  translation
  adjustment............         --   --         --          --           --         (434)         (434)
                                                                                               --------
Total comprehensive
 loss...................         --   --         --          --           --           --        (5,776)
Issuance of common
 stock..................    212,942   --        186          --           --           --           186
                          ---------  ---    -------    --------     --------      -------      --------
Balance, December 31,
 1998...................    273,042   --        216      (5,663)          --         (434)       (5,881)
Comprehensive loss:
 Net loss...............         --   --         --     (30,995)          --           --       (30,995)
 Foreign currency
  translation
  adjustment............         --   --         --          --           --       (5,647)       (5,647)
                                                                                               --------
Total comprehensive
 loss...................         --   --         --          --           --           --       (36,642)
Grant of employee stock
 options below fair
 market value...........         --   --     14,485          --      (14,485)          --            --
Amortization of deferred
 compensation...........         --   --         --          --        1,697           --         1,697
Issuance of common
 stock..................  1,689,629    2     11,322          --           --           --        11,324
                          ---------  ---    -------    --------     --------      -------      --------
Balance at December 31,
 1999...................  1,962,671  $ 2    $26,023    $(36,658)    $(12,788)     $(6,081)     $(29,502)
                          =========  ===    =======    ========     ========      =======      ========



  The accompanying notes are an integral part of these consolidated financial statements.

                              VIA NET.WORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        (in thousands of U.S. Dollars, except share and per share data)

                                                For the
                                              period from     For the years
                                             June 13, 1997        ended
                                             (inception) to    December 31,
                                              December 31,  -------------------
                                                  1997        1998      1999
                                             -------------- --------  ---------
Cash flows from operating activities:
 Net loss..................................      $ (321)    $ (5,342) $ (30,995)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization.............          --        1,304     19,425
 Deferred taxes............................          --         (145)        --
 Employee stock compensation...............          --           --      1,697
 Provision for doubtful accounts
  receivable...............................          --           26        640
 Unrealized foreign currency transaction
  gain.....................................          --         (126)      (824)
 Minority interest in loss of consolidated
  subsidiaries.............................          --         (239)    (2,167)
 Loss in unconsolidated affiliate..........          --        1,199        177
 Changes in assets and liabilities, net of
  acquisitions:
 Accounts receivable.......................          --         (164)    (1,712)
 Other current assets......................          (6)        (679)    (1,505)
 Accounts payable..........................          94          106      4,202
 Other current liabilities and accrued
  expenses.................................          --          233     (1,681)
 Deferred revenue..........................          --           43      2,188
 Other noncurrent assets...................          --           --        484
                                                 ------     --------  ---------
   Net cash used in operating activities...        (233)      (3,784)   (10,071)
                                                 ------     --------  ---------
Cash flows from investing activities:
 Acquisitions, net of cash acquired........          --      (11,005)   (91,454)
 Restricted cash...........................          --           --    (15,000)
 Purchases of property and equipment.......          (8)        (520)    (9,534)
 Purchases of indefeasible rights of use...          --           --     (7,259)
 Purchase of equity investment.............          --       (2,781)        --
 Other assets..............................          --          (77)       544
                                                 ------     --------  ---------
   Net cash used in investing activities...          (8)     (14,383)  (122,703)
                                                 ------     --------  ---------
Cash flows from financing activities:
 Repayment of debt.........................          --          (56)    (9,823)
 Proceeds from issuance of common stock....          30          186      1,426
 Proceeds from borrowings..................          --           --        503
 Proceeds from issuance of mandatorily
  redeemable convertible preferred stock...       1,018       52,057    127,858
 Deferred equity offering costs............          --           --     (1,482)
                                                 ------     --------  ---------
   Net cash provided by financing
    activities.............................       1,048       52,187    118,482
Effect of currency exchange rate changes on
 cash......................................          --         (116)      (352)
                                                 ------     --------  ---------
Net increase (decrease) in cash and cash
 equivalents...............................         807       33,904    (14,644)
Cash and cash equivalents, beginning of
 period....................................          --          807     34,711
                                                 ------     --------  ---------
Cash and cash equivalents, end of period...      $  807     $ 34,711  $  20,067
                                                 ======     ========  =========
Supplemental disclosure:
 Cash paid for interest....................      $   --     $     --  $     783
                                                 ======     ========  =========
 Income taxes paid.........................      $   --     $     --  $      30
                                                 ======     ========  =========
Noncash investing and financing
 transactions:
 Common stock issued to satisfy debt.......      $   --     $     --  $   2,747
                                                 ======     ========  =========
 Common stock issued in connection with
  acquisitions.............................      $   --     $     --  $   7,149
                                                 ======     ========  =========
 Acquisition of indefeasible rights of use
  financed through long-term debt..........      $   --     $     --  $   4,241
                                                 ======     ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

1. Organization and Summary of Significant Accounting Policies

 Organization and Nature of Operations

   VIA NET.WORKS, Inc. (the "Company" or "VIA") was founded on June 13, 1997 for the purpose of acquiring existing Internet services providers around the world. The focus of the Company is to be a leading, full-service global provider of Internet connectivity and services, including web hosting, e-commerce, Internet security and other services, primarily to the small and mid-sized business market. In 1999, the Company amended its Certificate of Incorporation to change the Company's name from V-I-A Internet, Inc. to VIA NET.WORKS, Inc.

 Risks and Uncertainties

   The Company has a limited operating history and its operations are subject to certain risks and uncertainties, including those associated with: the ability to meet obligations; continuing losses, negative cash flow and fluctuations in operating results; funding expansion; acquisitions and strategic alliances, including their integration; managing rapid growth and expansion; international business activities; suppliers; financing arrangement terms that may restrict operations; regulatory issues; competition in the Internet services industry; technology trends and evolving industry standards; and delivering reliable service.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results could differ from the recorded estimates.

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries, as described in Note 3. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned affiliates over which the Company has the ability to exercise significant influence are accounted for under the equity method. Under the equity method of accounting, an investee's results of operations are not reflected within the Company's consolidated accounts; however, the Company's share of the earnings or losses of the investee is reflected in the caption "loss in unconsolidated affiliate" in the consolidated statements of operations. In applying the equity method to investments in voting preferred stock, the Company recognizes losses based on its share of ownership interest of the preferred stock once common equity of the investee has been fully depleted.

 Reclassifications

   Certain prior year information has been reclassified to conform to the current year presentation.

 Revenue Recognition

   Revenue from Internet connectivity and value-added Internet services is recognized over the period the services are provided. Internet connectivity revenues include payments from customers, as well as payments from telecommunications providers that customers use to access the Company's service. The Company records deferred revenue for amounts billed and/or collected in advance. Revenue from consulting, training, and network installation services is recognized as the services are provided. Revenue from hardware and third-party software

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

sales is recognized upon delivery or installation of the respective products, depending on the terms of the arrangement, and when the fee is fixed or determinable and collectibility is considered probable.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. The Company's cash and investment policies limit investments to short-term, investment grade instruments. Concentration of credit risk with respect to accounts receivable are limited due to the large number and geographic dispersion of customers comprising the Company's customer base.

 Property and Equipment

   Property and equipment are recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets, generally three to five years. The Company has purchased software to facilitate its global information processing, financial reporting and access needs. These costs and related software implementation costs are being capitalized as property and equipment and amortized over the estimated useful life, generally three years. The cost of network infrastructure purchased under indefeasible right of use agreements is being amortized over the lesser of the estimated useful life or term of the agreement, generally 20 to 25 years. Cost includes major expenditures for improvements and replacements, which extend useful lives or increase capacity of the assets. Expenditures for maintenance and repairs are expensed as incurred.

 Goodwill and Other Acquired Intangible Assets

   The Company has recorded goodwill and other acquired intangible assets related to its acquisitions. Goodwill and other intangible assets are amortized using the straight-line method over a five-year period.

 Other Assets

   Other assets principally comprise deferred equity offering costs, other costs incurred in connection with pending acquisitions, and non-compete agreements obtained through the acquisition of businesses. Offering costs were subsequently charged against additional paid-in capital upon completion of the Company's initial public offering (see Note 12). Costs incurred in connection with successful acquisitions are included in the total purchase price. Costs related to unsuccessful acquisition efforts are charged to income in the current period. The non-compete agreements are being amortized over the contractual life of two years.

 Long-Lived Assets

   The Company periodically evaluates the carrying value of long-lived assets to be held and used, primarily property and equipment, and goodwill, under the provisions of Statement of Financial Accounting Standards

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of. The carrying value of long-lived assets is considered impaired when the separately identifiable undiscounted cash flows from the asset is less than its carrying value. In addition, the recoverability of goodwill is further evaluated under the provisions of Accounting Principles Board Opinion No. 17, Intangible Assets, based upon undiscounted cash flows. In the event that the carrying amount exceeds undiscounted cash flows, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved.

   Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets.

 Advertising Costs

   Costs related to advertising and promotion of services are charged to operating expense as incurred. Advertising expense was $5, $975 and $2,021 for the period from June 13, 1997 (inception) to December 31, 1997 and for the years ended December 31, 1998 and 1999, respectively.

 Income Taxes

   The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized. In conjunction with business acquisitions, the Company records acquired deferred tax assets and liabilities. Future reversals of the valuation allowance on acquired deferred tax assets will first be applied against goodwill and other intangibles before recognition of a benefit in the consolidated statements of operations.

 Stock-Based Compensation

   SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS No. 123 which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied.

 Foreign Currency

   The functional currency for the Company's international subsidiaries is the applicable local currency. Accordingly, net assets are translated at year-end exchange rates while revenue and expenses are translated at the average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders' deficit. At December 31, 1998 and 1999, the cumulative foreign currency translation adjustment was $434 and $6,081, respectively. Transaction gains or losses, including gains or losses on foreign currency denominated inter-company balances, are recorded in the consolidated statements of operations.

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)


 Fair Value of Financial Instruments

   Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of debt and capital lease obligations approximate their fair value.

 Loss Per Share

   Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the year. Diluted loss per share is computed using the weighted-average number of shares of common stock, adjusted for the dilutive effect of common stock, equivalent shares of common stock options and warrants and contingently issuable shares of common stock. Common stock equivalent shares are calculated using the treasury stock method. The following securities that were outstanding for each of the periods presented have been excluded from the computation of diluted loss per share, as their effect would be antidilutive:

                                                                     Convertible
                                                    Stock             Preferred
                                                   Options  Warrants    Stock
                                                  --------- -------- -----------
   December 31, 1997.............................        --      --   1,025,000
   December 31, 1998............................. 1,365,000 100,000  18,683,992
   December 31, 1999............................. 5,387,500 100,000  39,993,650

   Accordingly, there is no reconciliation between basic and diluted loss per share for each of the periods presented.

 Comprehensive Income

   SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive loss consists of net loss and foreign currency translation adjustments as presented in the consolidated statements of stockholders' deficit.

 Segment Reporting

   The Company discloses its segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 uses the "management" approach to reporting financial information about an enterprise's segments. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

 Recent Pronouncements

   In 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and SOP 98-5, Reporting on the Costs of Start-Up Activities, both of which are required to be adopted for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, determining whether computer software is for internal use, and when costs incurred for internal-use computer software are and are not capitalized. SOP 98-5 requires costs of start-up

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

activities and organization costs to be expensed as incurred. The adoption of SOP 98-1 and SOP 98-5 did not have a material effect on the Company's consolidated financial statements.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. Subsequent to the issuance of SFAS No. 133, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to periods beginning after June 15, 2000. The Company has not committed or expects to commit to any derivative instrument transactions, and thus does not anticipate that this pronouncement will have a significant effect on its results.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which defers the effective date of SAB 101 from January 1, 2000 to April 1, 2000. The Company is currently evaluating SAB 101 and has not yet determined whether applying the accounting guidance of SAB 101 will have a material effect on its financial position or results of operations.

2. Investment in Affiliate

   In June 1998, the Company acquired a 36% interest in i-way Limited (i-way) an Internet services provider located in the United Kingdom. The Company purchased voting preferred stock for $2,781. The Company had the option to purchase the remaining 64% equity interest in i-way pursuant to certain conditions as set forth in the purchase agreement. Further, the i-way common shareholders had the option to require the Company to purchase a number of common shares that would increase its fully diluted equity interest to 50%. The option was to expire in December 2001.

   Subsequent to the date of the preferred stock investment and for the years ended December 31, 1998 and 1999, i-way incurred losses of $1,137 and $103, respectively. As discussed in Note 1, because the common equity of i-way has been fully depleted, the Company has recognized the full amount of the investee's loss arising subsequent to the date of the investment. Additionally, the Company is amortizing goodwill at the date of the initial acquisition, over a five-year period. The amortization is included in the Company's consolidated statements of operations in the amount of $62 and $74 for the years ended December 31, 1998 and 1999, respectively.

   In June 1999, the Company negotiated the purchase of the remaining 64% equity interest in i-way for total consideration of $13,104, comprised of $10,473 in cash and 317,421 shares of the Company's common stock, valued at $8.25 per share. The transaction was consummated on August 5, 1999. On the date of acquisition the fair value of net assets acquired was $208. Goodwill of $14,174 was recognized on the acquisition. Accordingly, the revenues and expenses of i-way for the period from August 5, 1999 to December 31, 1999 have been included in the Company's consolidated financial statements.

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)


3. Acquisitions of Certain Businesses

   Beginning in 1998, the Company has made a series of acquisitions of Internet services providers located in Europe and Latin America, offering services that include Internet connectivity, web hosting, e-commerce, Internet security and other services, primarily to small and mid-sized businesses.

   Each of the acquisitions has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition dates. Identifiable intangible assets as of the date of acquisition primarily consist of a customer base, employee workforce and the tradename. Because the Company's operating strategy following the acquisitions is intended to change the nature of the existing target market from residential subscribers to small to mid-sized businesses, the value of the acquired customer base for a majority of the Company's acquired businesses was determined to not be significant. Due to the short histories of these acquired businesses, the Company has also determined that there is significant uncertainty regarding the future rate of employee retention following the acquisitions and, accordingly, has concluded that the value of the employee workforce for a majority of the Company's acquired businesses would be nominal. The Company has likewise determined that the value of the tradenames acquired was not significant based on the intention to modify the branding of the acquired businesses following the acquisition. Accordingly, a significant portion of the purchase price of the acquired businesses has been allocated to goodwill.

 1998 Acquisitions

     During 1998, the Company completed four acquisitions for cash and notes payable:

                                                      Aggregate Ownership
                                                      Purchase  Interest   Assets  Liabilities
Business Acquired        Location   Acquisition Date    Price   Acquired  Acquired   Assumed
-----------------        --------- ------------------ --------- --------- -------- -----------
VIA Net Works Argentina
 S.A.                    Argentina September 24, 1998  $ 4,456      51%    $  603    $2,108
Gesellschaft fur
 Telekommunikations und
 Netzwerkdienste mbH
 ("GTN")                 Germany   October 9, 1998     $10,652      51%    $1,402    $1,215
U-Net Ltd.               UK        October 29, 1998    $17,498     100%    $3,513    $3,670
Dialdata S.A. Internet
 Systems                 Brazil    December 29, 1998   $ 6,611      51%    $  938    $  155

   The Company has the right to purchase the remaining 49% interest in VIA Net Works Argentina, GTN and Dialdata during certain contractual time periods ending March 24, 2002, October 9, 2002, and May 29, 2002, respectively (see
Note 12). Pursuant to these purchase agreements, the Company entered into employment agreements with varying terms, with certain officers of the acquired companies. In July 1999, the Company purchased the remaining 49% equity interest in VIA Net Works Argentina S.A. for $1,357 in cash and 150,000 shares of the Company's common stock, valued at $8.25 per share. Subsequent to December 31, 1999 the Company acquired the remaining interest in Dialdata.

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

 1999 Acquisitions

   During 1999, the Company completed additional acquisitions for cash, promissory notes payable, and issuance of common stock:

                                                       Aggregate Ownership
                           Acquiree     Acquisition    Purchase  Interest   Assets  Liabilities
Business Acquired          Location         Date         Price   Acquired  Acquired   Assumed
-----------------         ----------- ---------------- --------- --------- -------- -----------
BART Holding B.V.         Netherlands March 25, 1999    $ 7,095     100%    $  851    $3,019
MediaNet Ireland Ltd.     Ireland     April 19, 1999    $ 1,696      60%    $  470    $1,332
Ecce Terram GmbH          Germany     April 30, 1999    $   920     100%    $  146    $  215
Artinternet S.A.          France      May 12, 1999      $ 1,763      51%    $  283    $  333
Esoterica-Novas
 Technologias de
 Informacao S.A.          Portugal    May 13, 1999      $ 8,322     100%    $1,283    $1,967
Worldwide Web Services    UK          May 27, 1999      $ 7,402     100%    $1,318    $1,969
Informationstechnik,
 Netzwerke und Systeme
 Vertriebs GmbH           Germany     June 30, 1999     $ 3,115     100%    $  615    $  447
Netlink Internet
 Services Ltd.            UK          July 9, 1999      $12,354     100%    $  832    $2,220
Via Net Works Argentina
 S.A.                     Argentina   July 27, 1999     $ 2,595      49%    $  712    $   --
Service Net S.A.          Argentina   July 30, 1999     $ 1,149     100%    $  230    $  381
Via Net.Works Spain
 Holdings S.L. (formerly
 Disbumad, S.L.)          Spain       August 26, 1999   $ 6,250      87%    $  299    $1,352
VIA NET.WORKS, Inc. S.A.
 de C.V. (formerly
 InfoAcces)               Mexico      October 10, 1999  $36,106     100%    $8,278    $4,389
Management and
 Communications S.A.
 (M&Cnet)                 Switzerland October 11, 1999  $ 3,560     100%    $  550    $  697

   All companies were acquired directly by the Company, except for Informationstechnik, Netzwerke und Systeme Vertriebs GmbH ("INS") and Ecce Terram GmbH, which were acquired by GTN, a majority-owned subsidiary.

   Netlink was acquired for $9,068 in cash and 394,124 shares of the Company's common stock, valued at $8.25 per share. In conjunction with the acquisitions of Esoterica-Novas Technologias de Informacao S.A. ("Esoterica"), Worldwide Web Services ("WWS"), Ecce Terram, INS and Via Net.Works Spain Holdings, S.L. the Company entered into promissory notes with the selling shareholders for a portion of the purchase price, as follows:

                                             Principal Amount
                                              at Acquisition      Maturity
                                             ---------------- -----------------
   WWS......................................      $3,658      May 27, 2000
   Esoterica................................      $  986      May 18, 2000
   INS......................................      $1,188      June 30, 2000
   Ecce Terram..............................      $  585      April 30, 2001
   Via Net.Works Spain Holdings, S.L. ......      $1,471      February 26, 2001

   The promissory notes are denominated and payable in the applicable local currency. All notes bear interest at 5% per annum. Upon maturity, certain of the promissory notes are payable at an amount equal to the greater of the principal and accrued interest or a valuation formula based on the revenues and earnings before interest, taxes, depreciation and amortization of the acquired business, as calculated at maturity. The Esoterica and WWS notes require the continued employment of certain of the selling shareholders to entitle the holders to receive the amount based on the valuation formula.

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)


   The Esoterica and WWS promissory notes are payable in common stock or cash at the option of the holder. If the holder elects payment in common stock, the stock will be valued at fair value. Payment date for the notes may be extended for six months at the option of the holder. The Via Net.Works Spain Holdings S.L. promissory notes are payable 50% in cash and 50% in common stock valued at fair value (see Note 12).

   The principal amount of these promissory notes has been included as a component of the initial purchase price. Upon payment of the Ecce Terram promissory note, any excess of the amount determined under the valuation formula over the principal amount will be recorded as additional purchase consideration at the time. Because the valuation formula of the WWS and Esoterica promissory notes is only applicable in the event that certain selling shareholders remain with as employees of the Company, any excess of the valuation formula over the principal amount will be recognized as additional compensation expense. In September 1999, the Company negotiated the early retirement of the WWS promissory note for $4,124, (inclusive of accrued interest) paid in 332,926 shares of common stock valued at $8.25 per share and $1,377 in cash. The Company recognized approximately $330 in compensation expense in connection with this transaction.

   Also, in conjunction with the acquisition of INS, the Company agreed to make an additional payment to the selling shareholders based on the performance of INS for the twelve months following the date of acquisition. Any payments required under this agreement will be reflected as additional purchase consideration.

   The purchase consideration for InfoAcces consisted of a $35.0 million initial cash payment and a maximum of $30.0 million of contingent earn-out payments based on a formula valuation through December 2000. In connection with the contingent consideration, the Company has placed $15.0 million in escrow, which is reflected as restricted cash in the accompanying consolidated balance sheet.

   The purchase price of M&CNet consisted of cash of $2.1 million payable over a twelve month period and a note in the amount of $1.2 million. Following twelve months from the closing of the transaction or under certain other circumstances, including an initial public offering, the Company has an option to acquire the remaining interest in M&CNet based on a valuation formula, payable in shares of the Company.

   The following presents the unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1999 as if the acquisitions had been consummated on January 1, 1998. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of goodwill and other intangible assets relating to the acquisitions.

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                                                               (unaudited)
   Revenue................................................  $ 42,330  $ 65,679
   Net loss...............................................  $(41,192) $(48,101)
   Basic and diluted loss per share.......................  $ (38.09) $ (30.78)

   The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at January 1, 1998 or the results that may occur in the future.

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

4. Property and Equipment

   Property and equipment consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1999
                                                                ------  -------
Machinery and equipment........................................ $3,305  $23,255
Indefeasible rights of use (IRU)...............................     --   12,484
Furniture and fixtures.........................................  1,034    2,113
Purchased software.............................................    309    1,752
                                                                ------  -------
                                                                 4,648   39,604
Accumulated depreciation and amortization......................   (368) (10,695)
                                                                ------  -------
Property and equipment, net.................................... $4,280  $28,909
                                                                ======  =======

   Total depreciation expense was $0, $368 and $ 4,331 in 1997, 1998 and 1999, respectively. As of December 31, 1999, the Company held $14,042 of machinery and equipment, and capitalized network infrastructure under capital lease/IRU arrangements. The related accumulated amortization was $856.

5. Goodwill and Other Acquired Intangible Assets

   Goodwill and other intangible assets acquired through business acquisitions consisted of the following:

                                                                December 31,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
Goodwill..................................................... $30,784  $126,731
Customer base................................................      --     2,123
Employee workforce...........................................      --     1,213
Accumulated amortization.....................................    (936)  (14,873)
                                                              -------  --------
Total........................................................ $29,848  $115,194
                                                              =======  ========

   Total amortization expense was $0, $936, and $15,094 in 1997, 1998 and 1999, respectively.

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

6. Short-term Notes and Long-term Debt

   Short-term notes and long-term debt consisted of the following:

                                                               December 31,
                                                             -----------------
                                                               1998     1999
                                                             --------  -------
   Acquisition debt for U-Net Ltd., LIBOR + 1%, due varying
    dates
    through 2001...........................................  $  8,280  $ 3,807
   Acquisition obligation of Dialdata, 5%..................     2,245       --
   Acquisition debt for Esoterica-Novas Technologias de
    Informacao S.A., 5%, due 2000..........................                919
   Acquisition debt for Via Net.Works Spain Holdings, S.L.,
    5%, due 2001...........................................              1,382
   Debt related to IRU Agreements, 12%, due quarterly to
    2002...................................................              3,899
   Capital lease obligations at interest rates ranging from
    7.8% to 8.0%, due monthly to 2004......................       980      858
   Advances from related parties, noninterest bearing, due
    2000...................................................       121    1,968
   Notes payable, 7.8%, due monthly through 2002...........       121      821
                                                             --------  -------
                                                               11,747   13,654
   Less current portion....................................   (11,182)  (7,808)
                                                             --------  -------
   Long-term portion.......................................  $    565  $ 5,846
                                                             ========  =======

   The acquisition obligation of Dialdata and advances from related parties represent amounts due to current or former managers of acquired businesses.

   The scheduled maturities of long-term debt outstanding at December 31, 1999 are summarized as follows:

   2000................................................................. $ 7,808
   2001.................................................................   4,459
   2002.................................................................   1,370
   2003.................................................................      10
   2004 and thereafter..................................................       7
                                                                         -------
                                                                         $13,654
                                                                         =======

7. Mandatorily Redeemable Convertible Preferred Stock

   The Company's mandatorily redeemable convertible preferred stock is summarized below:

                                                       Shares
                           Price per ------------------------------------------
                             share     1997       1998       1999      Total
                           --------- --------- ---------- ---------- ----------
Series A, voting..........    $ 1    1,025,000    463,657         --  1,488,657
Series B-1, voting........    $ 3           -- 15,795,335         -- 15,795,335
Series B-2, non-voting....    $ 3           --  1,400,000         --  1,400,000
Series C-1, voting........    $ 6           --         -- 15,939,657 15,939,657
Series C-2, non-voting....    $ 6           --         --  5,370,001  5,370,001
                                     --------- ---------- ---------- ----------
                                     1,025,000 17,658,992 21,309,658 39,993,650
                                     ========= ========== ========== ==========

   All preferred shares are convertible, at the option of the holder, into equivalent shares of common stock. The conversion ratios are subject to adjustment for anti-dilution provisions. In the event of liquidation,

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

dissolution or winding up of the Company, the preferred holders will be entitled to a liquidation preference over payments to common stockholders equal to the investment price plus all declared but unpaid dividends. The holders of Series C-1 shares, voting as a single class, may elect three directors to serve on the Company's Board of Directors. Preferred stockholders participate on an as-converted basis in all dividends payable to the holders of common stock.

   Concurrent with the private placement of Series C, the Company amended and restated its Articles of Incorporation (the "Amendment"). The Amendment increased the total authorized shares of voting common stock of the Company to 57,000,000 shares, increased the total authorized shares of non-voting common stock of the Company to 7,500,000 shares, and increased the total authorized shares of the preferred stock of the Company to 48,800,000 shares. The Amendment also amended the automatic conversion feature of all outstanding preferred stock in the event of an initial public offering (IPO). All preferred shares not converted are subject to mandatory redemption by the Company on May 31, 2008.

   After the conversion of preferred stock, holders of non-voting common stock will not be entitled to vote except as required by law. Each share of non-voting common stock will be convertible into one share of common stock at the holder's option at any time, provided the holder is permitted by law to hold the share of common stock. In all other respects, the rights of the non-voting common stock will be the same as those of the common stock.

   All outstanding preferred shares were converted into common shares subsequent to December 31, 1999, in conjunction with the Company's IPO (See
Note 12).

8. Stock Compensation and Retirement Plans

 Key Employee Equity Plan

   During 1998, the Company adopted the V-I-A Internet Inc. Key Employee Equity Plan (the "KEEP Plan"), an incentive plan. The KEEP Plan provides for the granting of stock options to key employees of the Company. Rights are granted with an exercise price as determined by the Company's Board of Directors. The stock purchase rights vest immediately and expire on dates specified by the Board of Directors. As of December 31, 1998 and December 31, 1999, the Company has reserved 400,000 and 800,000, respectively, common shares for issuance under the KEEP Plan.

 Stock Option Plan

   During 1998, the Company adopted the V-I-A Internet Inc. Stock Option and Restricted Stock Plan (the "Option Plan"). The Option Plan allows the Company to issue employees either incentive or non-qualified options, which options vest over such periods as may be determined by the Board of Directors, generally two to four years. The options expire ten years after grant date. The Option Plan allows for grants, which would allow the grantees to exercise their options prior to vesting in exchange for restricted common stock or restricted stock units, however, no such grants have been made. Options are granted with an exercise price equal to the estimated fair value of the common stock at the date of grant as determined by the Company's Board of Directors. As of December 31, 1998 and December 31, 1999 the Company has reserved 1,600,000 and 9,200,000, respectively, common shares for issuance under the Option Plan.

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

 Warrants for Common Stock

   In April 1998, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $2.40, to a non-employee member of the Board of Directors. These warrants vested immediately and expire five years from the grant date. As of December 31, 1999 no warrants have been exercised.

 Fair Value of Stock Options and Warrants

   For disclosure purposes under SFAS No. 123, the fair value of each stock option and warrant granted is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                         1998                      1999
                            ------------------------------ ---------------------
                            KEEP Plan Option Plan Warrants KEEP Plan Option Plan
                            --------- ----------- -------- --------- -----------
   Expected life in
    months.................      2       48-60       60         2       12-48
   Risk-free interest
    rate...................    4.5%          5%       5%      4.4%        4.9%
   Volatility..............      0%          0%       0%        0%      0%-50%
   Dividend yield..........      0%          0%       0%        0%          0%

   For all options granted subsequent to the initial filing of the Company's public offering in November 1999, a volatility factor of 50% was used.

   Utilizing these assumptions, the weighted-average fair value of the stock options and warrants granted was as follows:

                                                                     1998  1999
                                                                     ----- -----
      KEEP Plan..................................................... $0.02 $0.15
      Option Plan................................................... $0.36 $4.54
      Warrants...................................................... $0.53    --

   Under the above model, the total value of stock options and warrants granted was approximately $440 and $20,172 in 1998 and 1999, respectively, which would be amortized on a pro forma basis over the option-vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma results would have been as follows:

                                            For the Years Ended December 31,
                                           -------------------------------------
                                                 1998               1999
                                           -----------------  ------------------
                                              As       Pro       As       Pro
                                           Reported   Forma   Reported   Forma
                                           --------  -------  --------  --------
   Net loss............................... $(5,342)  $(5,403) $(30,995) $(31,827)
   Net loss per share..................... $(24.29)  $(24.56) $ (28.55) $ (29.32)

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

   Following is a summary of the Company's stock purchase right, stock option and warrant activity through December 31, 1999:

                           Number of Shares of Common
                                      Stock                          Weighted-
                           -----------------------------    Price     Average
                             KEEP       ISO                  Per     Exercise
                             Plan      Plan     Warrants    Share      Price
                           --------  ---------  -------- ----------- ---------
Balance at December 31,
 1997.....................       --         --       --           --      --
Granted...................  365,000  1,080,000  100,000  $1.00-$2.40   $2.13
Exercised.................       --         --       --           --      --
Forfeited.................  (25,000)   (55,000)      --  $      2.40   $2.40
                           --------  ---------  -------
Balance at December 31,
 1998.....................  340,000  1,025,000  100,000  $1.00-$2.40   $2.11
                           --------  ---------  -------
Granted...................  332,000  4,363,500       --  $4.00-$9.75   $7.50
Exercised................. (495,158)        --       --  $2.40-$9.75   $3.16
Forfeited................. (116,842)    (8,000)      --  $2.40-$9.75   $3.28
                           --------  ---------  -------
Balance at December 31,
 1999.....................   60,000  5,380,500  100,000  $1.00-$9.75   $6.54
                           ========  =========  =======
Exercisable, December 31,
 1998.....................  340,000    143,229  100,000  $1.00-$2.40   $2.06
                           ========  =========  =======
Exercisable, December 31,
 1999.....................   60,000    669,201  100,000  $1.00-$9.75   $3.24
                           ========  =========  =======

   All stock purchase rights and options granted during 1998 were granted with exercise prices equal to the fair market value as determined by the Board of Directors. During 1999, the Company determined that the fair value of the underlying common stock exceeded the exercise price of certain stock purchase rights and stock option grants by $14,485. Such amount will be amortized over the vesting period. The Company recognized an expense of $1,697 in the year ended December 31, 1999.

   The following table summarizes information about the outstanding and exercisable options and warrants at December 31, 1999:

                                                    Outstanding
                                               ---------------------
                                                          Weighted-
                                                           Average
                                                          Remaining
                                                         Contractual
                                                            Life     Exercisable
      Exercise Price                            Number    (months)     Number
      --------------                           --------- ----------- -----------
      $1.00...................................   300,000     99.5       50,000
      $2.40...................................   825,000     95.1      640,451
      $4.00................................... 1,187,000    112.2           --
      $8.25...................................   561,500    113.9           --
      $9.00................................... 1,890,000    117.8       78,750
      $9.75...................................   777,000    109.9       60,000
                                               ---------               -------
                                               5,540,500    110.7      829,201
                                               =========               =======

   In January 2000, the Company granted 37,500 stock purchase rights and 110,000 stock options, at an exercise price of $16 per share. All of the 37,500 stock purchase rights were exercised and none of the stock options were exercised. Of the 60,000 stock purchase rights and 5,380,500 stock options outstanding at December 31, 1999, 52,825 and 113,956, respectively, have been exercised and 7,175 stock purchase rights expired subsequent to December 31, 1999.

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)


   In February 2000, the Company granted 73,000 stock options at an exercise price of $16 per share, none of which have been exercised. The Company determined that the fair value of the underlying common stock exceeded the exercise price of these stock options by $365. Accordingly, such amount will be amortized over the vesting period and the Company will recognize an expense of $84 in connection with these options, during the year 2000.

9. Income Taxes

   The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                                  For the         For the
                                                Period from     Years Ended
                                               June 13, 1997   December 31,
                                              (inception) to   ---------------
                                             December 31, 1997  1998     1999
                                             ----------------- ------   ------
Statutory U.S. federal income tax rate......         34%           34%      34%
Minority interest...........................         --             1        3
Goodwill amortization.......................         --            (5)     (11)
State income taxes, net.....................         --             1        1
Change in valuation allowance...............        (34)          (19)     (34)
Loss on unconsolidated subsidiary...........         --            (7)      --
International subsidiaries..................         --            --        8
Other.......................................         --            (2)      (1)
                                                    ---        ------   ------
Effective income tax rate...................          0%            3%       0%
                                                    ===        ======   ======

   The (benefit from) provision for income taxes is summarized below:

                                                   For the        For the
                                                 Period from    Years Ended
                                                June 13, 1997   December 31,
                                               (inception) to   ---------------
                                              December 31, 1997  1998    1999
                                              ----------------- -------  ------
Current income taxes:
  International..............................        $--        $    --  $  65
  Federal....................................         --             --     --
  State......................................         --             --     --
                                                     ---        -------  -----
                                                      --             --     65
Deferred income taxes:
  International..............................         --           (145)    --
  Federal....................................         --             --     --
  State......................................         --             --     --
                                                     ---        -------  -----
Total deferred income taxes..................         --           (145)    --
                                                     ---        -------  -----
Total(benefit from) provision for income
 taxes.......................................        $--        $  (145) $  65
                                                     ===        =======  =====

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

   The components of loss before income taxes and minority interest are as follows:

                                                 For the          For the
                                               Period from      Years Ended
                                              June 13, 1997     December 31,
                                             (inception) to   -----------------
                                            December 31, 1997  1998      1999
                                            ----------------- -------  --------
U.S operations.............................       $(321)      $(4,107) $ (8,215)
Non-U.S. operations........................          --        (1,619)  (24,882)
                                                  -----       -------  --------
                                                  $(321)      $(5,726) $(33,097)
                                                  =====       =======  ========

   Deferred tax assets and liabilities were comprised of the following:

                                                               1998      1999
                                                              -------  --------
Deferred tax assets:
  NOL carryforward........................................... $   539  $  3,695
  Start-up costs.............................................     523       962
  Other......................................................      --     1,155
  International subsidiaries.................................     145     5,997
                                                              -------  --------
Gross deferred tax assets....................................   1,207    11,809
                                                              -------  --------
Deferred tax liabilities:
  Unrealized foreign currency gain...........................     (48)     (412)
  Depreciation and amortization..............................      --       (70)
                                                              -------  --------
Gross deferred tax liabilities...............................     (48)     (482)
                                                              -------  --------
Net deferred tax assets......................................   1,159    11,327
Valuation allowance..........................................  (1,159)  (11,327)
                                                              -------  --------
                                                              $    --  $     --
                                                              =======  ========

   The net deferred tax assets have been reduced by a valuation allowance since management has determined that currently it is more likely than not that such benefits will not be realized. The change in the valuation allowance was an increase of $10,168 in 1999, which is primarily related to additional operating losses in the U.S. and foreign jurisdictions.

   At December 31, 1998 and 1999, the Company had a U.S. net operating loss carryforward of approximately $1,427 and $9,731, respectively, which may be used to offset future taxable income. These carryforwards begin to expire in 2018. Further, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards which can be utilized if certain changes in the Company's ownership occur.

   At December 31, 1998 and 1999, the Company had net operating losses generated from its foreign subsidiaries of approximately $406 and $17,235, respectively, of which $5,997 expires between 2001 and 2009 and $11,238 has an indefinite carryforward period.

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

10. Commitments and Contingencies

 Operating and Capital Lease Commitments

   The Company leases office space and equipment under non-cancelable operating leases expiring on various dates through 2004. In addition, the Company is required to make quarterly payments for certain operations and maintenance services over the life of the IRU arrangements ranging from 20-25 years. Rent expense for the period from June 13, 1997 (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999, was $0 and $178 and $1,726, respectively.

   The Company also leases telecommunications and other equipment under capital leases.

   Future minimum lease payments under non-cancelable operating leases and capital leases at December 31, 1999 are as follows:

Year Ending December 31,                                       Operating Capital
------------------------                                       --------- -------
2000..........................................................  $ 2,793   $584
2001..........................................................    2,446    333
2002..........................................................    1,594     51
2003..........................................................    1,423     10
2004..........................................................    2,118      7
Thereafter....................................................    5,969     --
                                                                -------   ----
                                                                $16,343    985
                                                                =======
Less amount representing interest.............................            (127)
                                                                          ----
Present value of future minimum lease payments................            $858
                                                                          ====

 Contingencies

   From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

   During 1999, the Company established stock option recharge agreements with certain of its subsidiaries located in the United Kingdom, Argentina, Germany, Mexico, Portugal, and Spain. Under these agreements, the Company will charge its subsidiaries for stock options granted to employees of the subsidiaries. As a result of these recharge agreements, the subsidiaries are liable for the payment of certain employer payroll taxes and social charges based on the difference between the exercisable price and fair market value of the stock options granted to international employees. Such payroll taxes become payable upon exercise at rates ranging between 11% and 24%, as determined by the prevailing tax laws in those jurisdictions. No amounts have been accrued for payroll taxes or social charges in the accompanying consolidated financial statement for the year ended December 31, 1999, as no stock options have been exercised under these agreements.

11. Segment Reporting

   The Company offers Internet connectivity, web hosting, e-commerce, Internet security and related services to businesses and consumers in Europe and Latin America. Both segments generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design, consulting services, and sale of third-party hardware and software.

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

   Each of these geographic operating segments is considered a reportable segment, and the accounting policies of the operating segments are the same as those described in Note 1. The Company evaluates the performance of its segments based on revenue and earnings before interest, taxes, depreciation and amortization and non-cash compensation charges ("EBITDA"). The table below presents information about the reported revenue, EBITDA and assets of the Company's segments for the year ended December 31, 1998 and 1999. The Company had only the Corporate segment prior to 1998, since it had not yet acquired any operating companies.

                                                              Latin
                                         Corporate  Europe   America   Total
                                         ---------  -------  -------  --------
The year ended December 31, 1998:
  Revenue............................... $     --   $ 2,697  $   651  $  3,348
  EBITDA................................ $ (4,389)  $   (45) $  (329) $ (4,763)
  Assets................................ $ 60,952   $ 7,666  $ 4,407  $ 73,025
The year ended December 31, 1999:
  Revenue............................... $     64   $31,407  $ 7,823  $ 39,294
  EBITDA................................ $ (7,776)  $(4,201) $(1,830) $(13,807)
  Assets................................ $194,643   $ 6,232  $(1,292) $199,583

   Adjustments that are made to the total EBITDA in order to arrive at loss before income taxes and minority interest are as follows:

                                                For the           For the
                                              Year Ended        Year Ended
                                           December 31, 1998 December 31, 1999
                                           ----------------- -----------------
EBITDA....................................      $(4,763)         $(13,807)
Non-cash compensation.....................           --            (1,697)
Depreciation and amortization.............       (1,304)          (19,425)
                                                -------          --------
Loss from operations......................       (6,067)          (34,929)
Other income and interest income, net.....        1,540             2,009
Loss in unconsolidated affiliate..........       (1,199)             (177)
                                                -------          --------
Loss before income taxes and minority
 interest.................................      $(5,726)         $(33,097)
                                                =======          ========

   For the year ended December 31, 1998 and 1999, the Company recognized revenues from the United Kingdom, Germany and Argentina in the amounts of $1,203, $1,494 and $651; and $16,923, $8,253, and $3,136, respectively.

12. Subsequent Events

   On January 4, 2000, the Company acquired 57.5% of the outstanding shares of Net4You EDV Dienstleistungs und Handelges.m.b.H (Net4You), an Internet services provider operating in Austria. The total purchase price was $2.9 million, including a note payable to the sellers in the amount of $210 due 12 months from the acquisition date. The Company has the right to purchase the remaining 42.5% interest in Net4You during a contractual time period ending January 4, 2003. Assuming the Company does not exercise its option, the existing stockholders have the right to purchase all the shares held by VIA, at an amount determined based on a valuation formula, over a period of 90 days, beginning on January 4, 2003.

   On January 7, 2000, the Company acquired 100% of DNS Telecom SAS an Internet services provider operating in France. The total purchase price of $11.4 million consisted of cash of $8.5 million, a note payable

                              VIA NET.WORKS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (in thousands of U.S. Dollars, except share and per share data)

in the amount of $986 and 112,500 shares of common stock valued at $16 per share. The note payable accrues interest at 5% per annum and is payable July 7, 2001 at an amount equal to the greater of the principal amount and accrued interest or an amount determined based on a valuation formula.

   On January 14, 2000, the Company entered into an agreement to acquire 100% of I.S.A.R Netzwerke Dienstleistungs GmbH (ISAR), an Internet services provider operating in Germany. The total purchase price of $8.5 million was paid five days after the closing of the Company's initial public offering. The sellers are entitled to receive additional consideration, not to exceed $3.7 million based on operating results for the year ended December 31, 2000. The additional consideration is payable in cash and common stock.

   In February 2000, the Company successfully completed its initial public offering of 17,000,000 shares of its common stock, at a public offering price of $21.00 per share (the Offering). Net proceeds from the Offering were approximately $333 million. A portion of the proceeds was used to repay indebtedness outstanding in connection with the acquisitions of Esoterica, Via Net.Works Spain Holdings SL and DNS, purchase the remaining interest in DialData, and to acquire ISAR. Concurrent with the closing of the Offering, all of the Company's 39,993,650 mandatorily redeemable convertible preferred stock converted into 33,223,649 voting shares and 6,770,001 non-voting shares of common stock.

                                                                     SCHEDULE II

                              VIA NET.WORKS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                         (in thousands in U.S. dollars)

                                                 Charged
                         Balance at Balances of  to costs            Balance at
                         beginning    acquired     and                 end of
Description              of period  subsidiaries expenses Deductions   period
-----------              ---------- ------------ -------- ---------- ----------
Period from June 13, 1997 (inception) to
 December 31, 1997:
 Allowance for doubtful
  accounts..............    $  0        $  0       $  0     $   0      $    0
                            ====        ====       ====     =====      ======
Year ended December 31,
 1998:
 Allowance for doubtful
  accounts..............    $  0        $200       $ 17     $   0      $  217
                            ====        ====       ====     =====      ======
Year ended December 31,
 1999:
 Allowance for doubtful
 accounts...............    $217        $822       $640     $(383)     $1,296
                            ====        ====       ====     =====      ======

                                 EXHIBIT INDEX

 Exhibit
 -------
  3.1.   Amended and Restated Certificate of Incorporation of VIA NET.WORKS,
         Inc.
  3.2    Amended and Restated Bylaws of the VIA NET.WORKS, Inc. (1)
  4.1    Specimen certificate representing the Common Stock (2)
 10.1*   Amended and Restated 1998 Stock Option and Restricted Stock Plan (1)
 10.2*   Form of 1998 Stock Option and Restricted Stock Plan Incentive Stock
         Option Agreement for executive employee (3)
 10.3*   Form of 1998 Stock Option and Restricted Stock Plan Incentive Stock
         Option Agreement for non-executive employee (3)
 10.4*   Key Employee Equity Plan, as amended (4)
 10.5*   Amendment No. 2 to Key Employee Equity Plan (1)
 10.6*   Form of Purchase Agreement by and between VIA and its preferred stockholders (2)
 10.7**  Indefeasible Right of Use Agreement in Inland Capacity (United
         Kingdom), dated as of June 21, 1999, by and between GT U.K. Ltd. and
         VIA NET.WORKS Europe Holding B.V. (4)
 10.8**  Indefeasible Right of Use Agreement in Inland Capacity (United
         States), dated as of June 21, 1999, by and between GT Landing Corp.
         and VIA NET.WORKS Europe Holding B.V. (4)
 10.9**  Capacity Purchase Agreement, dated as of June 21, 1999, by and between
         Atlantic Crossing Ltd. and VIA NET.WORKS Europe Holding B.V. (4)
 10.10** Customer Agreement for an IRU Capacity, dated as of July 21, 1999, by and between iaxis Limited and VIA NET.WORKS, Europe Holding B.V. (4)
 10.11** Software License and Support Agreement by and between Portal Software,
         Inc. and VIA Net Works, UK Limited, dated as of October 29, 1999 (4)
 10.12*  Distribution and Revenue Sharing Agreement, dated as of June 30, 1999, by and between Trellix Corporation and VIA NET.WORKS, Inc. (4)
 10.13*  Amended and Restated Stockholders Agreement by and among VIA
         NET.WORKS, Inc. and the additional parties named therein, dated as of
         April 20, 1999 (4)
 10.14*  Registration Rights Agreement by and among VIA NET.WORKS, Inc. and the stockholders named therein (3)
 10.15*  Transit Service Agreement, dated as of August 1, 1999, between Verio
         Inc. and VIA NET.WORKS, Inc. (4)
 10.16*  Employment Letter Agreement between VIA and Kenneth Blackman (3)
 10.17*  Employee Confidentiality Agreement between VIA and Kenneth Blackman
         (3)
 10.18*  Employee Letter Agreement between VIA and Antonio Tavares (3)
 10.19*  Employee Confidentiality Agreement between VIA and Antonio Tavares (3)
 10.20*  Retention Agreement by and between Dialdata and Antonio Tavares (3)
 10.21*  Termination Agreement by and between Dialdata and Antonio Tavares (3)
 10.22*  Form of Indemnification Agreement by and between VIA and its officers and directors (1)
 21.1    List of Subsidiaries
 27.1    Financial Data Schedule

--------
(1) Incorporated by reference to VIA's registration statement on Form S-1, File No. 333-91615, as filed with the SEC on January 19, 2000.

(2) Incorporated by reference to VIA's registration statement on Form S-1, File No. 333-91615, as filed with the SEC on February 8, 2000.
(3) Incorporated by reference to VIA's registration statement on Form S-1, File No. 333-91615, as filed with the SEC on January 3, 2000.
(4) Incorporated by reference to VIA's registration statement on Form S-1, File No. 333-91615, as filed with the SEC on November 24, 1999.
 *   Management or compensatory contract or plan.
**   Confidential treatment has been granted for portions of this exhibit.