Form 10-Q
period 2000-03-31
VIA NET WORKS INC
filed 2000-05-12
CIK 1098402

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission file number: 000-29391

                               ----------------

                              VIA NET.WORKS, INC.
            (Exact name of registrant as specified in its charter)

                               ----------------


                Delaware                                   84-1412512
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

                      12100 Sunset Hills Road, Suite 110
                            Reston, Virginia 20190
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (703) 464-0300

     ----------------------------------------------------------------------
         (Former name or former address, if changed since last report)

     ----------------------------------------------------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


As of May 1, 2000, the aggregate market value of the 45,877,215 shares of common stock held by non-affiliates of the registrant was $1,049,441,293 based on the closing sale price ($22.875) of the registrant's common stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of May 1, 2000, there were outstanding 52,867,678 shares of the registrant's common stock and 6,770,001 shares of the registrant's non-voting common stock.

                              VIA NET.WORKS, INC.
                               TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

Item 1. Financial Statements:


         Consolidated Condensed Balance Sheets as of March 31, 2000 and December 31, 1999
             (unaudited).......................................................................   3

         Consolidated Statements of Operations for the three months ended
                  March 31, 2000 and 1999 (unaudited)..........................................   4

         Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2000 and 1999 (unaudited)..........................................   5

         Notes to the Consolidated Financial Statements (unaudited)............................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                   Of Operations...............................................................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................  16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................  16

Item 2.  Changes in Securities and Use of Proceeds.............................................  16

Item 4.  Submission of Matters to a Vote of Security Holders...................................  18

Item 6.  Exhibits and Reports on Form 8-K......................................................  18

SIGNATURES.....................................................................................  19

EXHIBIT INDEX..................................................................................  20

                                    PART I
Item 1. Financial Statements

                              VIA NET.WORKS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (In thousands of U.S dollars, except share data)
                                  (Unaudited)

                                  -----------


                                                                                          December        March
                                                                                          31, 1999        31, 2000
                                                                                        ---------------------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                             $     20,067   $    317,857
  Restricted cash                                                                             15,000         15,000
  Trade and other accounts receivable, net of allowance of $1,296 and $1,475,
  respectively                                                                                 9,197         14,805
  Other current assets                                                                         3,074          4,192
                                                                                        ------------   ------------
                  Total current assets                                                        47,338        351,854

Property and equipment, net                                                                   28,909         32,851
Goodwill and other acquired intangible assets, net                                           115,194        128,698
Other noncurrent assets                                                                        8,142          9,595
                                                                                        ------------   ------------
                  Total assets                                                          $    199,583   $    522,998
                                                                                        ============   ============

        LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                           AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                      $     12,735   $     13,876
  VAT and other taxes payable                                                                  1,904          2,223
  Short-term notes and current portion of long-term debt                                       7,808          3,372
  Deferred revenue                                                                             9,777         11,856
  Other current liabilities and accrued expenses                                               5,660          9,501
                                                                                        ------------   ------------
                  Total current liabilities                                                   37,884         40,828

Long-term debt, less current portion                                                           5,846          4,153
                                                                                        ------------   ------------
                  Total liabilities                                                           43,730         44,981

Contingencies

Minority interest in consolidated subsidiaries                                                 4,422          2,671

Mandatorily redeemable convertible preferred stock:                                          180,933              -

Stockholders' equity (deficit):
  Common stock, $.001 par value; 57,000,000 and 125,000,000 shares authorized;
   1,962,671 and 52,820,095 shares issued and outstanding; respectively                            2             53
  Non-voting common stock, $.001 par value; 7,500,000 shares authorized; 0 and
   6,770,001 shares issued and outstanding; respectively                                           -              7
  Additional paid-in capital                                                                  26,023        548,291
  Accumulated deficit                                                                        (36,658)       (53,273)
  Deferred compensation                                                                      (12,788)       (11,794)
  Accumulated other comprehensive loss                                                        (6,081)        (7,938)
                                                                                        ------------   ------------
          Total stockholders' equity (deficit)                                               (29,502)       475,346
                                                                                        ------------   ------------
          Total liabilities, mandatorily redeemable convertible preferred stock and
            stockholders' equity (deficit)                                              $    199,583   $    522,998
                                                                                        ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                              VIA NET.WORKS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (in thousands of U.S. Dollars, except share and per share data)
                                  (Unaudited)

                                  -----------


                                                                  For the three months ended
                                                                          March 31,
                                                           ---------------------------------------
                                                                   1999               2000
                                                           -----------------    ------------------
Revenue                                                    $           4,509    $           20,019
                                                           -----------------    ------------------
Operating costs and expenses:
  Internet services                                                    2,225                10,364
  Selling, general and administrative                                  3,970                17,427
  Depreciation and amortization                                        1,870                 9,466
                                                           -----------------    ------------------

Total operating costs and expenses                                     8,065                37,257
                                                           -----------------    ------------------
Loss from operations                                                  (3,556)              (17,238)
                                                           -----------------    ------------------
Interest income                                                          390                 2,011
Interest expense                                                        (276)                 (445)
Loss in unconsolidated affiliate                                        (194)                    -
Foreign currency gains (losses)                                        1,393                (1,493)
                                                           -----------------    ------------------
Loss before minority interest and income taxes                        (2,243)              (17,165)
Income tax expense                                                         -                  (118)
Minority interest in loss of consolidated subsidiaries                   273                   668
                                                           -----------------    ------------------
Net loss attributable to common stockholders               $          (1,970)   $          (16,615)
                                                           =================    ==================
Basic and diluted loss per share attributable to common
  stockholders                                             $           (4.17)   $            (0.54)
                                                           =================    ==================
Shares used in computing basic and diluted loss per share            472,717            30,536,005
                                                           =================    ==================

The accompanying notes are an integral part of these consolidated financial statements.

                              VIA NET.WORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        (in thousands of U.S. Dollars, except share and per share data)
                                  (Unaudited)

                                  -----------

                                                                          For the three months ended
                                                                                   March 31,
                                                                      ------------------------------------
                                                                             1999                 2000
                                                                      -----------------     --------------
Cash flows from operating activities:
  Net loss                                                            $          (1,970)    $      (16,615)
  Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                            1,870              9,466
         Employee stock compensation                                                  -              1,578
         Unrealized foreign currency transaction gain                            (1,393)               (66)
         Minority interest in loss of consolidated subsidiaries                    (273)              (668)
         Loss in unconsolidated affiliate                                           194                  -
   Changes in assets and liabilities, net of acquisitions:
         Accounts receivable                                                       (520)            (1,199)
         Other current assets                                                       137             (1,079)
         Accounts payable                                                           321                268
         Other current liabilities and accrued expenses                          (1,913)             3,459
         Deferred revenue                                                           364              1,804
         Other noncurrent assets                                                      -                (68)
                                                                      -----------------     --------------
          Net cash used in operating activities                                  (3,183)            (3,120)
                                                                      -----------------     --------------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                             (7,597)           (20,799)
  Purchases of property and equipment                                            (1,387)            (6,180)
  Other assets                                                                   (1,635)            (5,154)
                                                                      -----------------     --------------
          Net cash used in investing activities                                 (10,619)           (32,133)
                                                                      -----------------     --------------

Cash flows from financing activities:
  Repayment of debt                                                                (217)            (1,340)
  Proceeds from issuance of common stock, net                                       653            332,930
  Proceeds from borrowings                                                            -                636
                                                                      -----------------     --------------
          Net cash provided by financing activities                                 436            332,226
                                                                      -----------------     --------------

Effect of currency exchange rate changes on cash                                   (368)               817
                                                                      -----------------     --------------
Net increase (decrease) in cash and cash equivalents                            (13,734)           297,790
Cash and cash equivalents, beginning of period                                   34,711             20,067
Cash and cash equivalents, end of period                              $          20,977     $      317,857
                                                                      =================     ==============
Noncash investing and financing transactions:
   Common stock issued to satisfy debt                                $               -     $        5,183
                                                                      =================     ==============
   Common stock issued in connection with acquisitions                $               -     $        3,274
                                                                      =================     ==============


The accompanying notes are an integral part of these consolidated financial statements.

                              VIA NET.WORKS, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

1.   Basis of Presentation

     These consolidated financial statements for the three-month periods ended March 31, 1999 and 2000 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. (VIA) as of and for the year ended December 31, 1999, included in VIA's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (Annual Report). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of VIA at March 31, 2000 and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 2000. The results of operations for the three-month period ended March 31, 2000 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2000.

     Initial Public Offering

     In February 2000, VIA completed an initial public offering of 17,000,000 shares of its common stock at $21.00 per share for proceeds of approximately $333 million, net of underwriting discounts and commissions of approximately $24 million. All outstanding shares of mandatorily redeemable convertible preferred stock were converted on a one-for-one basis into shares of common stock or shares of non-voting common stock upon the closing of the offering.

     Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. Subsequent to the issuance of SFAS No. 133, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to periods beginning after June 15, 2000. VIA has not committed nor does it expect to commit to any derivative instrument transactions, and thus does not anticipate that this pronouncement will have a significant effect on its results.

     In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 and amended by Staff Accounting Bullentin No. 101A which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the year beginning January 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on VIA's results of operations or financial position, however, the guidance may impact the way in which VIA will account for future transactions.

                              VIA NET.WORKS, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

2.   Comprehensive Income

     Comprehensive income (loss) for the three months ended March 31, 1999 and 2000 was as follows (in thousands of U.S. dollars):



                                                   March 31,        March 31,
                                                     1999             2000
                                                     ----             ----
                Net loss                          $    (1,970)       (16,615)
                Foreign currency translation
                adjustment                             (3,437)        (1,857)
                                                  -----------       --------
                Comprehensive loss                $    (5,407)      $(18,472)
                                                  ===========       ========


3.   Acquisitions of Certain Businesses

     Between June 18, 1998 and March 31, 2000, VIA has acquired 20 Internet services providers located in Europe and Latin America, offering services that include Internet connectivity, web hosting, e-commerce, Internet security and other services, primarily to small and mid-sized businesses.

     Each of the acquisitions has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in VIA consolidated financial statements since the acquisition dates. The purchase price of the acquisitions has been allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values.

     In the first quarter of 2000, VIA acquired the following companies:


                                                                                          Aggregate       Ownership
                                                           Aquiree     Acquisition         Purchase        Interest
          Business Acquired                                Location    Date                Price           Acquired
          -------------------------------------------      ----------  -----------------   ------------    ----------
          Net4You EDV Dienstleistungs und
           Handelges.m.b.H (Net4You)                        Austria     January 4, 2000     $ 2.9 million       58%

          DNS Telecom SAS (DNS)                             France      January 7, 2000       11.8 million     100%
          I.S.A.R. Netzwerke Dienstleistungs GmbH (SAR)     Germany     February 16,2000      8.6 million      100%


     The allocation of purchase price to the acquired tangible and intangible assets of Net4You, DNS and ISAR has not been finalized pending an analysis of the amount of tangible and intangible assets and liabilities acquired. Currently the entire excess purchase price has been allocated to goodwill. The actual purchase accounting adjustments may be revised, and VIA may allocate a portion of the purchase price to intangible assets other than goodwill.

4.   Property and Equipment

     Property and equipment consisted of the following (in thousands of U.S. dollars):

                              VIA NET.WORKS, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


                                                    --------------------------
                                                        December     March 31,
                                                        31, 1999       2000
                                                    --------------------------
               Machinery and equipment              $       23,255  $   26,180
               Indefeasible rights of use (IRU)             12,484      12,036
               Furniture and fixtures                        2,113       2,892
               Purchased software                            1,752       3,818
                                                    --------------------------
                                                            39,604      44,926
               Accumulated depreciation and
                 amortization                              (10,695)    (12,075)
                                                    --------------------------
                Property and equipment, net         $       28,909  $   32,851
                                                    ==========================

     Total depreciation expense was $421,000 and $2.1 million for the three months ended March 31, 1999 and 2000, respectively.


5.   Goodwill and Other Acquired Intangible Assets

     Goodwill and other intangible assets acquired through business acquisitions consisted of the following (in thousands of U.S. dollars):


                                                    December    March 31,
                                                    31, 1999       2000
                                                   -----------  ----------
               Goodwill                             $  126,731  $  147,549
               Customer base                             2,123       2,196
               Employee workforce                        1,213       1,255
                                                    ----------  ----------
                                                       130,067     151,000
               Accumulated amortization                (14,873)    (22,302)
                                                    ----------- ----------
               Total                                $  115,194  $  128,698
                                                    ==========  ==========




     Total amortization expense was $1.4 and $7.4 million for the three months ended March 31, 1999 and 2000, respectively. The value assigned to goodwill, customer base and employee workforce is being amortized over its estimated useful life of five years.


6.   Short-term Notes and Long-term Debt

     Short-term notes and long-term debt consisted of the following (in thousands of U.S. dollars):



                                                                                            December      March
                                                                                            31, 1999     31, 2000
                                                                                         -------------  ----------
     Acquisition debt                                                                    $       6,108  $      919
     Debt related to IRU Agreements, 12%, due quarterly to 2002                                  3,899       3,559
     Capital lease obligations                                                                     858         283
     Advances from related parties, noninterest bearing, due 2000                                1,968       1,434
     Notes payable                                                                                 821       1,330
                                                                                         -------------  ----------
                                                                                                13,654       7,525
     Less current portion                                                                       (7,808)     (3,372)
                                                                                         -------------  ----------
     Long-term portion                                                                   $       5,846  $    4,153
                                                                                         =============  ==========

                              VIA NET.WORKS, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


     The acquisition obligations and advances from related parties represent amounts due to current or former managers of acquired businesses.


7.   Contingencies

     From time to time, VIA is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of VIA.

     During 1999, VIA established stock option recharge agreements with certain of its subsidiaries located in the United Kingdom, Argentina, Germany, Mexico, Portugal, and Spain. Under these agreements, VIA will charge its subsidiaries for stock options granted to employees of the subsidiaries. As a result of these recharge agreements, the subsidiaries are liable for the payment of certain employer payroll taxes and social charges based on the difference between the exercisable price and fair market value of the stock options granted to international employees. Such payroll taxes become payable upon exercise at rates ranging between 11% and 24%, as determined by the prevailing tax laws in those jurisdictions. No amounts have been accrued for payroll taxes or social charges in the accompanying consolidated financial statement for the quarter ended March 31, 2000, as no stock options have been exercised under these agreements.


8.   Segment Reporting

     VIA offers Internet connectivity, web hosting, e-commerce, Internet security and related services to businesses and consumers in Europe and Latin America. Both segments generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design, consulting services, and sale of third-party hardware and software.

     Each of these geographic operating segments is considered a reportable segment. VIA evaluates the performance of its segments based on revenue and earnings before interest, taxes, depreciation and amortization and non-cash compensation charges ("EBITDA"). The table below presents information about the reported revenue, EBITDA and assets of VIA's segments for the quarter ended March 31, 1999 and 2000.



                                                                      Latin
                                           Corporate     Europe      America     Total
                                         ------------  ---------- ----------- ------------
                                          (in thousands of U.S. dollars)
    Three months ended March 31, 1999:
      Revenue                             $    -       $   3,271  $    1,238   $    4,509
      EBITDA                              $   (1,339)  $    (107) $     (240)  $   (1,686)
      Assets                              $   59,126   $   7,731  $    1,210   $   68,067


    Three months ended March 31, 2000:
      Revenue                             $        -   $  16,086  $    3,933   $   20,019
      EBITDA                              $   (3,887)  $    (678) $   (1,629)  $   (6,194)
      Assets                              $  527,293   $     283  $   (4,578)  $  522,998

                              VIA NET.WORKS, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


     A reconciliation from total EBITDA to loss before income taxes and minority interest is as follows:



                                                               For the three      For the three
                                                                months ended      months ended
                                                               March 31, 1999    March 31, 2000
                                                               --------------    --------------
                    (in thousands of U.S. dollars)
                    EBITDA                                     $       (1,686)   $       (6,194)
                    Non-cash compensation                                   -            (1,578)
                    Depreciation and amortization                      (1,870)           (9,466)
                                                              ---------------    --------------

                    Loss from operations                               (3,556)          (17,238)
                    Other income and interest income, net               1,507                73
                    Loss in unconsolidated affiliate                     (194)                -
                                                              ---------------    --------------

                    Loss before income taxes and
                    minority interest                         $        (2,243)   $      (17,165)
                                                              ===============    ==============


     For the quarter ended March 31, 1999 and 2000, VIA recognized revenues from the United Kingdom, Germany and Mexico in the amounts of $1.7 million, $1.6 million and $0; and $8.2 million, $3.2 million, and $2.5 million, respectively.

9.   Subsequent Event

     On April 3, 2000, VIA acquired 100% of Internet Access Eindhoven (IAE), a business-focused Internet services provider located in the Netherlands, for approximately $7.5 million in cash.

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this Form 10-Q. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms or other similar words. Actual results and the timing of certain events could differ materially from the forward-looking statements as a result of a number of factors including referred to in the "Risk Factors" section of VIA's Annual Report on Form 10-K for the year ended December 31, 1999.

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


RECENT BUSINESS ACQUISITIONS

      On January 4, 2000, we acquired 57.5% of the outstanding capital of Net You, an Internet services provider headquartered in Klagenfurt, Austria, for approximately $2.9 million, $210,000 of which is payable 12 months following this acquisition. Between 12 and 36 months from the date of closing, we have the right to purchase the remaining interest held by the shareholders of Net4You. The exercise price for this option is determined based on annualized revenues for the six months preceding the date of exercise and is payable in cash or shares of our common stock at the election of the Net4You shareholders. If we do not exercise our call right by the end of this period, the Net4You shareholders may require us to sell our 57.5% interest in Net4You to them. We also have a right of first refusal pursuant to which the shareholders must offer to sell their shares to us if they receive an offer from a third party to purchase their shares.

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

      On April 3, 2000 VIA acquired 100% of Internet Access Eindhoven (IAE), a business-focused Internet services provider located in the Netherlands, for approximately $7.5 million in cash.

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared with the three months ended March 31, 1999

     Revenue. We generate revenue primarily from the sale of Internet access services, both dial-up and dedicated, and Internet value added services. Internet value added services consist of web-hosting, applications hosting and related maintenance, domain name registration, sales of hardware and third-party software, installation, training and consulting and other services. Revenue for the three months ended March 31, 2000 increased by 344.0% to $20.0 million as compared to $4.5 million for the three months ended March 31, 1999. This revenue was generated by the 20 consolidated subsidiaries that we owned for all or a portion of the first quarter of 2000, as compared to the five consolidated subsidiaries that we owned for all or a portion of the first quarter of the preceding year. Additionally, the increase in revenue reflects the change in our revenue mix from the prior year. In the first quarter of 1999, 79.9% of our total revenue related to access services, whereas in 2000, 62.7% of total revenue related to access services, as we attempt to upgrade our customers from entry-level Internet access to more sophisticated and higher margin products and services, like web-hosting, virtual private networks and e-commerce solutions. For the first quarter 2000, 32.9% of total revenue was generated from web-related services, including web hosting, web design and domain name registration.

     Internet services operating costs. Internet services operating costs are the costs we incur to carry customer traffic over the Internet. These costs increased by 365.8% to $10.4 million for the three months ended March 31, 2000, as compared to $2.2 million for the corresponding period in the preceding year. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel maintained by the 20 consolidated subsidiaries that we owned for all or a portion of the period. Additionally, we incurred operating costs associated with our international network, which we established in June 1999.

     Selling, general and administrative. Selling, general and administrative are primarily compensation and occupancy costs and the costs associated with marketing our products and services. We incurred selling, general and administrative expense of $17.4 million for the three months ended March 31, 2000, a 339.0% increase over the $4.0 million we incurred for the three months ended March 31, 1999. A portion of the increase relates to the increase in corporate expenses, which increased by 308.0% from $1.3 million for the first quarter 1999 to $5.4 million for the first quarter 2000. Non-cash compensation expense, which was $0 and $1.6 million for the first quarters 1999 and 2000, respectively, accounted for a portion of this increase. Corporate expenses also increased as a result of obtaining additional insurance coverage, hiring new corporate staff and incurring incremental legal and accounting fees related to VIA's initial public offering. The remaining increase was generated by the 20 consolidated subsidiaries that we owned for all or a portion of the first quarter of 2000, as compared to the five consolidated subsidiaries that we owned for all or a portion of the first quarter of the preceding year.

     Depreciation and amortization. Our depreciation and amortization expense was $9.5 million for the first quarter of 2000, up from $1.9 million from the first quarter of 1999. This increase was primarily due to the amortization of goodwill and other intangibles arising from the acquisitions of the 15 consolidated subsidiaries completed between April 1, 1999 and March 31, 2000. The acquisition of these subsidiaries and the implementation of our international network also increased our depreciation expense for telecommunications equipment, computers and other fixed assets. For the 2000 period, $7.4 million, or 78.5% of our depreciation and amortization expense related to the amortization of goodwill and other intangibles and $2.1 million or 21.5% was related to the depreciation of fixed assets. For the 1999 period, $1.4 million or 77.5% of our depreciation and amortization expense related to the amortization of goodwill and other intangibles and $421,000 or 22.5% was related to the depreciation of fixed assets.

     Interest income and expense. For the three months ended March 31, 2000, we earned $2.0 million in interest income and recognized $445,000 in interest expense. For the same period in the preceding year, we earned $390,000 in interest income and recognized $276,000 in interest expense.

     Interest in unconsolidated subsidiary. For the three months ended March 31, 1999, we recognized a $194,000 loss related to our minority investment in i-way Limited (i-way), an Internet services provider located in the United Kingdom. We originally acquired a 36% interest in i-way in June 1998. In June 1999, we negotiated the purchase of the remaining 64% equity interest in i-way for total consideration of $13.1 million, including cash and shares of VIA's common stock. We have not acquired an equity interest in any other affiliates and therefore did not recognize any losses related to investments in unconsolidated subsidiaries for the three months ended March 31, 2000.

     Foreign currency gains and losses. We recognized a $1.5 million loss for the three months ended March 31, 2000, as compared to a $1.4 million gain for the corresponding period in the preceding year. The current period loss is primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million, in the aggregate, through three private preferred stock offerings between August 1997 and April 1999, and raised an additional approximately $333 million, net of underwriting discounts and commissions, through our initial public offering in February 2000. At March 31, 2000, we had cash and cash equivalents of $332.9 million, including $15.0 million in restricted cash.

     Immediately subsequent to our initial public offering, we used $8.5 million to complete the acquisition of ISAR, a German Internet services provider. Additionally, we paid $10.4 million and issued 316,994 shares of our common stock to repay notes we had issued to the sellers of U-Net, VIA NET.WORKS Portugal, formerly known as Esoterica, VIA NET.WORKS Spain, also known as Interbook, and DNS, and to acquire the remaining minority interest in Dialdata.

     Net cash used in operating activities was $3.1 million for the three months ended March 31, 2000 and $3.2 million for the three months ended March 31, 1999. In each period, cash was primarily used to fund operating losses.

     Net cash used in investing activities was $32.1 million for the three months ended March 31, 2000 and $10.6 million for the same period in 1999. In each period, cash was primarily used for acquisitions, including bART in the first quarter of 1999 and Net4You, DNS and ISAR in the first quarter of 2000.

     Net cash provided by financing activities was $332.2 million for the three months ended March 31, 2000 and $436,000 for the same period in 1999. In each period, cash was primarily generated by the sale of equity securities, including in our initial public offering in February 2000.

     In conjunction with our acquisition of VIA NET.WORKS Mexico in October 1999, we have agreed to pay additional purchase price consideration of up to $30.0 million based on that company's revenue growth between the time of acquisition and December 31, 2000. Based on the formula, for the fourth quarter of 1999, we paid $374,000 as additional purchase price. We have restricted cash of $15.0 million to secure the payment of any additional earned purchase price. We are entitled to reduce the restricted cash as payments are made.

We continue to pursue an aggressive internal growth and acquisition strategy that we anticipate will require significant additional funding before becoming self-sustaining. Additionally, as a result of our acquisitions, we will continue to amortize substantial amounts of goodwill and other intangible assets. As we grow, we expect that the amount of goodwill and other intangibles we will amortize in connection with our investments will represent an increasingly smaller portion of our expenses. Therefore, we expect to continue to incur net losses until that point in time when the goodwill and other intangibles we amortize represents a sufficiently small amount of our expenses that it is exceeded by our net income before amortization. Exactly when that point in time may occur depends on the nature, size and timing of future acquisitions and future amounts of net income before amortization, which we cannot predict.

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

     Exchange rates can vary significantly. During the first quarter 2000, we experienced similar exchange rate fluctuations in all eight of the Euro-linked currencies we deal in. The Euro-linked currencies varied by approximately 9.0% in relation to the U.S. dollar during the quarter, and ended the quarter approximately 4.6% below where they were at the beginning of the year. We realized a foreign currency loss of $1.5 million due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts in the first quarter 2000. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates but they did not have a material impact on our results.

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

     During a January 1, 1999 through January 1, 2002 transition period, the Euro will exist in electronic form only and the participating countries' individual currencies will continue in tangible form as legal tender in fixed denominations of the Euro. During the transition period, we must manage transactions with our customers and our third-party vendors in both the Euro and the participating countries' respective individual currencies. We have purchased and specified our business support systems, including accounting and billing, to accommodate Euro transactions and dual currency operations during the transition period. In addition, we intend to require all vendors supplying third-party software to us to warrant that their software will be Euro compliant. Because our acquired European companies generally have short operating histories, most of their systems were acquired and implemented after the Euro was already contemplated. Consequently, any expenditures related to Euro compliance have largely been, and will be, in the normal course of business.

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


Recent Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. Subsequent to the issuance of SFAS No. 133, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to periods beginning after June 15, 2000. VIA has not committed nor does it expect to commit to any derivative instrument transactions, and thus does not anticipate that this pronouncement will have a significant effect on its results.

In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 and amended by Staff Accounting Bullentin No. 101A which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the year beginning January 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on VIA's results of operations or financial position, however, the guidance may impact the way in which VIA will account for future transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following discussion relates to our exposure to market risk, related to changes in interest rates and changes in foreign exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially due to a number of factors, as set forth in the "Risk Factors" section of VIA's Annual Report on Form 10-K for the year ended December 31, 1999.

     VIA has limited exposure to financial market risks, including changes in interest rates. At March 31, 2000, VIA's financial instruments consisted of short-term investments and fixed rate debt related to acquisitions and network purchases. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At March 31, 2000 all of our investments are due to mature within twelve months and the carrying value of such investments approximates fair value. The majority of our debt obligations have fixed rates of interest.

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


                                   PART II.


Item 1.  Legal Proceedings

We are not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

     Between January 1, 2000 and March 31, 2000, VIA sold and issued the following unregistered securities:

         (a) In January 2000, VIA sold 112,500 shares of common stock to the stockholders of one of VIA's operating companies in connection with the operating company's acquisition by VIA. These shares were valued at approximately $1,800,000 and were issued in reliance on Regulation S under the Securities Act.

         (b) In January 2000, VIA sold 50,000 shares of common stock to a director of VIA for an aggregate purchase price of $487,500.

         (c) In January 2000, VIA sold 2,825 shares of common stock to one employee for $27,544 in reliance on Rule 701 under the Securities Act.

         (d) In January 2000, VIA sold 31,250 shares of common stock to one executive officer for $75,000 upon his exercise of stock options.

         (e) In February 2000, VIA sold 2,498 shares of common stock to one employee for $20,609 upon his exercise of stock options.

         (f) In February 2000, VIA sold 38,958 shares of common stock to one executive officer for $93,499 upon his exercise of stock options.

         (g) In February 2000, VIA sold 41,250 shares of common stock to one executive officer for $99,000 upon her exercise of stock options.

         (h) In February 2000, VIA sold 32,762 shares of common stock to a former stockholder of Interbook in connection with the operating company's acquisition by VIA. These shares were valued at $688,002 and were issued in reliance on Regulation S under the Securities Act.

         (i) In February 2000, VIA sold 70,189 shares of common stock to stockholders of Dialdata in connection with the operating company's acquisition by VIA. These shares were valued at $1,473,969 and were issued in reliance on Regulation S under the Securities Act.

         (j) In February 2000, VIA sold 29,672 shares of common stock to former stockholders of Esoterica in connection with the operating company's acquisition by VIA. These shares were valued at $623,112 and were issued in reliance on Regulation S under the Securities Act.

         (k) In February 2000, VIA sold 184,371 shares of common stock to former stockholders of U-Net in connection with the operating company's acquisition by VIA. These shares were valued at $3,871,791 and were issued in reliance on Regulation S under the Securities Act.

         (l) In March 2000, VIA sold 37,500 shares of common stock to a consultant of VIA for $600,000 in reliance on Regulation S under the Securities Act.

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

Use of Initial Public Offering Proceeds

     In February 2000, VIA completed its initial public offering of shares of common stock, par value $.001 per share. VIA's initial public offering was made pursuant to a prospectus dated February 11, 2000, which was filed with the SEC as part of a registration statement, file no. 333-91615, that was declared effective by the SEC on February 10, 2000. The net offering proceeds to VIA after deducting underwriting discounts and commissions was approximately $333.0 million.

     Between December 31, 1999 and February 11, 2000, VIA incurred a total of approximately $656,000 in expenses in connection with its initial public offering, excluding underwriting discounts and commissions. Of this amount, approximately $375,000 consisted of expenses paid to or for the underwriters, leaving a balance of $281,000 in other expenses.

     Between February 11, 2000 and March 31, 2000, VIA has used $18.9 million of the net proceeds of its initial public offering as follows:

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of VIA's stockholders during the three months ended March 31, 2000:

     As of February 3, 2000, stockholders holding over a majority of the shares of VIA's common stock then outstanding, and over 70% of the then outstanding shares of each of VIA's Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock consented in writing to (i) two amendments to our certificate of incorporation in connection with our initial public offering to, among other things, increase to 125,000,000 the number of shares of our authorized common stock (ii) amendments to our bylaws in connection with our initial public offering, (iii) amendments to our 1998 Stock Option and Restricted Stock Plan and our Key Employee Equity Plan to, among other things, increase the number of shares of our common stock reserved under these plans for issuance to our employees, directors and consultants, and (iv) the reelection of our entire board of directors, which consists of the following directors: David
M. D'Ottavio, Gabriel A. Battista, Edward D. Breen, Stephen J. Eley, William J. Elsner, Adam Goldman, William A. Johnston, Mark J. Masiello, John G. Puente and Erik Torgerson.


Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

Exhibit
-------

  3.1. Amended and Restated Certificate of Incorporation of VIA NET.WORKS, Inc. (1)
  3.2    Amended and Restated Bylaws of the VIA NET.WORKS, Inc. (2)
  4.1    Specimen certificate representing the Common Stock (3)
 27.1    Financial Data Schedule

--------
(1) Incorporated by reference to VIA's annual report on Form 10-K for the year ended December 31, 1999. File No. 333-91615, as filed with the SEC on January 19, 2000.
(2) Incorporated by reference to VIA's registration statement on Form S-1, File No. 333-91615, as filed with the SEC on January 19, 2000.
(3) Incorporated by reference to VIA's registration statement on Form S-1, File No. 333-91615, as filed with the SEC on February 8, 2000.


b)   Reports on Form 8-K

     VIA filed no reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                     VIA NET.WORKS, Inc.

Date: May 12, 2000                                   By: /s/ David M. D'Ottavio
      ---------------------------------------            ------------------------------------------------------------------
                                                         David M. D'Ottavio
                                                         Chief Executive Officer, Chairman
                                                         of the Board of Directors (Duly Authorized Officer)




Date: May 12, 2000                                   By: /s/ Catherine A. Graham
      ---------------------------------------            ------------------------------------------------------------------
                                                         Catherine A. Graham
                                                         Vice President, Chief Financial Officer and Treasurer
                                                         (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

3.1.     Amended and Restated Certificate of Incorporation of VIA NET.WORKS,
           Inc. (1)
  3.2    Amended and Restated Bylaws of the VIA NET.WORKS, Inc. (2)
  4.1    Specimen certificate representing the Common Stock (3)
 27.1    Financial Data Schedule

 --------
(1) Incorporated by reference to VIA's annual report on Form 10-K for the year ended December 31, 1999. File No. 333-91615, as filed with the SEC on January 19, 2000.
(2) Incorporated by reference to VIA's registration statement on Form S-1, File No. 333-91615, as filed with the SEC on January 19, 2000.
(3) Incorporated by reference to VIA's registration statement on Form S-1, File No. 333-91615, as filed with the SEC on February 8, 2000.