Form 10-Q
period 2000-06-30
VIA NET WORKS INC
filed 2000-08-11
CIK 1098402

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

--------------------------------------------------------------------------------
         (Former name or former address, if changed since last report)

--------------------------------------------------------------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No []


As of August 1, 2000, the aggregate market value of the 52,795,416 shares of common stock held by non-affiliates of the registrant was $828,254,486 based on the closing sale price ($15.688) of the registrant's common stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of August 1, 2000, there were outstanding 52,909,620 shares of the registrant's common stock and 6,770,001 shares of the registrant's non-voting common stock.

                              VIA NET.WORKS, INC.
                               TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

     Consolidated Condensed Balance Sheets as of June 30, 2000 and December 31, 1999
          (unaudited)...............................................................................3

     Consolidated Statements of Operations for the three and six months ended
          June 30, 2000 and 1999 (unaudited)........................................................4

     Consolidated Statements of Cash Flows for the six months ended
          June 30, 2000 and 1999 (unaudited)........................................................5

     Notes to the Consolidated Financial Statements (unaudited).....................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          Of Operations............................................................................12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............................17


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings........................................................................18

Item 2.   Changes in Securities and Use of Proceeds................................................18

Item 3.   Defaults Upon Senior Securities..........................................................18

Item 4.   Submission of Matters to a Vote of Security Holders......................................18

Item 5.   Other Information........................................................................18

Item 6.   Exhibits and Reports on Form 8-K.........................................................19


SIGNATURES.........................................................................................20

EXHIBIT INDEX......................................................................................21


                                    PART I

Item 1.   Financial Statements

                              VIA NET.WORKS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (In thousands of U.S dollars, except share data)
                                  (Unaudited)
                                  -----------

                                                                                          December          June 30,
                                                                                          31, 1999            2000
                                                                                        ------------      ------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                             $     20,067      $    301,169
  Restricted cash                                                                             15,000            12,234
  Trade and other accounts receivable, net of allowance of $1,296 and $1,831,                  9,197            17,620
     respectively
  Other current assets                                                                         3,074             4,200
                                                                                        ------------      ------------
           Total current assets                                                               47,338           335,223

Property and equipment, net                                                                   28,909            34,601
Goodwill and other acquired intangible assets, net                                           115,194           130,340
Other noncurrent assets                                                                        8,142             3,688
                                                                                        ------------      ------------
           Total assets                                                                 $    199,583      $    503,852
                                                                                        ============      ============

         LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                        AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                      $     12,735      $     15,593
  VAT and other taxes payable                                                                  1,904             2,225
  Short-term notes and current portion of long-term debt                                       7,808             1,966
  Deferred revenue                                                                             9,777            13,490
  Other current liabilities and accrued expenses                                               5,660             8,935
                                                                                        ------------      ------------
           Total current liabilities                                                          37,884            42,209

Long-term debt, less current portion                                                           5,846             3,980
                                                                                        ------------      ------------
           Total liabilities                                                                  43,730            46,189

Contingencies

Minority interest in consolidated subsidiaries                                                 4,422             1,908

Mandatorily redeemable convertible preferred stock:                                          180,933                 -

Stockholders' equity (deficit):
  Common stock, $.001 par value; 57,000,000 and 125,000,000 shares authorized; 1,962,671 and 52,904,328 shares issued and outstanding;
     respectively                                                                                  2                53
  Non-voting common stock, $.001 par value; 7,500,000 shares authorized; 0
     and 6,770,001 shares issued and outstanding; respectively                                     -                 7
  Additional paid-in capital                                                                  26,023           547,637
  Accumulated deficit                                                                        (36,658)          (69,012)
  Deferred compensation                                                                      (12,788)          (10,436)
  Accumulated other comprehensive loss                                                        (6,081)          (12,494)
                                                                                        ------------      ------------
           Total stockholders' equity (deficit)                                              (29,502)          455,755
                                                                                        ------------      ------------
           Total liabilities, mandatorily redeemable convertible preferred stock
              and stockholders' equity (deficit)                                        $    199,583      $    503,852
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

                              VIA NET.WORKS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (in thousands of U.S. Dollars, except share and per share data)
                                  (Unaudited)
                                  -----------

                                                          Three Months ended             Six Months ended
                                                                June 30,                     June 30,
                                                    ----------------------------    --------------------------
                                                        1999              2000          1999            2000
                                                    ----------        ----------    ----------      ----------
Revenue                                             $    6,588        $   26,002    $   11,097      $   46,021

Operating costs and expenses:
    Internet services                                    3,336            14,877         5,561          25,241
    Selling, general and administrative                  6,792            18,944        10,762          36,371
    Depreciation and amortization                        3,002            10,437         4,872          19,903
                                                       -------        ----------       -------      ----------

Total operating costs and expenses                      13,130            44,258        21,195          81,515

Loss from operations                                    (6,542)          (18,256)      (10,098)        (35,494)

Interest income                                            920             4,037         1,310           6,048
Interest expense                                          (282)             (528)         (558)           (973)
Gain (loss) in unconsolidated affiliate                     35                 -          (159)              -
Foreign currency gains/(losses)                            378            (1,358)        1,771          (2,851)
                                                       -------        ----------       -------      ----------

Loss before minority interest and income taxes          (5,491)          (16,105)       (7,734)        (33,270)
Income tax expense                                           -              (382)            -            (500)
Minority interest in loss of consolidated                  558               748           831           1,416
 subsidiaries                                          -------        ----------       -------      ----------

Net loss attributable to common stockholders            (4,933)          (15,739)       (6,903)        (32,354)

Basic and diluted loss per share attributable to    $    (9.05)       $    (0.26)   $   (13.56)     $    (0.71)
 common stockholders

Shares used in computing basic and diluted loss        545,326        59,636,544       509,222      45,324,270
 per share

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              VIA NET.WORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        (in thousands of U.S. Dollars, except share and per share data)
                                  (Unaudited)
                                    _______

                                                                                For the six months ended
                                                                                        June 30,
                                                                     -----------------------------------------
                                                                            1999                    2000
                                                                     -----------------       -----------------
Cash flows from operating activities:
     Net loss                                                        $          (6,903)      $         (32,354)
     Adjustments to reconcile net loss to cash used in operating activities:
          Depreciation and amortization                                          4,872                  19,903
          Employee stock compensation                                              390                   2,938
          Unrealized foreign currency transaction (gains)/losses                (1,771)                    501
          Minority interest in loss of consolidated subsidiaries                  (831)                 (1,416)
          Loss in unconsolidated affiliate                                         159                       -
     Changes in assets and liabilities, net of acquisitions:
          Accounts receivable                                                  (37,380)                 (6,065)
          Other current assets                                                  (2,841)                 (1,320)
          Accounts payable                                                          57                   2,099
          Other current liabilities and accrued expenses                        (2,026)                  2,967
          Deferred revenue                                                         750                   3,413
          Other noncurrent assets                                                  (34)                    286
                                                                     -----------------       -----------------

            Cash used in operating activities                                  (45,558)                 (9,048)
                                                                     -----------------       -----------------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                        (26,103)                (31,329)
     Purchases of property and equipment                                        (2,448)                (10,537)
     Other assets                                                                    7                   2,277
                                                                     -----------------       -----------------

            Cash used in investing activities                                  (28,544)                (39,589)
                                                                     -----------------       -----------------

Cash flows from financing activities:
     Repayment of debt                                                          (1,456)                 (3,072)
     Proceeds from issuance of common stock, net                                   653                 331,642
     Proceeds from issuance of preferred stock                                 127,858                       -
     Proceeds from borrowings                                                    4,047                     516
                                                                     -----------------       -----------------

            Cash provided by financing activities                              131,102                 329,086
                                                                     -----------------       -----------------

Effect of currency exchange rate changes on cash                                  (274)                    653
                                                                     -----------------       -----------------
Net increase (decrease) in cash and cash equivalents                            56,726                 281,102
Cash and cash equivalents, beginning of period                                  34,711                  20,067
                                                                     -----------------       -----------------
Cash and cash equivalents, end of period                             $          91,437       $         301,169
                                                                     =================       =================

Noncash investing and financing transactions:
   Common stock issued to satisfy debt                               $               -       $           5,183
                                                                     =================       =================
   Common stock issued in connection with acquisitions               $               -       $           3,907
                                                                     =================       =================

 The accompanying notes are an integral part of these consolidated financial statements.

                              VIA NET.WORKS, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

1.  Basis of Presentation

    The consolidated financial statements of VIA NET.WORKS, Inc. (VIA) for the three and six month periods ended June 30, 1999 and 2000 are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements as of and for the year ended December 31, 1999, included in VIA's Annual Report on Form 10-K (Annual Report). The financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report and the unaudited consolidated financial statements for the three month period ended March 31, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of VIA at June 30, 2000, the results of its operations for the three and six month periods ended June 30, 1999 and 2000 and its cash flows for the six month periods ended June 30, 1999 and 2000. The results of operations for the three and six month periods ended June 30, 2000 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2000.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

    Recent Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon initial application of SFAS No. 133, as amended by SFAS No. 38, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. Subsequent to the issuance of SFAS No. 133, the Financial Accounting Standards Board issued SFAS No. 137 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, the first quarter of VIA's fiscal 2001. VIA does not anticipate that this pronouncement will have a significant effect on its results of operations or financial position.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB No. 101) which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended by SAB No.101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, the fourth quarter of VIA's fiscal 2000. The initial adoption of this guidance is not anticipated to have a material impact on VIA's results of operations or financial position, however, the guidance may impact the way in which VIA will account for future transactions.

                              VIA NET.WORKS, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


2.  Comprehensive Loss

    Comprehensive loss for the three and six months ended June 30, 1999 and 2000 was as follows (in thousands of U.S. dollars):

                              3 months ended June 30,   6 months ended June 30,
                              ------------------------  -----------------------
                                1999           2000          1999        2000
                                ----           ----          ----        ----

Net Loss                      $ (4,933)    $ (15,739)    $  (6,903)  $ (32,354)
Foreign currency translation
adjustment                      (1,733)       (4,556)       (5,171)     (6,413)
                                ------        ------        ------      ------
Comprehensive Loss            $ (6,666)    $ (20,295)    $ (12,074)  $ (38,767)
                               =======      ========      ========    ========

3.  Acquisitions of Certain Businesses

    Between June 18, 1998 and June 30, 2000, VIA has acquired 22 Internet services, web-hosting, and advanced data networking providers located in Europe and Latin America, offering services that include Internet connectivity, web hosting, e-commerce, Internet security and other services, primarily to small and mid-sized businesses.

    During the six months ended June 30, 2000, VIA acquired the following companies:

                                                                                                        Aggregate       Ownership
                                                               Aquiree           Acquisition             Purchase        Interest
Business Acquired                                             Location              Date                  Price          Acquired
--------------------------------------------------------   -------------    -------------------    ---------------   -------------
Net4You EDV Dienstleistungs und Handelges.m.b.H                Austria         January 4, 2000       $ 2.9 million           58%
 (Net4You)
DNS Telecom SAS (DNS)                                          France          January 7, 2000        11.8 million          100%
I.S.A.R. Netzwerke Dienstleistungs GmbH (ISAR)                 Germany         February 16, 2000       8.6 million          100%
Internet Access Eindhoven BV (IAE)                             Netherlands     April 3, 2000           7.5 million          100%

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

    The allocation of the purchase price to the acquired tangible and intangible assets of IAE has not been finalized pending an analysis of the amount of assets and liabilities acquired. Currently, the entire excess purchase price has been allocated to goodwill. The actual purchase accounting adjustments may be revised and VIA may allocate a portion of the purchase price to intangible assets other than goodwill.

                              VIA NET.WORKS, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)



4.  Property and Equipment

    Property and equipment consisted of the following (in thousands of U.S. dollars):
                                                        -----------------------
                                                         December      June 30,
                                                         31, 1999        2000
                                                        -----------------------
       Machinery and equipment                          $ 23,255      $  32,895
       Indefeasible rights of use (IRU)                   12,484         11,818
       Furniture and fixtures                              2,113          3,224
       Purchased software                                  1,752            917
                                                        -----------------------
                                                          39,604         48,854
       Accumulated depreciation and amortization         (10,695)       (14,253)
                                                        -----------------------
       Property and equipment, net                      $ 28,909      $  34,601
                                                        =======================

    Depreciation expense was $714,000 and $2.3 million for the three months ended June 30, 1999 and 2000, respectively. Total depreciation expense was $1.1 and $4.4 million for the six months ended June 30, 1999 and 2000, respectively.


5.  Goodwill and Other Acquired Intangible Assets

    Goodwill and other intangible assets acquired through business acquisitions consisted of the following (in thousands of U.S. dollars):

                                                       December         June
                                                       31, 1999       30, 2000
                                                    -------------    ----------

       Goodwill                                      $  126,731       $ 155,576
       Customer base                                      2,123           4,160
       Employee workforce                                 1,213           1,608
                                                     ----------       ---------
                                                        130,067         161,344
       Accumulated amortization                         (14,873)        (31,004)
                                                     ----------       ---------
       Goodwill and other acquired intangibles, net  $  115,194       $ 130,340
                                                     ==========       =========

    Amortization expense was $2.3 and $8.1 million for the three months ended June 30, 1999 and 2000, respectively. Amortization expense was $3.7 and $15.5 million for the six months ended June 30, 1999 and 2000, respectively. The value assigned to goodwill, customer base and employee workforce is being amortized over estimated useful lives of five years.


6.  Short-term Notes and Long-term Debt

    Short-term notes and long-term debt consisted of the following (in thousands of U.S. dollars):

                              VIA NET.WORKS, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


                                                                                 December          June
                                                                                 31, 1999        30, 2000
                                                                                 ---------      ---------
        Acquisition debt                                                         $   6,108      $   1,105
        Debt related to IRU Agreements, 12%, due quarterly to 2002                   3,899          3,209
        Capital lease obligations                                                      858            642
        Advances from related parties, noninterest bearing, due 2000                 1,968            403
        Notes payable                                                                  821            587
                                                                                 ---------      ---------
                                                                                    13,654          5,946
        Less current portion                                                        (7,808)        (1,966)
                                                                                 ---------      ---------
        Long-term portion                                                        $   5,846      $   3,980
                                                                                 =========      =========

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

    During 1999 and 2000, VIA granted stock options to non-U.S. employees at several of its subsidiaries in Europe and Latin America. As a result of these stock option grants, the subsidiaries are liable for the payment of certain employer payroll taxes and social charges based on the difference between the exercise price and fair market value of the stock options granted. Such payroll taxes and social charges generally become payable upon exercise at rates ranging between 11% and 24%, as determined by the prevailing tax laws in those jurisdictions. To date the amounts accrued for payroll taxes and social charges have not been material, as few stock options granted to our non-U.S. employees have been exercised.


8.  Segment Reporting

    VIA offers Internet connectivity, web hosting, e-commerce, Internet security and related services to businesses and consumers in Europe and Latin America. Both segments generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design, consulting services, and sale of third-party hardware and software.

    Each of these geographic operating segments is considered a reportable segment. VIA evaluates the performance of its segments based on revenue and earnings before interest, taxes, depreciation and amortization and non-cash compensation charges (EBITDA). The table below presents information about the reported revenue, EBITDA and assets of VIA's segments for the three and six month periods ended June 30, 1999 and 2000 (in thousands of U.S. dollars).

                              VIA NET.WORKS, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

                                                                                Latin
                                                Corporate       Europe         America         Total
                                              -----------     ---------      ----------      ----------
           Three months ended June 30, 1999:
               Revenue                        $       -       $  5,283       $   1,305       $   6,588
               EBITDA                         $  (1,936)      $   (917)      $    (297)      $  (3,150)
               Assets                         $ 189,705       $  7,470       $     502       $ 197,677


           Three months ended June 30, 2000:
               Revenue                        $       -       $ 20,888       $   5,114       $  26,002
               EBITDA                         $  (3,853)      $   (570)      $  (2,036)      $  (6,459)
               Assets                         $ 522,334       $ (7,339)      $ (11,143)      $ 503,852

           Six months ended June 30, 1999:
               Revenue                        $       -       $  8,554       $   2,543       $  11,097
               EBITDA                         $  (3,276)      $ (1,023)      $    (537)      $  (4,836)
               Assets                         $ 189,705       $  7,470       $     502       $ 197,677


           Six months ended June 30, 2000:
               Revenue                        $       -       $ 36,974       $   9,047       $  46,021
               EBITDA                         $  (7,740)      $ (1,247)      $  (3,666)      $ (12,653)
               Assets                         $ 522,334       $ (7,339)      $ (11,143)      $ 503,852

    A reconciliation from total EBITDA to loss before income taxes and minority interest is as follows:

                                                     For the three months ended                 For the six months ended
                                                              June 30,                                   June 30,

(in thousands of US dollars)                          1999                 2000                   1999                  2000
EBITDA                                           $  (3,150)           $  (6,459)             $  (4,836)           $  (12,653)
Non-cash compensation                                 (390)              (1,360)                  (390)               (2,938)
Depreciation and amortization                       (3,002)             (10,437)                (4,872)              (19,903)
                                               -----------------------------------------------------------------------------

Loss from operations                                (6,542)             (18,256)               (10,098)              (35,494)

Other income and interest income, net                1,016                2,151                  2,523                 2,224
Loss in unconsolidated affiliate                        35                    -                   (159)                    -
                                               -----------------------------------------------------------------------------

Loss before income taxes and minority interest   $  (5,491)           $ (16,105)             $  (7,734)  $       $  (33,270)

    For the three and six months ended June 30, 1999, the largest contributors to revenue, on a country basis, were the United Kingdom with $2.3 and $3.9 million and Germany with $1.7 and $3.3. million, respectively.

    For the three and six months ended June 30, 2000, the largest contributors to revenue, on a country basis, were the United Kingdom with $11.4 and $19.7 million, Germany with $3.6 and $6.8 million and Mexico with $3.6 and $6.1 million, respectively.

                              VIA NET.WORKS, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

9.  Subsequent Event

    On July 26, 2000, VIA acquired 100% of SmartComp AG, an Internet services provider in Switzerland for approximately $4.2 million in cash. VIA may be obligated to pay additional consideration of up to $3.6 million depending upon SmartComp's operating results for the year ending December 31, 2000.

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


OVERVIEW

    VIA is a leading international provider of Internet access and services focused on small and mid-sized businesses in Europe and Latin America. By targeting these customers and regions, we are positioned to capitalize on some of the most rapidly growing areas of the Internet market. Both of these regions have a relatively low number of total Internet users, and small and mid-sized businesses in each region have a relatively low number of Internet services available to them. By choosing to serve these market segments, we have the opportunity to sell our services to a large number of small and mid-sized businesses that have identifiable Internet needs but little or no Internet experience. Once we have developed relationships with these customers, we can upgrade them from entry-level Internet access services to more sophisticated and higher margin products and services like web hosting, virtual private networks and e-commerce solutions which will allow them to compete in both local and global markets.

    Since our founding in late 1997, we have rapidly established our international presence by acquiring, integrating and growing 22 Internet services, web-hosting, and advanced data networking providers in 12 European and Latin American countries. We currently operate in Argentina, Austria, Brazil, France, Germany, Ireland, Mexico, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom.

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


RECENT BUSINESS ACQUISITIONS

    On April 3, 2000, VIA acquired 100% of Internet Access Eindhoven BV (IAE), a business-focused Internet services provider located in the Netherlands, for approximately $7.5 million in cash.

    On July 26, 2000, VIA acquired a 100% interest in SmartComp AG, an Internet services provider in Switzerland, for approximately $4.2 million in cash. We may be obligated to pay additional consideration of up to $3.6 million depending upon SmartComp's operating results for the year ending December 31, 2000.


RESULTS OF OPERATIONS

Three and six months ended June 30, 2000 compared with the three and six months ended June 30, 1999

    Revenue. We generate revenue primarily from the sale of Internet access services, both dial-up and dedicated, and Internet value added services. Internet value added services consist of web-hosting, applications hosting and related maintenance, domain name registration, sales of hardware and third-party software, installation, training and consulting and other services.

Revenue for the three months ended June 30, 2000 increased by 295% to $26.0 million as compared to $6.6 million for the three months ended June 30, 1999. Revenue for the six months ended June 30, 2000 increased by 315% to $46.0 million as compared to $11.1 million for the six months ended June 30, 1999.

Of the 295% quarterly revenue growth in 2000, 157% was organic growth (internally generated) and 138% was acquired growth attributable to the 12 companies we acquired between July 1, 1999 and June 30, 2000. Our internally generated revenue growth is attributable to a number of factors, including an increase in business customers and an increase in average revenue per business customer. We have seen an increase in the number of business customers, particularly in our core customer base of business customers with multiple services. We had 25,800 business customers at June 30, 1999 but have increased our business customers by 148% through the end of June 30, 2000, with 60% of that growth being organic (internally generated). Additionally, the average annualized revenue per business customer increased by 18% over the first six months of 2000. This increase is related to our focus on upgrading our customers from entry-level Internet access to more sophisticated and higher margin products and services, such as web-hosting, virtual private networks and e-commerce solutions.

    Internet services operating costs. Internet services operating costs are the costs we incur to carry customer traffic over the Internet. These costs increased by 346% to $14.9 million for the three months ended June 30, 2000, as compared to $3.3 million for the corresponding period in the preceding year. Internet services operating costs for the six months ended June 30, 2000 increased by 354% to $25.2 million as compared to $5.6 million for the six months ended June 30, 1999. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel maintained by the 22 consolidated subsidiaries that we owned for all or a portion of the six months ended June 30, 2000. We have continued to invest in points of presence and other local network infrastructure in all 12 countries in which we operate.

    Selling, general and administrative. Selling, general and administrative expenses are primarily compensation and occupancy costs and costs associated with marketing our products and services. We incurred selling, general and administrative expense of $18.9 million for the three months ended June 30, 2000, a 179% increase over the $6.8 million we incurred for the three months ended June 30, 1999. Selling, general and administrative expenses increased by 238% to $36.4 million for the six months ended June 30, 2000, as compared to the $10.8 million for the corresponding period in the preceding year. A portion of the increase relates to the increase in corporate expenses, which increased by 124% from $2.3 million for the second quarter 1999 to $5.2 million for the second quarter 2000. Non-cash compensation expense, which was $390,000 and $1.4 million for the second quarters 1999 and 2000, respectively, accounted for a portion of this increase. Corporate expenses also increased as a result of obtaining additional insurance coverage, hiring new corporate staff and incurring additional legal and accounting fees as a public company. The remaining increase resulted from the fact that we owned 22 consolidated subsidiaries for all or a portion of the six months ended June 30, 2000, as compared to only 10 consolidated subsidiaries for all or a portion of the corresponding period in 1999.

    Depreciation and amortization. Depreciation and amortization expenses increased by 248% to $10.4 million for the three months ended June 30, 2000, as compared to the $3.0 million for the corresponding period in the preceding year. We incurred depreciation and amortization expense of $19.9 million for the six months ended June 30, 2000, up from $4.9 million for the six months ended June 30, 1999. This increase was primarily due to the amortization of goodwill and other intangibles arising from the acquisitions of the 12 consolidated subsidiaries completed between July 1, 1999 and June 30, 2000. The implementation of our international network and our global accounting software system also increased our depreciation expense for telecommunications equipment, computers, computer software and other fixed assets. For the three months ended June 30, 2000, $8.1 million, or 77%, of our depreciation and amortization expense related to the amortization of goodwill and other intangibles and $2.3 million, or 23%, was related to the depreciation of fixed assets. For the corresponding period in 1999, $2.3 million, or 76%, of our depreciation and amortization expense related to the amortization of goodwill and other intangibles and $714,000, or 24%, was related to the depreciation of fixed assets.

    Interest income. Interest income increased by 339% to $4.0 million for the three months ended June 30, 2000, as compared to $920,000 for the same period in the preceding year. We earned $6.0 million in interest income for the six months ended June 30, 2000, up from $1.3 million for the six months ended June 30, 1999. This increase is due primarily to the increase in our cash balance as a result of our initial public offering in February 2000.

    Interest expense.   For the three months ended June 30, 2000, we recognized
interest expense of $528,000 as compared to an expense of $282,000 for the same period in the preceding year. Our interest expense increased by 74% to $973,000 for the six months ended June 30, 2000, up from $558,000 for the six months ended June 30, 1999. This increase is primarily due to the increased debt that we incurred in 2000 related to our network infrastructure expansion.

    Interest in unconsolidated subsidiary. We recognized a gain of $35,000 and a loss of $159,000 for the three and six months ended June 30, 1999, respectively, related to our minority investment in i-way Limited (i-way). I-way is an Internet services provider located in the United Kingdom which we originally acquired a 36% interest in June 1998. In June 1999, we negotiated the purchase of the remaining 64% equity interest in i-way for total consideration of $13.1 million, including cash and shares of VIA's common stock. We have not acquired a minority interest in any other affiliates and therefore have not recognized any losses related to investments in unconsolidated subsidiaries for the three months and six months ended June 30, 2000.

    Foreign currency gains and losses. We recognized a $1.4 million foreign currency loss for the three months ended June 30, 2000, as compared to a $378,000 gain for the corresponding period in the preceding year. Our foreign currency loss was $2.9 million for the six months ended June 30, 2000, as compared to a $1.8 million foreign currency gain for the six months ended June 30, 1999. The loss in 2000 is primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts. We established these Euro denominated cash accounts in connection with our initial public offering, in February 2000, in which we sold shares of our common stock for both US dollars and Euros. Additionally, during the second quarter 2000, we were operating in 12 countries and 14 different currencies as compared to operating in only 8 countries and 10 currencies in the corresponding period in 1999. Our operating currencies include the Euro and the US dollar.

Liquidity and Capital Resources

  Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million, in the aggregate, through three private preferred stock offerings between August 1997 and April 1999. Through our initial public offering of common stock in February 2000, we raised approximately $333 million, net of underwriting discounts and commissions. At June 30, 2000, we had cash and cash equivalents of $313.4 million, including $12.2 million in restricted cash.

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

    Cash used in operating activities was $9.0 million for the six months ended June 30, 2000 and $45.6 million for the six months ended June 30, 1999. In each period, cash was used primarily to fund operating losses.

    Cash used in investing activities was $39.6 million for the six months ended June 30, 2000 and $28.5 million for the same period in 1999. In each period, cash was primarily used for acquisitions, including bART, Medianet, Ecce Terram, ArtInternet, VIA NET.WORKS Portugal and WWS in the first half of 1999. In the first half of 2000, VIA acquired Net4You, DNS, ISAR and IAE and increased its investment in various partially owned subsidiaries.

    Cash provided by financing activities was $329.1 million for the six months ended June 30, 2000 and $131.1 for the same period in 1999. In each period, cash was primarily generated by the sale of equity securities, including the private placement of our Series C Preferred Stock in 1999 and the initial public offering of our common stock in 2000.

    In conjunction with our acquisition of VIA NET.WORKS Mexico in October 1999, we agreed to pay additional purchase price consideration of up to $30.0 million based on that company's revenue growth between the time of acquisition and December 31, 2000. Based on the formula, for the fourth quarter of 1999 and the first quarter of 2000, we paid an aggregate of $5.5 million as additional purchase price. We had restricted cash of $15.0 million to secure the payment of any additional earned purchase price and are entitled to reduce the restricted cash as payments are made. To date, we have reduced the restricted cash by half of all payments made, equal to approximately $2.8 million.

    We continue to pursue an aggressive internal growth and acquisition strategy that we anticipate will require us to obtain significant additional funding before we become self-sustaining. Additionally, as a result of our acquisitions, we will continue to amortize substantial amounts of goodwill and other intangible assets. As we grow, we expect that the amount of goodwill and other intangibles we will amortize in connection with our investments will represent an increasingly smaller portion of our expenses. Therefore, we expect to continue to incur net losses until that point in time when the goodwill and other intangibles we amortize represents a sufficiently small amount of our expenses that it is exceeded by our net income before amortization.

    The forgoing statements regarding our liquidity and need for additional capital resources, as well as our expectations of future amortization of goodwill and other intangibles, are forward-looking statements based on current expectations, which involve certain risks and uncertainties. Actual results and the timing of certain events could differ materially from these forward-looking statements depending upon the nature, size and timing of future acquisitions and future amounts of net income before amortization, which we cannot predict, as well as other factors referred to in the "Risk Factors" section of VIA's Annual Report.


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

    Exchange rates can vary significantly. During the second quarter of 2000, we experienced similar exchange rate fluctuations in all eight of the Euro-linked currencies we deal in. The Euro-linked currencies varied by approximately 15% in relation to the U.S. dollar during the first half of 2000, and at June 30, 2000 were approximately 5.5% below where they were at the beginning of the year. We realized foreign currency losses of $791,000 and $2.3 million for the three and six months ended June 30, 2000, respectively, due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates but they did not have a material impact on our results.

    Our local operations collect revenues and pay expenses in their local currencies. They do not have significant assets, liabilities or other accounts denominated in currencies other than their local currency, and therefore are not subject to exchange rate risk with respect to their normal operations. On a consolidated basis, we are subject to exchange rate risks because we translate our local operations' financial data into U.S. dollars.


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

    During a January 1, 1999 through January 1, 2002 transition period, the Euro will exist in electronic form only and the participating countries' individual currencies will continue in tangible form as legal tender in fixed denominations of the Euro. During the transition period, we must manage transactions with our customers and our third-party vendors in both the Euro and the participating countries' respective individual currencies. We have purchased and specified our business support systems, including accounting and billing, to accommodate Euro transactions and dual currency operations during the transition period. In addition, we intend to require all vendors supplying third-party software to us to warrant that their software will be Euro compliant. Because our acquired European companies generally have short operating histories, most of their systems were acquired and implemented after the Euro was already contemplated. Consequently, any expenditure related to Euro compliance has largely been, and will be, in the normal course of business.

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

Recent Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon initial application of SFAS No. 133, as amended by SFAS No. 38, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. Subsequent to the issuance of SFAS No. 133, the Financial Accounting Standards Board issued SFAS No. 137 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, the first quarter of VIA's fiscal 2001. VIA does not anticipate that this pronouncement will have a significant effect on its results of operations or financial position.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB No. 101) which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue
recognition in financial statements.   SAB No. 101, as amended by SAB No. 101B,
is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, the fourth quarter of VIA's fiscal 2000. The initial adoption of this guidance is not anticipated to have a material impact on VIA's results of operations or financial position, however, the guidance may impact the way in which VIA will account for future transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The following discussion relates to our exposure to market risk, related to changes in interest rates and changes in foreign exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially due to a number of factors, as set forth in the "Risk Factors" section of VIA's Annual Report for the year ended December 31, 1999.

    VIA has exposure to financial market risks, including changes in interest rates and foreign exchange rates. At June 30, 2000, VIA's financial instruments consisted of short-term investments and fixed rate debt related to acquisitions and network purchases. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At June 30, 2000 all of our investments are due to mature within twelve months and the carrying value of such investments approximates fair value. The majority of our debt obligations have fixed rates of interest.

    As mentioned previously in the "Foreign Currency Exchange Risks" section, VIA has Euro denominated cash accounts which expose the company to foreign currency exchange rate risk. Additionally, VIA is exposed to foreign exchange rate risk related to its obligations denominated in foreign currencies. These obligations are a result of acquiring operating companies in various European and Latin American countries. VIA is also subject to risk from changes in foreign exchange rates for its international operations which use a foreign currency as their functional currency and are translated into U.S. Dollars. These risks cannot be reduced through hedging arrangements.

                                    PART II.


Item 1.  Legal Proceedings

We are not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

   Between April 1, 2000 and June 30, 2000, VIA sold and issued the following unregistered securities:

     (a) In April 2000, VIA sold 38,958 shares of common stock to one executive officer for $109,999 upon his exercise of stock options. The sale was made in reliance on Rule 701 under the Securities Act.

     (b) In May 2000, VIA sold 1,750 shares of common stock to one employee for $4,200 upon his exercise of stock options. These shares were issued in reliance on Regulation S under the Securities Act.

     (c) In June 2000, VIA issued 31,283 shares of common stock to a former stockholder of ArtInternet in exchange for the remaining equity interests in that company. These shares were valued at $632,855 and were issued in reliance on Regulation S under the Securities Act.

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

Use of Initial Public Offering Proceeds

  On February 16 2000, VIA completed its initial public offering of shares of common stock, par value $.001 per share. VIA's initial public offering was made pursuant to a prospectus dated February 11, 2000, which was filed with the SEC as part of a registration statement, file no. 333-91615, that was declared effective by the SEC on February 10, 2000.

  In total, VIA registered and sold an aggregate of 17,000,000 shares of common stock in its initial public offering at an aggregate purchase price of $357 million. Of these shares, 16,300,000 were sold pursuant to the underwritten portion of VIA's initial public offering, which was managed by Donaldson, Lufkin & Jenfrette Securities Corporation, Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and DLJdirect Inc. in the United States and by DLJ International Securities, Morgan Stanley & Co. International Limited, Salomon Brothers International Limited, Cazenove & Co. and MeesPierson N.V. internationally. The remaining 700,000 shares were sold directly by VIA.

  The estimated net offering proceeds to VIA after deducting the estimated expenses described above and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through June 30, 2000, VIA has used $31.3 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA's investment in various partially owned subsidiaries, $10.5 for capital expenditures and $9.0 million to fund operating losses.


Item 3.  Defaults Upon Senior Securities

Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibit
-------

27.1     Financial Data Schedule


b)   Reports on Form 8-K

     VIA filed no reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                               VIA NET.WORKS, Inc.


Date:                          By: /s/ David M. D'Ottavio
     --------------------          ------------------------------
                                   David M. D'Ottavio
                                   Chief Executive Officer, Chairman
                                   of the Board of Directors (Duly Authorized
                                   Officer)



Date:                          By: /s/ Catherine A. Graham
     --------------------          ------------------------------
                                   Catherine A. Graham
                                   Vice President, Chief Financial Officer and
                                   Treasurer (Principal Financial and Accounting
                                   Officer)

                                 EXHIBIT INDEX

27.1    Financial Data Schedule