Form 10-Q
period 2000-09-30
VIA NET WORKS INC
filed 2000-11-13
CIK 1098402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR


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

    ------------------------------------------------------------------------
         (Former name or former address, if changed since last report)

    ------------------------------------------------------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

As of November 1, 2000, the aggregate market value of the 60,679,103 shares of common stock held by non-affiliates of the registrant was $424,753,721 based on the closing sale price ($7.00) of the registrant's common stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of November 1, 2000, there were outstanding 53,909,102 shares of the registrant's common stock and 6,770,001 shares of the registrant's non-voting common stock.

                              VIA NET.WORKS, INC.
                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets as of September 30, 2000 (unaudited) and
             December 31, 1999........................................................................     3

        Consolidated Statements of Operations for the three and nine months ended
             September 30, 2000 and 1999 (unaudited)..................................................     4

        Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999 (unaudited)..................................................     5

        Notes to the Consolidated Financial Statements (unaudited)....................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
             Of Operations............................................................................    12

Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................    17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................    18

Item 2.  Changes in Securities and Use of Proceeds....................................................    18

Item 3.  Defaults Upon Senior Securities..............................................................    19

Item 4.  Submission of Matters to a Vote of Security Holders..........................................    19

Item 5.  Other Information............................................................................    19

Item 6.  Exhibits and Reports on Form 8-K.............................................................    19

SIGNATURES............................................................................................    19

EXHIBIT INDEX.........................................................................................    20

                                     PART I
Item 1. Financial Statements

                              VIA NET.WORKS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (In thousands of U.S. dollars, except share data)


                                                                                            December          September
                                                                                            31, 1999          30, 2000
                                                                                      ---------------     ---------------
                                                                                                             (Unaudited)
                                                 ASSETS
Current assets:
     Cash and cash equivalents                                                        $       20,067      $       252,237
     Restricted cash                                                                          15,000                2,722
     Trade and other accounts receivable, net of allowance of $1,296 and $2,033,
      respectively                                                                             9,197               18,245
     Other current assets                                                                      3,074                3,780
                                                                                      --------------      ---------------
               Total current assets                                                           47,338              276,984

     Property and equipment, net                                                              28,909               35,452
     Goodwill and other acquired intangible assets, net                                      115,194              174,524
     Other noncurrent assets                                                                   8,142                3,629
                                                                                      --------------      ---------------
               Total assets                                                           $      199,583      $       490,589
                                                                                      ==============      ===============

        LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                                 $       12,735      $        17,208
     VAT and other taxes payable                                                               1,904                2,082
     Short-term notes and current portion of long-term debt                                    7,808                1,939
     Deferred revenue                                                                          9,777               13,597
     Other current liabilities and accrued expenses                                            5,660               10,390
                                                                                      --------------      ---------------
               Total current liabilities                                                      37,884               45,216

     Long-term debt, less current portion                                                      5,846                3,557
                                                                                      --------------      ---------------
               Total liabilities                                                              43,730               48,773

     Contingencies

     Minority interest in consolidated subsidiaries                                            4,422                  887

     Mandatorily redeemable convertible preferred stock:                                     180,933                    -

     Stockholders' equity (deficit):

     Common stock, $.001 par value; 57,000,000 and 125,000,000 shares authorized;
      1,962,671 and 53,718,709 shares issued and outstanding; respectively                         2                   53
     Non-voting common stock, $.001 par value; 7,500,000 shares authorized; 0 and
      6,770,001 shares issued and outstanding; respectively                                        -                    7
     Additional paid-in capital                                                               26,023              556,740
     Accumulated deficit                                                                     (36,658)             (91,583)
     Deferred compensation                                                                   (12,788)              (8,091)
     Accumulated other comprehensive loss                                                     (6,081)             (16,197)
                                                                                      --------------      ---------------
               Total stockholders' equity (deficit)                                          (29,502)             440,929
                                                                                      --------------      ---------------
               Total liabilities, mandatorily redeemable convertible preferred stock
                 and stockholders' equity (deficit)                                          199,583      $       490,589
                                                                                      ==============      ===============

                              VIA NET.WORKS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (in thousands of U.S. dollars, except share and per share data)
                                  (Unaudited)
                                    ________

                                                                    Three Months ended                         Nine Months ended
                                                                       September 30,                             September 30,
                                                      ---------------------------------------      ------------------------------
                                                                    1999                 2000               1999            2000
                                                              ----------          -----------           --------     ------------
Revenue                                                       $   11,264          $    28,506           $ 22,361     $    74,527

Operating costs and expenses:
    Internet services                                              5,045               15,998             10,606          41,239
    Selling, general and administrative                            9,970               20,026             20,732          56,397
    Depreciation and amortization                                  5,763               11,797             10,635          31,700
                                                              ----------          -----------           --------     -----------

Total operating costs and expenses                                20,778               47,821             41,973         129,336

Loss from operations                                              (9,514)             (19,315)           (19,612)        (54,809)

Interest income                                                      971                3,372              2,281           9,420
Interest expense                                                    (415)                (457)              (973)         (1,430)
Gain (loss) in unconsolidated affiliate                              (17)                   -               (177)              -
Foreign currency gains/(losses)                                     (488)              (6,710)             1,283          (9,561)
                                                              ----------          -----------           --------     -----------

Loss before income taxes and minority interest                    (9,463)             (23,110)           (17,198)        (56,380)
Income tax expense                                                     -                 (340)                 -            (840)
Minority interest in loss of consolidated                            410                  879              1,241           2,295
 subsidiaries                                                 ----------          -----------           --------     -----------

Net loss attributable to common stockholders                  $   (9,053)         $   (22,571)          $(15,957)    $   (54,925)

Basic and diluted loss per share attributable to
 common stockholders                                          $    (6.64)         $     (0.38)          $  20.17)    $     (1.09)

Shares used in computing basic and diluted loss
 per share                                                     1,363,005           59,956,310            790,953      50,253,148

                              VIA NET.WORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        (in thousands of U.S. dollars, except share and per share data)
                                  (Unaudited)
                                    _______

                                                                               For the nine months ended
                                                                                     September 30,
                                                                       -----------------------------------------
                                                                             1999                   2000
                                                                       -----------------       -----------------
Cash flows used in operating activities:
     Net loss                                                          $         (15,957)      $         (54,925)
     Adjustments to reconcile net loss to cash used in operating activities:
          Depreciation and amortization                                           10,635                  31,700
          Employee stock compensation                                                483                   4,297
          Unrealized foreign currency transaction (gains)/losses                  (1,283)                  2,064
          Minority interest in loss of consolidated subsidiaries                  (1,241)                 (2,295)
          Loss in unconsolidated affiliate                                           177                       -
     Changes in assets and liabilities, net of acquisitions:
          Accounts receivable                                                       (740)                 (6,838)
          Other current assets                                                       (23)                   (777)
          Accounts payable                                                           139                   3,200
          Other current liabilities and accrued expenses                            (407)                  4,288
          Deferred revenue                                                         1,340                   2,988
          Other noncurrent assets                                                      -                     354
                                                                       -----------------       -----------------

               Cash used in operating activities                                  (6,877)                (15,944)
                                                                       -----------------       -----------------

     Cash flows used in investing activities:
       Acquisitions, net of cash acquired                                        (49,944)                (68,429)
       Purchases of property and equipment                                       (11,318)                (14,611)
       Other assets                                                                 (354)                  2,298
                                                                       -----------------       -----------------

               Cash used in investing activities                                 (61,616)                (80,742)
                                                                       -----------------       -----------------

     Cash flows from financing activities:
      Repayment of debt                                                           (3,389)                 (3,030)
      Proceeds from issuance of common stock, net                                  1,525                 332,009
      Proceeds from issuance of preferred stock                                  127,858                       -
                                                                       -----------------       -----------------

               Cash provided by financing activities                             125,994                 328,979
                                                                       -----------------       -----------------

     Effect of currency exchange rate changes on cash                               (710)                   (123)
                                                                       -----------------       -----------------
     Net increase (decrease) in cash and cash equivalents                         56,791                 232,170
     Cash and cash equivalents, beginning of period                               34,711                  20,067
                                                                       -----------------       -----------------
     Cash and cash equivalents, end of period                          $          91,502       $         252,237
                                                                       =================       =================

     Noncash investing and financing transactions:
      Common stock issued to satisfy debt                              $               -       $           5,183
                                                                       -----------------       -----------------
      Common stock issued in connection with acquisitions              $           2,619       $           4,657
                                                                       -----------------       -----------------

        The accompanying notes are an integral part of these consolidated financial statements.

1.  Basis of Presentation

    The consolidated financial statements of VIA NET.WORKS, Inc. (VIA) for the three and nine month periods ended September 30, 1999 and 2000 are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements as of and for the year ended December 31, 1999, included in VIA's Annual Report on Form 10-K (Annual Report). The financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report and the unaudited consolidated financial statements for the three month periods ended March 31, 2000 and June 30, 2000 included in VIA's quarterly reports on Form 10-Q. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of VIA at September 30, 2000, the results of its operations for the three and nine month periods ended September 30, 1999 and 2000 and its cash flows for the nine month periods ended September 30, 1999 and 2000. The results of operations for the three and nine month periods ended September 30, 2000 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2000.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

    Recent Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon initial application of SFAS No. 133, as amended by SFAS No. 138, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. Subsequent to the issuance of SFAS No. 133, the Financial Accounting Standards Board issued SFAS No. 137 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, the first quarter of VIA's fiscal 2001. VIA does not anticipate that this pronouncement will have a significant effect on its results of operations or financial position.

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

2.  Comprehensive Loss

    Comprehensive loss for the three and nine months ended September 30, 1999 and 2000 was as follows (in thousands of U.S. dollars):

                                             3 months ended September 30,                         9 months ended September 30,
                                             ----------------------------                         ----------------------------
                                               1999                        2000                      1999                      2000
                                             ------                    --------                  --------                  --------
Net Loss                               $     (9,053)           $        (22,571)           $      (15,957)          $       (54,925)
Foreign currency translation                  1,997                      (3,705)                   (3,174)                  (10,116)
 adjustment                            ------------            ----------------            --------------           ---------------
Comprehensive Loss                     $     (7,056)           $        (26,276)           $      (19,131)          $       (65,041)
                                       ============            ================            ==============           ===============

3.  Acquisitions of Certain Businesses

    Between June 18, 1998 and September 30, 2000, VIA acquired 25 Internet services, web-hosting and advanced data networking providers located in Europe, Latin America and the United States, offering services that include Internet connectivity, web-hosting, e-commerce, Internet security and other services, primarily to businesses.

    During the nine months ended September 30, 2000, VIA acquired the following operating companies:

                                                                                                 Aggregate       Ownership
                                                       Aquiree            Acquisition            Purchase        Interest
Business Acquired                                      Location           Date                   Price           Acquired
-------------------------------------------------   -------------    --------------------   ---------------   -------------
Net4You EDV Dienstleistungs und Handelges.m.b.H
 (Net4You)                                           Austria            January 4, 2000       $  2.9 million           58%
DNS Telecom SAS (DNS)                                France             January 7, 2000         11.8 million          100%
I.S.A.R. Netzwerke Dienstleistungs GmbH (ISAR)       Germany            February 16, 2000        8.6 million          100%
Internet Access Eindhoven BV (IAE)                   Netherlands        April 3, 2000            7.5 million          100%
SmartComp AG (SmartComp)                             Switzerland        July 26, 2000            4.0 million          100%
Interactive Multimedia Corporation (IMC Online)      USA                August 31, 2000         28.8 million          100%
Meridian Microtech s.r.l (Microtech)                 Italy              September 15, 2000       3.3 million          100%

    Each of the acquisitions has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired operating companies have been included in VIA consolidated financial statements since the acquisition dates. The purchase price of the acquisitions has been allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values.

    The allocation of the purchase price to the acquired tangible and intangible assets of IAE, SmartComp, IMC Online and Microtech have not been finalized pending an analysis of the amount of assets and liabilities acquired. Currently, the entire excess purchase price has been allocated to goodwill. The actual purchase accounting adjustments may be revised and VIA may allocate a portion of the purchase price to intangible assets other than goodwill.

4. Property and Equipment

   Property and equipment consisted of the following (in thousands of U.S. dollars):

                                                    -----------------------
                                                    December 31,  September
                                                        1999      30, 2000
                                                    -----------------------
          Equipment                                 $    23,255   $  32,010
          Indefeasible rights of use (IRU)               12,484      11,093
          Furniture and fixtures                          2,113       3,416
          Purchased software                              1,752       5,482
                                                    -----------------------
                                                         39,604      52,001
          Accumulated depreciation and amortization     (10,695)    (16,549)
                                                    -----------------------
          Property and equipment, net               $    28,909   $  35,452
                                                    =======================

   Depreciation expense was $1.3 and $2.6 million for the three months ended September 30, 1999 and 2000, respectively. Total depreciation expense was $2.4 and $7.0 million for the nine months ended September 30, 1999 and 2000, respectively.


5. Goodwill and Other Acquired Intangible Assets

   Goodwill and other intangible assets acquired through business acquisitions consisted of the following (in thousands of U.S. dollars):

                                                     December     September
                                                     31, 1999     30, 2000
                                                    ----------    ---------
          Goodwill                                  $  126,731    $ 208,658
          Customer base                                  2,123        3,896
          Employee workforce                             1,213        1,992
                                                    ----------    ---------
                                                       130,067      214,546
          Accumulated amortization                     (14,873)     (40,022)
                                                    ----------    ---------

          Goodwill and other acquired
          intangibles, net                          $  115,194    $ 174,524
                                                    ==========    =========

   Amortization expense was $4.5 and $9.2 million for the three months ended September 30, 1999 and 2000, respectively. Amortization expense was $8.2 and $24.7 million for the nine months ended September 30, 1999 and 2000, respectively. The value assigned to goodwill, customer base and employee workforce is being amortized over estimated useful lives of five years.

6. Short-term Notes and Long-term Debt

   Short-term notes and long-term debt consisted of the following (in thousands of U.S. dollars):


                                                             December  September
                                                             31, 1999  30, 2000
                                                             --------  ---------

Acquisition debt                                             $  6,108  $  1,021
Debt related to IRU Agreements, 12%, due quarterly to 2002      3,899     2,848
Capital lease obligations                                         858       615
Advances from related parties, noninterest bearing, due 2000    1,968       374
Notes payable                                                     821       638
                                                             --------  --------
                                                               13,654     5,496
Less current portion                                           (7,808)   (1,939)
                                                             --------  --------
Long-term portion                                            $  5,846  $  3,557
                                                             ========  ========

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

   During 1999 and 2000, VIA granted stock options to non-U.S. employees at many of its subsidiaries in Europe and Latin America. As a result of these stock option grants, the subsidiaries are liable for the payment of certain employer payroll taxes and social charges based on the difference between the exercise price and fair market value of the stock options granted. Such payroll taxes and social charges generally become payable upon exercise at rates ranging between 11% and 24%, as determined by the prevailing tax laws in those jurisdictions. Amounts are recognized as an expense when the related stock options are exercised. To date the amounts accrued for payroll taxes and social charges have not been material, as few stock options granted to our non-U.S. employees have been exercised.

8. Segment Reporting

   The Company's operations are organized into three geographic operating segments; Europe, Latin America and the United States. These segments generate Internet-related revenues from leased lines, dial-up Internet access, web-hosting and design, consulting services, advanced data networking and sale of third-party hardware and software. Operations of the Company's United States segment include shared network costs and corporate functions, which the Company does not allocate to its other geographic segments for management reporting purposes.

   Each of the geographic operating segments is considered a reportable segment. VIA evaluates the performance of its segments based on revenue and earnings before interest, taxes, depreciation and amortization and non-cash compensation charges (EBITDA). The table below presents information about the reported revenue, EBITDA and assets of VIA's segments for the three and nine month periods ended September 30, 1999 and 2000 (in thousands of U.S. dollars). Beginning in the quarter ended September 30, 2000, VIA modified its definition of total segment assets. Prior amounts have been revised to conform to the current presentation.


                          United                Latin
                          States     Europe    America     Total
                         --------   --------   --------   --------

    Three months ended
    September 30, 1999:
     Revenue             $      -   $  9,819   $  1,445   $ 11,264
     EBITDA              $ (2,389)  $   (904)  $   (365)  $ (3,658)
     Assets              $ 99,648   $101,633   $ 13,814   $215,095

    Three months ended
    September 30, 2000:
     Revenue             $    363   $ 21,087   $  7,056   $ 28,506
     EBITDA              $ (3,790)  $   (840)  $ (1,530)  $ (6,160)
     Assets              $314,708   $110,064   $ 65,817   $490,589

    Nine months ended
    September 30, 1999:
     Revenue             $      -   $ 18,373   $  3,988   $ 22,361
     EBITDA              $ (5,664)  $ (1,928)  $   (902)  $ (8,494)
     Assets              $ 99,648   $101,633   $ 13,814   $215,095

    Nine months ended
    September 30, 2000:
     Revenue             $    363   $ 58,061   $ 16,103   $ 74,527
     EBITDA              $(11,530)  $ (2,087)  $ (5,196)  $(18,813)
     Assets              $314,708   $110,064   $ 65,817   $490,589

   A reconciliation from total EBITDA to loss before income taxes and minority interest is as follows:

                                                     For the three months ended     For the nine months ended
                                                            September 30,                 September 30,
(in thousands of US dollars)                              1999         2000             1999          2000
EBITDA                                                 $  (3,658)  $  (6,160)        $  (8,494)   $ (18,813)
Non-cash compensation                                       (93)      (1,358)             (483)      (4,296)
Depreciation and amortization                            (5,763)     (11,797)          (10,635)     (31,700)
                                                       ----------------------------------------------------

Loss from operations                                     (9,514)     (19,315)          (19,612)     (54,809)
Other income and interest income, net                        68       (3,795)            2,591       (1,571)
Loss in unconsolidated affiliate                            (17)           -              (177)           -
                                                       ----------------------------------------------------
Loss before income taxes and minority interest         $ (9,463)   $ (23,110)        $ (17,198)   $ (56,380)
                                                       ========    =========         =========    =========


   For the three and nine month periods ended September 30, 1999, the largest contributors to revenue, on a per country basis, were Germany with $2.3 and $5.6 million, respectively, and the United Kingdom with $5.0 and $8.9 million, respectively.

   For the three and nine month periods ended September 30, 2000, the largest contributors to revenue, on a per country basis, were Germany with $3.4 and $10.2 million, respectively, Mexico with $5.3 and $11.4 million, respectively, and the United Kingdom with $11.8 and $31.5 million, respectively.

9. Subsequent Events

   On October 6, 2000, VIA acquired a 100% interest in Highspeed-Server Eisnet GmbH in Forchheim, Germany (Highspeed). Highspeed specializes in delivering high quality web-hosting and server housing to commercial customers in Germany and was acquired for approximately $5 million in cash and stock.

   On October 10, 2000 VIA acquired a 100% interest in Symphonie S.A.(trading as
   MNet) in Montpellier, France for approximately $3 million in cash and stock. MNet is a full service business focused Internet solutions company.

   On November 7, 2000, VIA made a further investment in and acquired the remaining minority interest in VIA NET.WORKS Deutschland GmbH (formerly GTN Gesellschaft fur Telekommunikations und Netzwerkdienste mbH) for a total of approximately $3 million in cash. VIA acquired a controlling interest in VIA NET.WORKS Deutschland GmbH in October 1998.

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

   VIA is a leading international provider of Internet access and services focused on businesses in Europe, Latin America and the U.S. By targeting these customers and regions, we are positioned to capitalize on some of the most rapidly growing areas of the Internet market. Both of these regions have a relatively low number of total Internet users, and businesses in each region have a relatively low number of Internet services available to them. By choosing to serve these market segments, we have the opportunity to sell our services to a large number of businesses that have identifiable Internet needs but little or no Internet experience. Once we have developed relationships with these customers, we can upgrade them from entry-level Internet access services to more sophisticated and higher margin products and services like web-hosting, virtual private networks and e-commerce solutions which will allow them to compete in both local and global markets.

   Since our founding in late 1997, we have rapidly established our international presence by acquiring, integrating and growing 25 Internet services, web-hosting and advanced data networking providers in the United States and 13 European and Latin American countries. We currently operate in Argentina, Austria, Brazil, France, Germany, Ireland, Italy, Mexico, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States.

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

RECENT BUSINESS ACQUISITIONS

   On July 26, 2000, VIA acquired a 100% interest in SmartComp AG, an Internet services provider in Switzerland, for approximately $4.0 million in cash. Under the agreement, we are obligated to pay a conditional contingent earn out based upon SmartComp's operating results for the year ending December 31, 2000. We believe, based on current projections, that the total conditional contingent earn out will not exceed $3.6 million.

   On August 31, 2000, VIA acquired 100% of IMC Online, a Microsoft-certified web-hosting company located in Atlanta, Georgia. The total purchase price was approximately $28.8 million in cash and stock. This company represents VIA's first acquisition in the United States.

   On September 15, 2000, VIA acquired 100% of Meridian Microtech (Microtech), for approximately $3.3 million. Microtech is an NT based web-hosting company located in Milan, Italy. This company represents VIA's first acquisition in Italy.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2000 compared with the three and nine months ended September 30, 1999

   Revenue. We generate revenue primarily from the sale of Internet access services, both dial-up and dedicated, and Internet value added services. Internet value added services consist of advanced data networking, web-hosting, applications hosting and related maintenance, domain name registration, sales of hardware and third-party software, installation, training and consulting and other services. Revenue for the three months ended September 30, 2000 was $28.5 million, an increase of 153% as compared to $11.3 million for the three months ended September 30, 1999. Revenue for the nine months ended September 30, 2000 was $74.5 million, an increase of 233% as compared to $22.4 million for the nine months ended September 30, 1999. Of the 153% revenue increase for the three months ended September 30, 2000 compared to the corresponding period of the prior year, 100% was organic growth (internally generated) and 53% was acquired growth attributable to the 10 operating companies we acquired between October 1, 1999 and September 30, 2000. Our internally generated revenue growth is attributable to a number of factors, including an increase in business customers and an increase in average revenue per business customer. We have seen an increase in the number of business customers, particularly in our core customer base of business customers with multiple services. We had 39,000 business customers at September 30, 1999 and have increased our business customers by 97% to 77,000 at September 30, 2000, with 46% of that growth being organic (internally generated). Additionally, the average annualized revenue per business customer increased by 44% over the first nine months of 2000. This increase is related to our efforts to expand our product portfolio and to our focus on upgrading our customers from entry-level Internet access to more sophisticated and higher margin products and services, such as web-hosting, virtual private networks and e-commerce solutions.

   Internet services operating costs. Internet services operating costs are the costs we incur to carry customer traffic over the Internet. These costs were $16.0 million for the three months ended September 30, 2000, an increase of 217% as compared to $5.0 million for the corresponding period in the preceding year. Internet services operating costs for the nine months ended September 30, 2000 were $41.2 million, an increase of 289% as compared to $10.6 million for the nine months ended September 30, 1999. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel maintained by the 25 consolidated operating subsidiaries that we owned for all or a portion of the nine months ended September 30, 2000. We have continued to invest in points of presence and other local network infrastructure in all 14 countries in which we operate.

   Selling, general and administrative. Selling, general and administrative expenses are primarily compensation and occupancy costs and costs associated with marketing our products and services. We incurred selling, general and administrative expense of $20.0 million for the three months ended September 30, 2000, a 100% increase over the $10.0 million we incurred for the three months ended September 30, 1999. Selling, general and administrative expenses were $56.4 million for the nine months ended September 30, 2000, an increase of 172% as compared to the $20.7 million for the corresponding period in the preceding year. A portion of the increase relates to the increase in corporate expenses, which increased by 111 % to $5.2 million for the third quarter 2000 from $2.5 million for the third quarter 1999. Non-cash compensation expense, which was $1.4 million and $93,000 for the third quarters 2000 and 1999, respectively, accounted for a portion of this increase. Corporate expenses also increased as a result of obtaining additional insurance coverage, hiring new corporate staff and incurring additional legal and accounting fees as a public company. The remaining increase resulted from the fact that we had 25 consolidated operating subsidiaries for all or a portion of the nine months ended September 30, 2000, as compared to only 15 consolidated operating subsidiaries for all or a portion of the corresponding period in 1999.

   Depreciation and amortization. Depreciation and amortization expenses were $11.8 million, an increase of 105% for the three months ended September 30, 2000, as compared to the $5.8 million for the corresponding period in the preceding year. We incurred depreciation and amortization expense of $31.7 million for the nine months ended September 30, 2000, up from $10.6 million for the nine months ended September 30, 1999. This increase was primarily due to the amortization of goodwill and other intangibles arising from the acquisitions of the 10 consolidated operating subsidiaries completed between October 1, 1999 and September 30, 2000. The implementation of our international network and our global accounting software system also increased our depreciation expense for telecommunications equipment, computers, computer software and other fixed assets. For the three months ended September 30, 2000, $2.6 million, or 22%, of our depreciation and amortization expense related to the amortization of goodwill and other intangibles and $9.2 million, or 78%, was related to the depreciation of fixed assets. For the corresponding period in 1999, $1.3 million, or 23%, of our depreciation and amortization expense related to the amortization of goodwill and other intangibles and $4.5, or 77%, was related to the depreciation of fixed assets.

   Interest income. Interest income was $3.4 million for the three months ended September 30, 2000, an increase of 247% as compared to $971,000 for the same period in the preceding year. We earned $9.4 million in interest income for the nine months ended September 30, 2000, up from $2.3 million for the nine months ended September 30, 1999. This increase is due primarily to the increase in our cash balance as a result of our initial public offering in February 2000.

   Interest expense. For the three months ended September 30, 2000, we recognized interest expense of $457,000 as compared to $415,000 for the same period in the preceding year. Our interest expense was $1.4 for the nine months ended September 30, 2000, an increase of 47% from the $973,000 recognized during the nine months ended September 30, 1999. This increase is primarily due to the impact of debt that we incurred in mid-1999 related to our network infrastructure expansion.

   Interest in unconsolidated subsidiary. We recognized a loss of $17,000 and a loss of $177,000 for the three and nine months ended September 30, 1999, respectively, related to our minority investment in i-way Limited (i-way). I-way is an Internet services provider located in the United Kingdom which we originally acquired a 36% interest in June 1998. In June 1999, we negotiated the purchase of the remaining 64% equity interest in i-way for total consideration of $13.1 million, including cash and shares of VIA's common stock. We have not acquired a minority interest in any other affiliates and therefore have not recognized any losses related to investments in unconsolidated subsidiaries for the three months and nine months ended September 30, 2000.

   Foreign currency gains and losses. We recognized a $6.7 million foreign currency loss for the three months ended September 30, 2000, as compared to a $488,000 loss for the corresponding period in the preceding year. Our foreign currency loss was $9.6 million for the nine months ended September 30, 2000, as compared to a $1.3 million foreign currency gain for the nine months ended September 30, 1999. The loss in 2000 is primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts. We established these Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both US dollars and Euros. Additionally, during the third quarter 2000, we were operating in 14 countries and 15 different currencies as compared to operating in only 9 countries and 11 currencies in the corresponding period in 1999. Our operating currencies include the Euro.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million, in the aggregate, through three private preferred stock offerings between August 1997 and April

1999. Through our initial public offering of common stock in February 2000, we raised approximately $333 million, net of underwriting discounts and commissions. At September 30, 2000, we had cash and cash equivalents of $254.9 million, including $2.7 million in restricted cash.

    Cash used in operating activities was $15.9 million for the nine months ended September 30, 2000 and $6.9 million for the nine months ended September 30, 1999. In each period, cash was used primarily to fund operating losses.

   Cash used in investing activities was $80.7 million for the nine months ended September 30, 2000 and $61.6 million for the same period in 1999. In each period, cash was primarily used for acquisitions, including bART, VIA NET.WORKS Ireland Ltd. (formerly known as Medianet), Ecce Terram, ArtInternet, VIA NET.WORKS Portugal, WWS, INS, Netlink, ServiceNet and VIA NET.WORKS Espana in the first nine months of 1999. In the first nine months of 2000, VIA acquired Net4You, DNS, ISAR, IAE, SmartComp, IMC Online and Microtech and increased investments in various partially owned subsidiaries.

   Cash provided by financing activities was $329.0 million for the nine months ended September 30, 2000 and $126.0 for the same period in 1999. In each period, cash was primarily generated by the sale of equity securities, including the private placement of our Series C Preferred Stock in 1999 and the initial public offering of our common stock in 2000. Immediately subsequent to our initial public offering, we paid $10.4 million and issued 316,994 shares of our common stock to repay notes we had issued to the sellers of U-Net, VIA NET.WORKS Portugal, formerly known as Esoterica, VIA NET.WORKS Espana, also known as Interbook, and DNS, and to acquire the remaining minority interest in Dialdata.

   In conjunction with our acquisition of VIA NET.WORKS Mexico in October 1999, we agreed to pay additional purchase price consideration of up to $30.0 million based on that company's revenue growth between the time of acquisition and December 31, 2000. Based on the formula, for the fourth quarter of 1999 and the first two quarters of 2000, we paid an aggregate of $25.7 million as additional purchase price. We had restricted cash of $15.0 million to secure the payment of any additional earned purchase price and are entitled to reduce the restricted cash as payments are made. To date, we have reduced the restricted cash by half of all payments made, equal to approximately $12.9 million.

   We continue to pursue an aggressive internal growth strategy and will continue to pursue strategic acquisitions on an opportunistic basis. Except for the potential need to fund a specific larger acquisition, should such an opportunity arise, we do not anticipate the need to obtain additional funding before we become self-sustaining.

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

   The foregoing statements regarding our liquidity and need for additional capital resources, as well as our expectations of future amortization of goodwill and other intangibles, are forward-looking statements based on current expectations, which involve certain risks and uncertainties. Actual results and the timing of certain events could differ materially from these forward-looking statements depending upon the nature, size and timing of future acquisitions, if any, and future amounts of net income before amortization, which we cannot predict, as well as other factors referred to in the "Risk Factors" section of VIA's Annual Report and those noted in Exhibit 99.1 on this Form 10-Q.

Foreign Currency Exchange Risks

   We conduct business in 15 different currencies, including the Euro and the U.S. dollar. With the exception of the Argentine Peso, the value of these currencies fluctuates in relation to the U.S. dollar. At the end of each reporting period, the revenues and expenses of our operating companies are translated into U.S. dollars using the average exchange rate for that period, and their assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of that period. Fluctuations in these exchange rates impact our financial condition, revenues and results of operations, as reported in U.S. dollars.

   Exchange rates can vary significantly. During the third quarter of 2000, we experienced similar exchange rate fluctuations in all eight of the Euro-linked currencies in which we transact business. The Euro-linked currencies varied by approximately 19% in relation to the U.S. dollar during the first nine months of 2000, and at September 30, 2000 were approximately 13% below where they were at the beginning of the year. We realized foreign currency losses of $5.1 and $7.5 million for the three and nine months ended September 30, 2000, respectively, due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates but they did not have a material impact on our results.

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

Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon initial application of SFAS No. 133, as amended by SFAS No. 138, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. Subsequent to the issuance of SFAS No. 133, the Financial Accounting Standards Board issued SFAS No. 137 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, the first quarter of VIA's fiscal 2001. VIA does not anticipate that this pronouncement will have a significant effect on its results of operations or financial position.

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

     VIA has exposure to financial market risks, including changes in interest rates and foreign exchange rates. At September 30, 2000, VIA's financial instruments consisted of short-term investments and fixed rate debt related to acquisitions and network purchases. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At September 30, 2000 all of our investments are due to mature within twelve months and the carrying value of such investments approximates fair value. The majority of our debt obligations have fixed rates of interest.

     As mentioned previously in the "Foreign Currency Exchange Risks" section, VIA has Euro denominated cash accounts which expose the company to foreign currency exchange rate risk. As of September 30, 2000, a 10 percent increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of $5.9 million. Additionally, VIA is exposed to foreign exchange rate risk related to its obligations denominated in foreign currencies. These obligations are a result of acquiring operating companies in various European and Latin American countries. VIA is also subject to risk from changes in foreign exchange rates for its international operations which use a foreign currency as their functional currency and are translated into U.S. dollars. These risks cannot be reduced through hedging arrangements.

                                   PART II.

Item 1.  Legal Proceedings

We are not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

   Between July 1, 2000 and September 30, 2000, VIA sold and issued the following unregistered securities:

     On August 31, 2000, VIA sold 653,844 shares of common stock to stockholders of one of VIA's operating companies in connection with the operating company's acquisition by VIA. The shares were valued at approximately $8.5 million and were issued in reliance on Regulation D under the Securities Act.

     On September 15, 2000, VIA sold 96,060 shares of common stock to stockholders of one of VIA's operating companies in connection with the operating company's acquisition by VIA. The shares were valued at approximately $1.2 million and were issued in reliance on Regulation S under the Securities Act.

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

   The estimated net offering proceeds to VIA after deducting the estimated expenses described above and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through September 30, 2000, VIA has used $68.4 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA's investment in various partially owned subsidiaries, $14.6 million for capital expenditures and $15.9 million to fund operating losses.

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a)     Exhibits

Exhibit
-------

27.1     Financial Data Schedule

99.1     Risk Factors

b)     Reports on Form 8-K

       VIA filed no reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                   VIA NET.WORKS, Inc.

        11/13/00                       /s/ David M. D'Ottavio
Date:____________________          By: ______________________________
                                       David M. D'Ottavio
                                       Chief Executive Officer, Chairman of the
                                       Board of Directors (Duly Authorized
                                       Officer)

        11/13/00                       /s/ Catherine A. Graham
Date:____________________          By: ______________________________
                                       Catherine A. Graham
                                       Vice President, Chief Financial Officer
                                       and Treasurer (Principal Financial and
                                       Accounting Officer)

                                 EXHIBIT INDEX

27.1    Financial Data Schedule

99.1    Risk Factors