Form 10-K405
period 2000-12-31
VIA NET WORKS INC
filed 2001-03-27
CIK 1098402

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

  For the fiscal year ended December 31, 2000

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

  For the transition period from       to      .

                       Commission file number: 000-29391

                               ----------------

                              VIA NET.WORKS, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                84-1412512
     (State or other jurisdiction)        (I.R.S. Employer Identification No.)

                       2100 Sunset Hills Road, Suite 110
                            Reston, Virginia 20190
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (703) 464-0300

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common stock par value $.001 per share

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [X]

  As of March 1, 2001, the aggregate market value of the 53,774,468 shares of common stock held by non-affiliates of the registrant was $282,315,957.00, based on the closing sale price ($5.25) of the registrant's common stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all outstanding shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 1, 2000, there were outstanding 54,074,899 shares of the registrant's common stock and 6,770,001 shares of the registrant's non-voting common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's proxy statement for the annual shareholders meeting to be held on May 23, 2001 are incorporated by reference into Part III of this annual report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              VIA NET.WORKS, INC.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 PART I .................................................................   3
 Item 1.  Business......................................................    3
          Risk Factors..................................................   15
 Item 2.  Properties....................................................   21
 Item 3.  Legal Proceedings.............................................   21
 Item 4.  Submission of Matters to a Vote of Security Holders...........   21

 PART II.................................................................  21
 Item 5.  Market for Registrant's Common Stock and Related Stockholder
          Matters.......................................................   21
 Item 6.  Selected Financial Data.......................................   22
 Item 7.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition.......................................   24
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   33
 Item 8.  Financial Statements and Supplementary Data...................   34
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   34

 PART III................................................................  35
 Item 10. Directors and Executive Officers of the Registrant............   36
 Item 11. Executive Compensation........................................   40
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   40
 Item 13. Certain Relationships and Related Transactions................   40

 PART IV.................................................................  41
 Item 14. Exhibits, Financial Statements, Schedules and Reports on Form
          8-K...........................................................   41

 SIGNATURES..............................................................  43
 Index to Financial Statements and Financial Statement Schedules......... F-1
 Exhibit Index........................................................... E-1

                                    PART I

Item 1. Business

  Some of the information contained in this Form 10-K, including the following discussion and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Part II, Item 7 of this Form 10-K, contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or similar words. Forward-looking statements in this Form 10-K include statements regarding our ongoing strategy implementation that appear below under the heading "The VIA NET.WORKS Strategy," statements regarding our plans to expand our network that appear below under the heading "Our Network," and statements regarding our plans to expand our sales capabilities that appear under the heading "Sales and Marketing." These statements are only predictions. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed under "Risk Factors" beginning on page 15 of this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission.

  Unless the context otherwise requires, as used in this Form 10-K, the terms "VIA," "our," or "we" refer to VIA NET.WORKS, Inc. and its subsidiaries.

  VIA NET.WORKS is a leading international provider of single source Internet solutions for businesses. We operate in Europe, Latin America and the United States. By targeting businesses in Europe and Latin America, we are positioned to capitalize on some of the most rapidly growing areas of the Internet market. Our European and Latin American markets have a relatively low number of total Internet users, and businesses in each region have a relatively low number of Internet services available to them. By choosing to serve these market segments, we have the opportunity to sell our services to a large number of businesses that have identifiable Internet needs but little or no Internet experience. Once we have developed relationships with these customers, we can upgrade them from entry-level Internet access services to more sophisticated and higher margin solutions such as managed application hosting and virtual private networking. In our U.S. market, we focus exclusively on web-related services such as shared and dedicated web hosting, and domain name registration, and Internet security services such as managed firewalls and virtual private networks, or VPNs. Our U.S. operation allows us to meet the U.S. web-hosting and security needs of our large international customer base.

  Since our founding in late 1997, we have rapidly established our international presence by acquiring, integrating and growing business-focused Internet services providers in 14 countries. As of December 31, 2000, we had 103,300 customers in Europe, of which 59% were businesses, 34,200 customers in Latin America, of which 35% were businesses, and 7,700 customers in the U.S., all of which were businesses. As of December 31, 2000, we also hosted 52,900 web sites and had registered 354,700 domain names.

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

The VIA NET.WORKS Strategy

  The rapidly growing demand for Internet access and other value-added Internet services, coupled with low barriers to entry into the marketplace, has resulted in a highly fragmented Internet services industry. There are approximately 12,000 Internet services providers in our markets, of which over one third operate in Europe and Latin America. We believe small and mid-sized businesses in our targeted European and Latin American markets are under-served by both large and small Internet services providers. Large Internet services providers in Europe and Latin America which generally focus on Internet access products and rely on indirect sales, telemarketing and remote customer call centers to serve their customers, typically lack the local presence needed to provide customized, hands-on solutions to small and mid-sized business customers. Small, local Internet services providers in these markets typically cannot provide dedicated, high-capacity Internet access, round-the-clock support and a complete range of competitively priced service offerings.

  Businesses initially used the Internet by establishing web sites to improve internal and external corporate communications. Internet access provides a company with a basic gateway to the Internet, allowing it to use e-mail, access information, and communicate and conduct transactions with employees, customers and suppliers. Over the past several years, web sites have also provided companies with an identity and interactive presence on the Internet, allowing them to post company information and automate business processes such as sales, order entry and customer service. Increasingly, businesses worldwide are using the Internet for critical applications, such as purchasing and project management, customer service, and on-line sales and marketing. The Internet presents a compelling opportunity for businesses by enabling them to reduce operating costs, increase productivity, access valuable information and reach new markets.

  While recognizing the benefit of having a presence on the Internet, businesses often do not have the resources to implement and maintain rapidly changing technologies, create and update content and communicate with employees, customers and suppliers electronically. Our customers also seek to avoid overhead costs required to maintain necessary systems not directly related to their business offerings. Outsourcing arrangements provide a simple and cost-effective solution to these challenges. Businesses have increasingly begun to outsource certain IT functions such as network security, virtual private networking, collaborative and customer relationship applications, as well as sophisticated enterprise-wide applications including intranets, network management systems and enterprise resource planning systems.

  Our goal is to become the premier provider of international Internet solutions for businesses in Europe and Latin America. We intend to reach our goal by:

  Leveraging the agility and responsiveness of our local, customer-focused operations to deliver world-class service and technical support. In our experience, businesses generally seek a provider with locally based personnel with whom they can establish a long-term relationship. We have operations in 14 countries, with personnel who are available to respond to technical issues and who can assist in developing and implementing effective Internet solutions. Our local management teams retain the responsibility for managing day-to-day operations by meeting the demands of business customers in their markets. We maintain sales, technical and customer care teams locally so that customer service remains rapid and responsive.

  Harnessing the reliability and quality of our own international network to meet business customers' needs. Our high capacity pan-European and trans-Atlantic networks, coupled with the VIA global network operations center, enable our operations to compete on a global scale and to provide customers with sophisticated international Internet solutions.

  Delivering single-source Internet solutions to our customers. We deliver starter solutions that provide all the essential elements for businesses to quickly and effectively establish and strengthen their Internet presence. We deliver tailored solutions for customers requiring more sophisticated, business-critical Internet capabilities. In both cases, we can offer a single-source solution to increase customer satisfaction, reduce customer churn and better leverage our network infrastructure and sales and marketing resources.

  Providing Internet solutions that give businesses more productive, cost effective ways to communicate information. Businesses continue to increase their use of the Internet as a business tool. We deliver solutions that allow our customers to integrate web-based products and services into their existing business processes, increasing productivity and reducing cost.

  Building the VIA NET.WORKS brand one customer at a time. We establish long lasting relationships with our customers by focusing on customer service and products that meet the customers' needs. We are converting all our acquired companies and brands to the VIA NET.WORKS name to simplify communications to customers and solidify our brand.

  Delivering quality customer service supported by continued investment in billing, back-office and customer care systems. Our customers will benefit from our continuing investment in billing, back-office and customer care systems through high quality and responsive customer service. We intend to provide all our customers round-the-clock technical support and customer service for mission-critical applications.

  Continuing investment in network infrastructure and product development. We have made significant investments in our network and operating infrastructure. We will continue to upgrade and expand our network capacity in each of the 14 countries in which we operate based upon customer demand. We are increasing the web hosting, security, data storage and processing capacities of our local operating companies and in select VIA data centers to take advantage of cost efficiencies. These infrastructure improvements will increase our capacity to expand the services we offer and acquire additional customers.

Our Network

  Our pan-European and trans-Atlantic network provides our European operations with high capacity and resilient transport, as well as redundant Internet Protocol peering and transit arrangements. Our network is connected to the Internet by multiple peering arrangements at major commercial Internet exchanges and through transit agreements from multiple major carriers. Using these diverse connections, our network dynamically routes traffic over the network of the provider best able to deliver the data in the most efficient manner. Direct connections to multiple major carriers and Internet exchanges assure reliable service levels, protecting against traffic congestion and network outages. We have designed a redundant network to avoid any single point of failure. Our U.S. and Latin American operations are currently connected to the Internet by multiple leased, high-speed links. We are in the process of connecting our U.S. operations to our network and expect to expand our network and network operations center infrastructure to Latin America as capacity becomes commercially available.

  The local networks of our European operations are connected to our international network via redundant traditional local area and wide area networks or high-capacity fiber, and co-location of routers. Where co-location is not an option, our local operations access our international network through high-speed data communications facilities. Our European network operations center, which is located in Duisburg, Germany, is staffed 24 hours a day, 7 days a week, by Internet systems engineers who are responsible for monitoring the performance of our network equipment. From this center, we are able to efficiently identify and correct network problems either remotely or by local dispatch.

  The backbone of our network is made up of two STM-1 fiber optic cable rings, each providing 155 Mbps of redundant capacity. The first ring provides trans-Atlantic capacity and connects our New York City and London network nodes. We have a 25-year Indefeasible Right of Use, or IRU, from Global Crossing, an owner of fiber optic cable systems, that expires June 2024. Our agreement with Global Crossing also provides us with the right to acquire additional network capacity. The second ring provides pan-European capacity with network nodes in up to seven European cities. We currently have network nodes in London, Dusseldorf, Amsterdam, Paris, and Geneva. We have a 20-year IRU from a European subsidiary of Dynegy, Inc. that expires in July 2019.

  We maintain a network in the United States to facilitate access by our European customers to the large number of web sites hosted in the United States. We are located at major public peering locations in Washington, D.C., Chicago, Palo Alto and New York. Our U.S. network nodes are interconnected through diverse DS-3, or 45 Mbps capacity, data communications facilities provided by local telephone companies, inter-exchange carriers and specialized carriers.

  VIA's network connects to Tier 1 Internet transit providers and major public peering locations in London, Frankfurt, Amsterdam, Washington, D.C. and Palo Alto, where we have co-located routers. A substantial number of our operating companies have established peering relationships with other local or regional Internet services providers. In peering relationships, Internet services providers agree to carry each others' traffic on their networks to improve performance and reduce congestion and costs. We are in the process of establishing additional peering relationships with international Internet services providers. Peering relationships can take the form of either public peering or private peering. Public peering takes place at a physical location, usually a network access point, designed for the exchange of Internet traffic between private Internet services providers. Private peering involves an agreement between two Internet service providers allowing traffic to pass between each other's networks at private connection points without having to traverse the public Internet and public peering points.

Products and Services

  We currently offer a comprehensive portfolio of single source Internet solutions for business on both an integrated and stand-alone basis These solutions are constructed and delivered to give businesses more productive, cost effective ways to communicate information. As businesses increase the use of the Internet as a business tool and integrate web-based products and services into their business processes, our solution portfolio fulfills every business' need to enhance the bottom line and to reduce risk.

  Our solutions are packaged to address the needs of businesses that have immediate needs for a web presence or for specific Internet capabilities. Our solutions are also packaged to address more sophisticated Internet requirements. We do not currently offer all of our services in each of our markets. The specific products offered in each of our operations are determined by the needs of the market, competition and local regulations.

  Starter Solutions. For businesses new to the Internet, our starter solutions provide a simple way to establish an online presence quickly and easily. These solutions consist of pre-packaged Internet tools that can be purchased individually or in a bundled solution.

    Internet access and email. We provide access through dial-up, dedicated line and other technologies, including broadband cable, integrated services digital network, or ISDN, and digital subscriber line, or DSL. The access services we offer vary from market to market depending on availability and local regulation. Each access service can be packaged with email services to enhance the communication capabilities of our customers. We encourage our dedicated access customers to include our managed firewall services to protect against external attack. We also offer businesses global roaming, which is the ability to easily and inexpensively access their e-mail and the Internet while avoiding expensive long distance or international telephone charges.

    Web-site hosting. Web-site hosting offers business customers a presence on the Internet providing them with marketing and customer service opportunities, as well as opportunities to increase productivity and eliminate costs from their business processes. Our web hosting services are complemented by web authoring, web-site development and web-site management services. We offer our customers web hosting services through Internet data centers located in our local operations. As of December 31, 2000, we hosted approximately 52,900 web-sites.

    Domain registration. We deliver domain registration services for all general Top Level Domains, such as .com, .net and .org, as well as worldwide country-level Top Level Domains, such as .br, .mx and .fr. As of December 31, 2000 we registered approximately 354,700 domains.

  Tailored Solutions. For customers ready to take advantage of more sophisticated Internet capabilities, our tailored solutions combine the basic starter Internet services with advanced Internet solutions. These customized solutions provide a comprehensive array of Internet services, that we integrate, manage and update for our customers on an ongoing basis.

    Connectivity services. We customize Internet connectivity services for each customer to meet their specific requirements. This may include on-site installation, hardware and software configuration and integration with the customer's network. Our tailored connectivity solutions can address multiple-site, multiple-use and mobile user business applications.

    Hosting services. Our advanced hosting services combine basic web hosting with more sophisticated applications such as intranets, extranets, exchanges, and business productivity capabilities. These services allow our business customers to outsource the management of their internal databases and other business applications. We also deliver high-end hosting technologies to improve the performance and resilience of business applications, including mirroring, caching, and clustering services.

    Security services. As customers make Internet services a part of their external and internal business processes, particularly to transmit or electronically share confidential or proprietary business information, maintaining data security becomes critical. Our security solutions provide customers with the ability to:

    . prevent unauthorized users from accessing their internal network,

    . authenticate users seeking access to proprietary or confidential information,

    . increase security for company data transmitted through the Internet, and

    . filter viruses, unsolicited bulk-email, and other selected items from business communications.

    We provide extensive network security solutions to businesses of all sizes, delivering managed and unmanaged firewall and VPN capabilities. Internet-based VPNs can significantly reduce the cost of existing wide area networks by the secure and encrypted transmission of private traffic through the public Internet. Our security experts can design, provision, and manage these security solutions for customers, eliminating or reducing the costs of internal network and technical security staff.

    Professional services. Many of our customers do not have the internal resources or personnel to design or maintain Internet functions. As businesses rely more on the Internet for important business applications, they are increasing their outsourcing of information technology applications. To meet this need, we offer onsite, professional services to customers. Our local operations offer a broad range of professional services to their customers, including network and system design, web design, web-site development and maintenance, VPN and Internet security design and implementation, and other Internet-related services.

Organization

  We have locally managed operations in 14 countries in Europe and the Americas. In order to best serve the market-specific needs of our target customer base, each of our operations is staffed with local management, sales, technical and customer care personnel. Our local managers retain the authority to manage the day-to-day operations of their businesses and meet the Internet business needs of customers in their local markets. We serve our customers in their own language, their own currency and with management and staff who understand the regulations and business practices in the markets in which they operate. We believe that by maintaining this type of presence within each of our markets, we are in the best position to understand, and provide solutions for, the Internet needs of our customers.

  The following table summarizes our operations in Europe, Latin America and the United States by geographic operating segment, country operating company and revenue contribution. This table is pro forma as if all acquisitions and dispositions occurred on January 1, 2000. As of December 31, 2000, we owned 100% of all our operations except for Net4You, of which we owned 58%, M&CNet, of which we owned 60%, VIA NET.WORKS Ireland, of which we owned 77% and VIA NET.WORKS Spain, of which we owned 88%. In December 2000, we sold our equity interest in Ecce Terram, a small operation in Germany.

  VIA operates in 14 countries organized into four geographic operating regions:

  . Central and Western Europe

  . United Kingdom, Ireland and Southern Europe

  . South America

  . North America

                                VIA Operations

                                                                           Percentages of
                                                                           Total Pro Forma
                                                                               Revenue
                                                                            for the Year
   Country of                                                                   Ended
    Operation                      Operating Company                      December 31, 2000
   ----------                      -----------------                      -----------------
Central and Western Europe:
  Austria         Net4You.............................................             1%
  France          Artinternet.........................................             1
                  DNS.................................................             7
                  MNET................................................             1
  Germany         VIA NET.WORKS Deutschland (formerly GTN)............             7
                  Highspeed-Server Eisnet.............................             1
                  INS.................................................             2
                  ISAR................................................             3
  The Netherlands bART................................................             3
                  IAE.................................................             3
  Switzerland     M&CNet..............................................             2
                  VIA NET.WORKS (Schweiz) (formerly Smartcomp)........             2
United Kingdom, Ireland and Southern Europe:
  United Kingdom  VIA NET.WORKS UK
                  (formerly i-way, U-Net, WWS and Netlink)............            37
  Ireland         VIA NET.WORKS Ireland (formerly MediaNet)...........             1
  Italy           VIA NET.WORKS Italia (formerly Meridian Microtech)..            <1
  Portugal        VIA NET.WORKS Portugal..............................             2
  Spain           VIA NET.WORKS Spain.................................             2
South America:
  Argentina       VIA NET.WORKS Argentina.............................             2
                  ServiceNet..........................................            <1
  Brazil          VIA NET.WORKS Brasil (formerly Dialdata)...............          3
North America:
  Mexico          VIA NET.WORKS Mexico (formerly InfoAcces)..............         15
  United States   IMC Online..........................................             4

  We have agreements with the minority stockholders of our majority-owned operating companies that give us the right, after a specified period of time, to purchase their shares in those operating companies based on predetermined price formulas which consider revenue growth, operating results and cash flows. In some cases, the minority stockholders have the right to purchase our shares in those operating companies if we do not exercise our purchase right by a specified date.

  Regional operating, marketing and financial personnel, hired in the regions they serve, support our local operations. In all regions, a Vice President is responsible for monitoring the results of, coordinating efforts among, and assisting in the management of our local operations. Regional marketing personnel create marketing and advertising programs to promote cross-market brand recognition and assist our operating managers with local product, marketing and sales efforts. European financial personnel assist our local operations with financial reporting, budget preparation and the implementation of proper financial policies, procedures and controls. We will recruit similar regional financial positions to support our other regions when the size of those regions warrants this staffing level.

  We maintain a small headquarters staff, located in Reston, Virginia, to perform and coordinate company-wide activities. We intend to keep our headquarters staff small, performing as many functions as possible within the regions and local operations.

Sales and Marketing

  We sell our business solutions through local sales efforts, supported by local advertising and promotion programs. Our local direct sales and marketing force is our primary sales tool, but we also maintain significant distribution capabilities through reseller and referral channels. We will continue to expand both our direct and indirect sales capabilities, as well as develop new product and strategic relationships to support those efforts.

  Direct sales. Each of our local operating companies has a direct sales force. Depending on the market, the local sales force may include large client field sales, small to medium sized businesses field sales, and telemarketing representatives. Typically, telemarketing representatives, both inbound and outbound, handle sales of basic services, where consulting, customization or training is not required. Field sales representatives handle sales of more sophisticated services. Our field representatives are technically proficient Internet specialists who understand the business environment of their customers and who can tailor Internet solutions to meet customer and market specific needs.

  Our local operations maintain customer and prospect data that is used to identify likely users of existing and new services. They also maintain competitive data that is used to identify areas of opportunity for new products and services. Depending on the accepted practices and regulations in their markets, our operating companies may use techniques such as email, direct mail or fax, outbound telemarketing, seminars and trade shows to target large potential customer groups that they believe would benefit from our single source Internet solutions for business.

  Indirect sales. In many of our markets, indirect sales channels represent a significant source of revenue and revenue growth. Our operations have various indirect sales channels within their markets. These include reseller and distributor relationships with systems integrators, value-added resellers, marketers of other subscription-based products and others who have established relationships with our target customers and sales forces capable of selling Internet services. Our operations also maintain relationships with referral partners, such as web designers and advertising agencies, whose core businesses typically do not include providing Internet services, but who represent a valuable source of leads.

Competition

  Though Internet usage remains lower in Europe and Latin America than in the more mature United States market, high growth rates and large potential market sizes continue to attract many new entrants. Though the number of competitors in our markets has increased, many of these competitors focus on a single Internet product and cannot provide single source Internet solutions for businesses. Though our specific competitors vary from market to market, they generally are international, regional and local Internet services providers, long distance and local exchange telecommunications companies, cable television companies or on-line services providers.

  Internet services providers. According to IDC, there are approximately 12,000 Internet services providers, including hosting and other value added service providers, in the United States, Europe and Latin America, with more than one third of those in the latter two markets. Depending on the market, our primary competitors may be small, local services providers with limited ranges of service and geographic reach, or large international or regional services providers with broad services offerings, large network capacities and wide geographic presence. The small, local providers often focus on consumer dial-up Internet access and frequently do not have the services or expertise to assist small and mid-sized businesses in establishing a presence on the Internet or creating an Internet platform to support their business processes. The large international and regional providers also often focus on consumer dial-up Internet access. Large Internet services providers having a range of services required to meet the needs of small and mid-sized businesses may not have the local personnel and market expertise to effectively implement solutions for this customer base. By combining local market expertise and service with an international network and a wide range of services targeted towards small and mid-sized business customers, we are able to compete effectively with both large and small Internet services providers.

  Telecommunications companies. Many of the major international telecommunications companies offer Internet services in our markets, either directly or through subsidiaries or alliances. In several of our markets, former telecommunications monopolies have been deregulated and privatized, and have also become providers of Internet services. Both incumbent and new telecommunications companies are beginning to use high-speed wireline and wireless technology to bypass overcrowded, existing networks and are offering Internet and corporate data services as well. Generally, these companies focus on consumer dial-up Internet access and large corporate accounts, customer bases that generate high volume data traffic to carry on their networks. We believe that our focus on providing tailored solutions to meet the Internet needs of our business customers will allow us to compete effectively with telecommunications company competitors. We also believe that our local market expertise and service, global infrastructure and focus upon the needs of businesses will enable us to compete effectively for these customers.

  Cable television companies. Cable operators in some of our markets have either introduced or announced that they intend to offer Internet access services, both by upgrading their networks and using new, cable modem technology. Their existing customers are primarily residential and their physical networks are largely limited to residential areas. We therefore expect these companies to present relatively little competition for small and mid-sized business customers in our markets.

  On-line service providers. We compete with large on-line and portal services providers in Europe and Latin America. These on-line services providers generally have business models that rely on consumer dial-up access and advertising revenue. We therefore expect these companies to present relatively little competition for small and mid-sized business customers in our markets.

Intellectual Property and Proprietary Rights

  We rely on trademark and copyright law, laws restricting unfair trade practices, laws relating to trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. The applicability and enforceability of legal principles concerning intellectual property rights in an Internet context remain uncertain as the courts and legislatures in each country continue to address the issues. Substantially all of the countries in which we operate are signatories to international treaties relating to the protection of intellectual property. Nonetheless, in many of these countries, the courts have not had the opportunity to address the legal issues within the Internet context to the same degree as United States courts. It is therefore uncertain whether the intellectual property of our non-U.S. operations will be subject to a lesser or different degree of protection than generally afforded in the United States.

  In Europe and in our markets in the Americas, we pursue the registration of trademarks for marks that we believe are particularly unique and that will be used in our business over a long period of time. Conversely, we have not pursued registration of trademarks of our local operations where we have decided to transition entirely to the VIA NET.WORKS mark over a short period of time. We have applied for registration of the VIA Net Works Argentina mark in Argentina. We have also applied for registration of the VIA NET.WORKS mark and variations of that mark in Mexico. In the United States, we have applied for registration of the mark consisting of our logo and the name "VIA NET.WORKS" and variations of this mark. In Portugal we have applied for registration of some marks because registration is required as a condition to obtaining the right to use specified domain names. We hold trademarks and registrations for other marks in some other countries as well.

  Except as noted above, to date we have not pursued the registration of the trademark VIA NET.WORKS, or variations of this mark. Consequently, a competitor with senior rights in a mark similar to ours may be able to argue successfully that we should be barred from continuing to use our mark, or our competitors may adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Defending trademark infringement litigation and policing unauthorized use of our marks is also difficult and expensive. For more information regarding difficulties we may have in protecting our brand names, please see "Risk Factors" later in Item 1 of this Form 10-K.

  We actively seek to protect our marks against similar and confusing marks of third parties by:

  . using our local law firms and management teams to identify applications to register trademarks

  . filing oppositions to third parties' applications for trademarks and

  . if necessary, bringing lawsuits against infringers

Regulatory Matters

  No uniform body of law specific to the regulation of Internet services or Internet services providers exists in Europe or the Americas. However, many local laws, which are not specific to Internet services and uses of the Internet, apply to the provision of our services generally. The enforcement of these laws may fall within the powers and duties of a number of regulatory bodies. As a new and important medium for communication and business transactions, the Internet is undergoing considerable legal and regulatory scrutiny worldwide. New laws and regulations regarding the Internet have been proposed or are currently being considered in many countries in which we operate, covering issues such as user privacy and information security, wire tapping, obscenity and child protection, defamation, taxation, and intellectual property rights. At the same time, the application of existing laws to communications and the transaction of business through the Internet are being clarified and refined. We cannot predict what impact future judicial, legislative or regulatory changes will have on the industry in general or our operating results specifically, or whether local regulatory bodies will question our compliance with applicable regulations.

  For example, due to the global nature of the Internet, it is possible that, although the equipment and software used to provide our services is based in Europe and the Americas and the transmission of content through the Internet by us and our users would originate primarily in these regions, the governments of countries in other regions might attempt to regulate the content contained in or transmitted using our services or prosecute us for violations of their laws. As content produced by our users or us is available over the Internet in countries all around the world, these countries may also claim that we are required to qualify to do business in their jurisdictions. Any application of existing laws and regulations from jurisdictions in which we currently do not conduct business, or the application of existing laws and regulations to the Internet and other online services, could have a material adverse effect on our business, results of operations and financial condition.

  Further, future regulatory developments might impede the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have a material adverse effect on our business, financial conditions or results of operations.

  The regulatory framework in each of the three major markets in which we provide services is described further below.

 European Union

  Overview. All of our European operations, except our Swiss operations, are located in member countries of the European Union. Within the European Union, the European Commission, in co-ordination with the Council of Ministers and the European Parliament, can enact legislation by way of "decisions" or "regulations" that are enforceable directly in each of the member states. More commonly, it adopts "directives" that require member states to enact laws within their own countries by implementing the principles and rules established in the directive. Although the directives' legal mandates are binding on member states, member states have discretion as to the method of implementation. As a result, the European regulatory environment is characterized by differing and sometimes conflicting rules and regulations at the local level regarding licensing, electronic commerce, data protection and other areas. The European Union and its member states are, however, working on reaching greater harmonization of these rules across the member states.

  Data Protection. In October 1995, the European Union adopted the "directive on the protection of individuals with regard to the processing of personal data and the free movement of such data." This directive imposes restrictions on the collection, use and processing of personal data. Under the directive, European Union citizens are guaranteed rights, including the right to access their personal data, the right to know the origin of the data, the right to have incorrect data corrected, the right to recourse in the event of unlawful processing and the right to withhold permission to use their data for direct marketing. Member states of the European Union were required to implement the directive into national laws by October 24, 1998, but some, including France, Germany and Ireland, have yet to do so. In these countries, however, there are existing laws that deal with the protection of personal information in varying degrees.

  The data protection directive could, among other things, affect companies like us that collect information from individuals in European Union member states. In particular, companies with facilities located in member states or that have equipment in member states for the purpose of processing data will not be allowed to send personal information to countries outside of the European Union that do not maintain adequate standards of privacy and data protection. The directive does not define what standards of privacy are "adequate." In past years, the United States government and the European Commission have engaged in discussions as to whether the U.S. self-regulatory approach provides adequate protection. Based on negotiations concluded in 2000, the European Commission recently determined that the self-regulatory arrangement established by the U.S. Department of Commerce known as the "safe-harbor principles" provides "adequate protection", but only for data transferred to those companies that voluntarily agree to adhere to those principles. The Commission has made similar adequacy decisions regarding transfers to Switzerland.

  U.S. companies have been able to register for this safe harbor since November 2000. VIA has not yet adopted the safe harbor principles. Therefore, our local operations within European Union member states can not, except in some limited circumstances, transfer personal data collected from customers, employees and other persons to the United States, including to our Reston, Virginia headquarters, without the explicit consent of the person concerned. The European Union has made a political commitment not to enforce data protection laws against United States companies receiving personal data from the European Union, until July 1, 2001. This commitment does not apply to transferors of data within the European Union. Although the purpose of the directive is to harmonize the various national laws on data protection in the European Union, the requirements with respect to the collection and processing of data, the rights of users and the obligations imposed on companies collecting data vary substantially from country to country and may continue to do so in the future once the directive has been implemented by all member states. Therefore, despite the agreement reached between the European Union and the United States, until specific implementing legislation is enacted in the member states in which we operate, it is unclear how our operations and our corporate headquarters will be affected by restrictions that might be established in each member state with respect to the use of personal information about our customers, employees and other persons from which we collect data in the ordinary course of business and our ability to share that information with others such as suppliers and advertisers.

  The data protection directive was supplemented by a further and sector specific "Telecommunications Data Protection Directive." This directive sets out the rules governing the protection of confidentiality of electronic communications and requires national authorities to set up a framework of rules governing lawful interception of such communications. All member states were required to implement this directive into national law by October 24, 2000. Most member states have taken action to implement this directive. For example, in the United Kingdom, the Government passed the Regulation of Investigatory Powers Act, which is described in more detail below. There are similar legislative schemes or proposed schemes in Germany, France and other member states.

  Content Regulation and Liability. On June 8, 2000, the European Parliament and Council adopted the electronic commerce directive. Member states are required to implement the directive by January 17, 2002. The directive provides that an Internet services provider will not be liable for information it hosts unless the provider has actual knowledge that the information or activity is illegal, or is aware of facts or circumstances from which the illegal information or activity is apparent, so long as the Internet services provider acts promptly to remove or disable access to the information upon becoming aware that it is illegal. In addition, an Internet services provider providing access to communication networks or transmitting over communication networks information that is provided by its customers will not be liable for that information provided that the Internet services provider does not initiate the transmission, select the recipient of the transmission or modify the transmitted information. According to the directive, subject to certain conditions, Internet service providers will also not be held liable for the automatic, intermediate and temporary storage of that information, also known as caching, performed for the sole purpose of making the transmission of the information to other service recipients more efficient. Because this area of law is still developing, there is uncertainty in some of our operating companies about the potential liability of providers for content carried on their networks.


  Access to content. Germany has enacted legislation that would require Internet services providers to establish technical means to permit German authorities to intercept data traffic of identified customers. The application of the legislation to Internet services providers has been subject to significant opposition from Internet services providers and industry groups because of the cost that service providers would incur to comply with the law. This opposition has led to a delay in the implementation of regulations regarding the practical and technical execution and implementation of statutory interception requirements. The regulations are currently being discussed between the Federal Ministry of Commerce and various data protection organizations and agencies. The next hearing will be in April 2001.

  In the United Kingdom, the Regulation of Investigatory Powers Act, or RIPA, came into force in October 2000. RIPA extends existing interception law to encompass all communications service providers (including Internet service providers). The law permits the British Secretary of State to require a communication service provider to maintain a reasonable intercept capability. Industry representatives continue to consult with the British government on implementation and the question of who will bear the costs of implementing and maintaining the equipment needed for such interception capability is being debated. The British government has set aside (Pounds)20 million for the next three years to provide a "fair contribution" to those costs. It is currently not clear which or how many service providers will be required to maintain this capability and what level of financial assistance will be available for ongoing maintenance costs.

  Licensing Requirements. In the United Kingdom, the Telecommunications Act 1984 provides that it is a criminal offense to run a telecommunications system without a license. Licenses take two forms--Class and Individual licenses. Internet services providers are permitted to provide services within the United Kingdom and acquire international capacity from other carriers under Telecommunications Services Class Licenses and are generally not required to hold individual licenses under the Telecommunications Act. However, we own and operate our own network facilities in the United Kingdom connecting our trans-Atlantic backbone to connection points in the city of London. Accordingly, we have acquired an individual public telecommunications operator license issued under the Telecommunications Act 1984 which permits us to carry international traffic across international network facilities that we own. In connection with this license, we were placed on Annex 2 of the Interconnection Directive by the United Kingdom regulator, OFTEL, which permits us to negotiate for direct interconnection with British Telecom and other licensed network operators in the United Kingdom. Our license also imposes conditions on us, including the obligation to provide, at our cost, the technical means for authorized government agencies to intercept communications traffic on our network within the United Kingdom. The requirements imposed on service providers to enable interception are now also governed by the rules established under the Regulation of Investigatory Powers Act. If we were to fail to continue to satisfy in any material respect the conditions on which we hold our license, we would not be permitted to operate our trans-Atlantic 155 Mbs network within the United Kingdom, which would have a materially adverse effect on our operations.

 Latin America

  Licensing Requirements. In all Latin American markets in which we currently operate, the provision of Internet access and value-added services, with the exception of Internet telephony, is completely deregulated, and, other than in Brazil, where no licenses are required, companies may satisfy all the licensing requirements necessary to become an authorized provider of Internet access and value-added services by obtaining a value-added services license. All of our Latin American local providers possess licenses where required.

  In each of the countries in Latin America in which we are operating, there are restrictions against the provision of basic, public telephony services over the Internet by companies other than the licensed basic services providers. It remains unclear whether the provision of private corporate network Internet telephony services is subject to license requirements. We do not presently intend to offer either public or private Internet telephony services in these countries until the respective regulatory authorities explicitly permit Internet services providers to market such services without a telephony license.

  In Mexico, the Federal Telecommunications Law prohibits Internet services providers from building and operating a public telecommunications network or national satellite connection without first obtaining a concession. Under the concession scheme, non-Mexican ownership of the concession holder may not exceed 49%. As a result, in Mexico we will not be able to own our own network facilities without partnering with a Mexican company or person. Our Mexican operating company, VIA NET.WORKS S.A. de C.V., leases all the network facilities it requires from local public telecommunications network operators.

  Legislative activity. As in Europe, Latin American countries in which we operate are considering specific legislation with respect to the Internet, covering issues such as user privacy, obscenity, libel, child protection, taxation, advertising, intellectual property rights, and information security.

  Our Brazilian operation, VIA NET.WORKS Brasil, is located in the state of Sao Paulo, which levies a 25% sales tax on communication services. Neither the courts nor the tax authorities in Brazil have definitively addressed the question of whether providing access to the Internet is a communication service. VIA NET.WORKS Brasil does not assess this tax against its customers and does not pay it to the state tax authority. If Internet access providers are ultimately required to pay the tax, our operating results in Brazil would be significantly and negatively impacted.

 United States

  Content Regulation and Liability. In the United States, certain legislation has been adopted to address specific areas of liability of Internet services providers. In 1998, Congress enacted the Digital Millennium Copyright Act, or DMCA, which limits the liability of online service providers, such as us, who store, display or transmit information that may infringe the rights of authors in copyrighted materials, provided that certain requirements are met. The law provides service providers with a defense against claims of copyright violations if the provider follows the proscribed procedures when a claim of copyright infringement is made against materials posted on the providers' web site or one under its control. We have posted the required notice of compliance on our United States web sites and have established internal procedures to ensure compliance with the law to take full advantage of the defense against liability made available under the law and otherwise minimize our exposure to liability. Few courts have had the opportunity to interpret this law and therefore it is unclear to what extent the DMCA will provide protection from infringement claims.

  Data Protection and Privacy. The United States, unlike the European Union, has not enacted comprehensive legislation protecting the transfer and processing of personal information of individuals. Congress has taken a piecemeal approach by adopting sector-specific legislation, for example, in the protection of personal medical and health information and banking and financial information. With respect to other personal information, United States governmental authorities have generally encouraged industry self-regulation, although the public's rising focus on data privacy in the United States has led Congress and government regulatory agencies to indicate their intent to pursue legislative action to regulate the collection of personal information over the Internet. Numerous states' legislatures currently are considering bills relating to the rights of consumers to the privacy of their personal information. The enactment of any such laws could increase the cost of providing the type of services we offer in the United States and impede the growth of such services and others that we may seek to offer in the future. However, because we currently generate only a small percentage of our revenues from activities in the United States, we do not anticipate the enactment of any privacy legislation or other legislation enacted in the United States would have a material adverse effect on our operations.

Restrictions on the Import and Export of Encrypted Material or Encryption
Software

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

Employees

  At March 1, 2001, we employed 1,211 people on a full-time equivalent basis. 61 employees were located in our headquarters and regional offices and 1,150 were located in our local operations. Of our total employees, 395 were involved in sales and marketing, 228 were employed in customer care, 328 were involved in technical and engineering and the remaining 260 were devoted to finance, legal, strategic planning and other administrative functions. Relations with our employees are good. Some of our operating companies are parties to collective bargaining agreements.

  Since year end 2000, our employee base has decreased as we realized economies of scale from the integration of our operations in one market. We will continue to realize efficiencies as we integrate operations in additional markets, but we expect that increases in sales, marketing and customer care staffing to support our growth will result in a net increase in our employee base by the end of 2001.

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

  Although a number of the operating companies we have acquired have been in operation for some time, VIA, as a combined operation, has a limited history of operations. Our limited history makes it more difficult to recognize operational or financial trends and indicators that might otherwise allow us to predict future financial performance with a higher degree of comfort.

 Because we have grown rapidly and we expect our growth to continue, we may have difficulty managing our growth effectively, which could adversely affect the quality of our services and the results of our operations.

  We have grown rapidly through acquisitions and focusing on our core market of small and medium-size businesses. From June 1998 through December 2000, we acquired 26 companies and increased the total number of our employees from five to over 1,200. We expect to continue our growth by focusing sales efforts on value-added services to our core market and continuing to develop our base of larger corporate customers. To manage our expected growth effectively, we must

  . implement additional management information systems

  . develop additional operating, administrative, financial and accounting systems and controls

  . hire and train additional personnel

  . expand the reach of our network

  If we are unable to meet these demands, the quality of our services may suffer, causing us to lose customers and revenues.

  Our efforts to reduce our lower margin residential and wholesale customer base may reduce our revenues in the short or intermediate term faster than we can generate higher margin business and value-added services revenues.

  We have focused our sales and product development efforts on selling higher margin products and pursuing greater market share of the business market for Internet and Internet-related services. In doing so, we have allowed our legacy residential and wholesale customer base to run off and, in certain markets, have pursued or considered the sale of such customer accounts. We may not be able to acquire business customer revenues as quickly as our residential customer or wholesale revenues diminish, which could adversely affect our operating results.

 If we fail to integrate operating and information systems, networks and management of our acquired companies successfully, we may suffer operating inefficiencies and reduced operating cash flow.

  We may not be able to integrate our acquired companies to the extent that we have assumed because we currently operate in 14 different countries with different governmental regulations, languages, customs, currencies and availability of telecommunication capacity to carry data. Any material failure to integrate systems, networks or management of these operations may have a significant negative impact on the assumptions we make or have made with respect to cost reductions, sales and marketing opportunities as well as our ability to adequately serve and bill our customers. In addition, we have committed and will continue to commit substantial management, operating, financial and other resources to integrate our operating companies and implement our business model, which will continue to reduce our operating cash flow.

 Our integration efforts may lead to the loss of key staff and a distraction from revenue-generating opportunities, which may lead to lower than expected operating results.

  We have acquired multiple operations in the United Kingdom, France, Germany, The Netherlands and Switzerland. In each of these countries, we have begun efforts to integrate legally, financially and operationally the separate companies acquired in that country into a single operation. These efforts may create operational and personnel disruptions that may lead to the loss of key personnel or require that we increase salaries or fringe benefits to retain staff. In addition, integration activities require significant attention from key management and staff at these operations, which may distract management and staff from revenue-generating opportunities and negatively affect our results.

 Financial information on which we have relied to make acquisitions may not have been accurate, which may result in our acquiring undisclosed liabilities or experiencing lower than expected operating results.

  The companies we have acquired typically have not had audited financial statements and historically have varying degrees of internal controls and detailed financial information. As a result, we may have acquired undisclosed liabilities or experience lower-than-expected revenues or higher-than-expected costs for those companies that we have acquired recently, which could adversely affect our future operating results.

 Fluctuations in the exchange rate between the U.S. dollar and the various currencies in which we conduct business may affect our operating results.

  We record the revenues and expenses of our local operations in their home currencies and translate these amounts into U.S. dollars for purposes of reporting our consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our revenues, expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. For example, the average value of the Euro ((Euro)) during the quarterly period ended December 31, 2000 decreased by 4.2% in relation to the U.S. dollar. Since each Euro converted to fewer U.S. dollars, we reported lower revenue growth than what would be calculated in local currencies. In addition, we hold foreign currency balances that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. For example, the decrease in the value of the Euro from the beginning to the end of our 3rd quarter resulted in a $6.7 million foreign exchange loss and a reduction in earnings per share of $.11; the increase in value of the Euro from the beginning to the end of the 4th quarter resulted in a $4.8 million foreign exchange gain and an increase in earnings per share of $.08. In projecting future operating results, we make certain assumptions about the fluctuation of the home currencies of our operations. If these assumptions turn out to be materially inaccurate, our actual operating results may be materially different from our projections.

 Logistical problems or economic downturns that could result from the introduction of the Euro may affect our ability to operate and adversely impact our operating results.

  On January 1, 1999, 11 of the 15 European Union member countries adopted the Euro as their common legal currency, at which time their respective individual currencies became fixed at a rate of exchange to the Euro, and the Euro became a currency in its own right. During a January 1, 1999 to January 1, 2002 transition period, we must manage transactions with our customers and our third-party vendors who conduct business in Euro participating countries in both the Euro and the individual currencies. If we, our customers or our vendors, experience systems problems in converting to the Euro, we could be unable to bill and collect from customers or pay vendors for services, and our operating results could be materially adversely affected. To date, we have not experienced any material problems in this conversion effort.

 Our brand names are difficult to protect and may infringe on the intellectual property rights of third parties.

  We are aware of other companies using or claiming to have rights to use trademarks, that are similar to ours and variations of those marks, including the VIA NET.WORKS mark. We have received several demands from third parties to cease and desist using one or more of our trademarks. The users of these or similar marks may be found to have senior rights if they were ever to assert a claim against us for trademark infringement. If an infringement suit were instituted against us, even if groundless, it could result in substantial litigation expenses in defending the suit. If such a suit were to be successful, we could be forced to cease using the mark and to pay damages. Moreover, if we are forced to stop using any of our trademarks, we may have to expend significant resources to establish new brands and our operating results may be materially impacted.

Risks Related to our Industry

 Regulatory conditions of the countries where our operating companies are located are uncertain and may decrease demand for our services, increase our cost of doing business or otherwise reduce our business prospects.

  Our operating companies are located in countries with rapidly changing regulatory and economic conditions that may affect the Internet services industry. Any new law or regulation pertaining to the Internet or telecommunications, or the application or interpretation of existing laws, could decrease demand for our services, increase our costs, or otherwise reduce our profitability or business prospects. Specific examples of the types of laws or regulations that could adversely affect us include laws that

  .  impose taxes on transactions made over the Internet

  .  impose telecommunications access fees on Internet services providers

  . directly or indirectly affect telecommunications costs generally or the costs of Internet telecommunications specifically

  . prohibit the transmission over the Internet of various types of information and content

  . impose requirements on Internet services providers to protect Internet users' privacy or to permit government interception of data traffic

  . increase the likelihood or scope of competition from telecommunications or cable companies

  For example, Germany has enacted legislation that would require Internet services providers to establish technical means to permit German authorities to intercept data traffic of identified customers. Internet Services providers have opposed the implementation of this legislation because of the costs they would incur to comply with the legislation. This opposition has led to a delay in the implementation of the law. If the law is ultimately applied to Internet services providers, our German operations could be significantly impacted. Also, some states of Brazil impose a tax of up to 30% on revenues generated by communications services. There has been no judicial determination that Internet access services constitute communications services. If Internet services providers were ultimately required to pay this tax, our Brazilian operations would be negatively and significantly impacted.

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

  There are competitors in our markets with more significant market presence and brand recognition and greater financial, technical and personnel resources than we have. We also face competition from new entrants such as ADSL/DSL and wireless local loop providers who may have significantly reduced cost structures in obtaining local access connectivity to the customer. Although the competitors we face vary depending on the market and the country, these competitors may include local and regional Internet services providers, telecommunication companies and cable companies. Some of our competitors, especially the telecommunications companies, have large networks in place as well as a significant existing customer base. As a result of this competition, we currently face and expect to continue to face significant pressure to reduce our prices, particularly with respect to Internet access services, and to improve the products and services we offer.

 If demand for Internet services in our markets does not grow as we expect, our ability to grow our revenues will be negatively affected.

  Internet use in our markets is relatively low. If the market for Internet services fails to develop, or develops more slowly than expected, we may not be able to increase our revenues at the rate we have projected. Obstacles to the development of Internet services in our markets include:

  .  low rates of personal computer ownership and usage

  . lack of developed infrastructure to develop Internet access and applications

  .  limited access to Internet services

  In particular, we depend on increasing demand for Internet services by small to mid-sized businesses in our geographic markets. Demand for Internet services by these businesses will depend partly on the degree to which these businesses' customers and suppliers adopt the Internet as a means of doing business, and partly on the extent to which these businesses adopt Internet technologies to deal with internal business processes, such as internal communications. Demand will also partly depend on whether there is a general economic downturn in these markets, which may result in a cutback of expenditures of the services we offer. Furthermore, as competitive pressures drive down customer prices for Internet access in many of our markets, we depend increasingly in such markets on our ability to sell our customers higher margin, value added services such as security services, web hosting, and e-commerce solutions.

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

  Our customers typically access our services either through their normal telephone lines or dedicated lines provided by local telecommunications companies specifically for that use. In some of our markets, we experience delays in delivery of new telephone or dedicated lines that have prevented our customers from accessing our services. These delays result in lost revenues. Additionally, some local telecommunications companies that provide Internet services provide delivery of telephone or dedicated lines to their Internet customers on a preferential basis, which may cause us to lose current and potential customers. We also lease network capacity from telecommunications companies and rely on the quality and availability of their service. These companies may experience disruptions of service, which could disrupt our services to, or limit Internet access for, our customers. We may not be able to replace or supplement these services on a timely basis or in a cost-effective manner, which may result in customer dissatisfaction and lost revenues.

 We depend on the reliability of our network, and a system failure or a breach of our security measures could result in a loss of customers and reduced revenues.

  We are able to deliver services only to the extent that we can protect our network systems against damages from telecommunication failures, computer viruses, natural disasters and unauthorized access. Any system failure, accident or security breach that causes interruptions in our operations could impair our ability to provide Internet services to our customers and negatively impact our revenues and results of operations. To the extent that any disruption or security breach results in a loss or damage to our customers' data or applications, or inappropriate disclosure of confidential information, we may incur liability as a result. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches. Although we currently possess errors and omissions insurance, business interruption insurance, and insurance covering losses resulting from computer viruses and security breaches, these policies may not provide effective coverage upon the occurrence of all events.

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

  We derive and expect to continue to derive a material portion of our revenues from the Latin American markets. Latin America has experienced periods of political and economic instability. If these conditions were to reoccur, our business could be adversely affected. Historically, instability in Latin American countries has been caused by

  . extensive governmental involvement, control or ownership of industries in local economies, including telecommunications facilities, financial institutions and other commerce infrastructure

  . unexpected changes in regulatory requirements such as imposing licensing requirements or levying new taxes

  . slow or negative growth as a result of recessionary trends caused by foreign currency devaluations, interest rate hikes and inflation

  . wage and price controls that reduce potential profitability of businesses

  We have made no allowances for the impact of any such potential events in financial projections we have announced. The occurrence of any such adverse political or economic conditions may deter growth in Internet usage or create uncertainty regarding our operating climate, which may adversely impact our business and operating results.

Item 2. Properties

  Our principal executive offices are located in leased facilities at 12100 Sunset Hills Road, Reston, Virginia. Additionally, we lease space in our operating markets for regional support facilities, local offices, network operations centers, data centers and points of presence. We believe that our present facilities are in good condition and are currently suitable for our business needs. We anticipate that we will need additional space, particularly in our operating markets, as we expand, and that we will be able to obtain suitable space where and as needed.

Item 3. Legal Proceedings

  We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  During the three months ended December 31, 2000, we did not submit any matters to a vote of our stockholders.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

 Market for our Common Stock

  On February 11, 2000, VIA completed its initial public offering of shares of common stock, par value $.001 per share. The company's stock is traded on both the Nasdaq National Market in the United States and the Euronext Amsterdam exchange under the symbol VNWI. The table below sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market:

          2000:                                                    High   Low
          -----                                                   ------ ------
First quarter (from February 11th)............................... $72.50 $25.44
Second quarter................................................... $26.50 $11.00
Third quarter.................................................... $17.69 $ 8.25
Fourth quarter................................................... $ 9.63 $ 3.31

  As of March 1, 2001, there were approximately 5,240 beneficial owners of the company's common stock, holding the common stock in street name.

  We have never declared or paid any dividends on our common stock and do not expect to pay dividends in the foreseeable future

 Recent Sales of Unregistered Securities.

  Between October 1, 2000 and December 31, 2000, VIA sold and issued the following unregistered securities:

  On October 6, 2000, VIA sold 70,708 shares of common stock to stockholders of one of VIA's operating companies in connection with the operating company's acquisition by VIA. The shares were valued at approximately $705,000 and were issued in reliance on Regulation S under the Securities Act.

  On October 10, 2000, VIA sold 119,685 shares of common stock to stockholders of one of VIA's operating companies in connection with the operating company's acquisition by VIA. The shares were valued at approximately $1.1 million and were issued in reliance on Regulation S under the Securities Act.

  Appropriate legends are affixed to the stock certificates issued in the aforementioned transactions.

 Use of Initial Public Offering Proceeds

  On February 16, 2000, VIA completed its initial public offering of shares of common stock, par value $.001 per share. VIA's initial public offering was made pursuant to a prospectus dated February 11, 2000, which was filed with the SEC as part of a registration statement, file no. 333-91615, that was declared effective by the SEC on February 10, 2000.

  The estimated net offering proceeds to VIA after deducting the estimated expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through December 31, 2000, VIA has used $78.7 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA's investment in various partially owned subsidiaries, $20.3 million for capital expenditures and approximately $13.5 million to fund operating losses.

Item 6. Selected Financial Data

  The following is a summary of selected consolidated financial data of the Company from inception, June 13, 1997, to December 31, 2000. This data should be read together with our audited consolidated financial statements and accompanying notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K.

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

                          Period from Inception
                           (June 13, 1997) to    Year Ended   Year Ended   Year Ended
                              December 31,      December 31, December 31, December 31,
                                  1997              1998         1999         2000
                          --------------------- ------------ ------------ ------------
                                 (Dollars in thousands, except per share data)
Statement of Operations
 Data:
Revenues:
  Access................         $   --           $  3,212    $   26,785  $    59,096
  Value-added services..             --                136        11,015       40,992
  Other.................             --                --          1,494        2,903
                                 -------          --------    ----------  -----------
    Total revenues......             --              3,348        39,294      102,991
Operating costs and
 expenses:
  Internet services.....             --              1,853        19,211       55,405
  Selling, general and
   administrative.......             336             6,258        35,587       80,733
  Depreciation and
   amortization.........             --              1,304        19,425       46,697
                                 -------          --------    ----------  -----------
    Total operating
     costs and
     expenses...........             336             9,415        74,223      182,835
                                 -------          --------    ----------  -----------
Loss from operations....            (336)           (6,067)      (34,929)     (79,844)
Other operating
 expenses:
  Interest income
   (expense)............              15             1,425         1,197       11,171
  Other income
   (expense)............             --             (1,199)         (189)      (2,395)
  Foreign currency gains
   (losses).............             --                115           824       (4,725)
                                 -------          --------    ----------  -----------
Loss before minority
 interest and income
 taxes..................            (321)           (5,726)      (33,097)     (75,793)
  Income tax benefit....             --                145           (65)        (985)
  Minority interest.....             --                239         2,167        2,531
                                 -------          --------    ----------  -----------
Net loss attributable to
 common stockholders....         $  (321)         $ (5,342)   $  (30,995) $   (74,247)
                                 =======          ========    ==========  ===========
Basic and diluted loss
 per share attributable
 to common
 stockholders...........         $(10.66)         $ (24.29)   $   (28.55) $     (1.40)
                                 =======          ========    ==========  ===========
Shares used in computing
 basic and diluted loss
 per share..............          30,063           219,964     1,085,564   52,892,772
Other Financial Data:
Net cash used in
 operating activities...         $  (233)         $ (3,784)   $  (10,071) $   (15,101)
Net cash used in
 investing activities...              (8)          (14,383)     (122,703)     (96,610)
Net cash provided by
 financing activities...           1,048            52,187       118,482      329,054
EBITDA..................            (336)           (4,763)      (13,807)     (27,545)
Depreciation and
 amortization...........             --              1,304        19,425       46,697
Non-cash stock
 compensation charges...             --                --          1,697        5,602
Capital expenditures....               8               520        16,793       20,260

                                                   As of December 31,
                                            -----------------------------------
                                             1997    1998      1999      2000
                                            ------  -------  --------  --------
                                                 (Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents.................. $  807  $34,711  $ 20,067  $237,839
Goodwill...................................    --    29,848   115,194   181,082
Other assets...............................     14    8,466    64,322    65,962
                                            ------  -------  --------  --------
Total assets...............................    821   73,025   199,583   484,883
Short-term notes and current portion of
 long-term debt............................    --    11,182     7,808     3,265
Long-term debt and capital lease
 obligations, net of current portion.......    --       565     5,846     1,894
Other liabilities..........................     94    6,487    30,076    51,386
Minority interest in consolidated
 subsidiaries..............................    --     7,597     4,422       597
Mandatorily redeemable convertible
 preferred stock...........................  1,018   53,075   180,933       --
Total stockholders' equity (deficit).......   (291)  (5,881)  (29,502)  427,741
                                            ------  -------  --------  --------
Total liabilities, minority interest,
 mandatorily redeemable convertible
 preferred stock and stockholders equity
 (deficit)................................. $  821  $73,025  $199,583  $484,883
                                            ======  =======  ========  ========

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8 of this Form 10-K. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events could differ materially from the forward-looking statements as a result of a number of factors including those referred to in "Risk Factors" in Item 1 of this Form 10-K.

Overview

  We are a leading international provider of Internet access and services focused on small and mid-sized businesses in Europe, Latin America and the United States. We have built our business through the acquisition, integration and growth of 26 Internet services providers in 14 countries, all of which have been acquired since June 1998. We currently operate in Argentina, Austria, Brazil, France, Germany, Ireland, Italy, Mexico, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States.

  Our financial statements for the period from inception through December 31, 1997 include only corporate expenses. We were a development stage company during this period and had no revenue-producing operations. Our consolidated financial statements as of and for the years ended December 31, 1998, 1999 and 2000 include the results of the wholly or majority-owned operating companies that we owned for all or a portion of the respective periods. We manage our business by geographic regions, and we evaluate performance based on revenues and EBITDA. The following table presents information about our four market segments and our corporate activities, individually and on a consolidated basis.

                                               Year Ended December 31,
                                           ----------------------------------
                                           1997    1998      1999      2000
                                           -----  -------  --------  --------
                                                   (In thousands)
Central and Western Europe:
  Total revenue........................... $ --   $ 1,494  $ 11,994  $ 33,101
  EBITDA..................................   --      (166)   (3,103)   (4,079)
  Total assets............................   --    15,354    25,077    63,459
United Kingdom, Ireland and Southern
 Europe:
  Total revenue........................... $ --   $ 1,202  $ 19,477  $ 45,432
  EBITDA..................................   --       121      (811)     (701)
  Total assets............................   --    20,464    72,291    54,995
South America:
  Total revenue........................... $ --   $   652  $  5,376  $  6,450
  EBITDA..................................   --      (329)   (1,316)   (5,571)
  Total assets............................   --    15,474    13,016     6,461
North America:
  Total revenue........................... $ --   $   --   $  2,447  $ 18,008
  EBITDA..................................   --       --       (513)     (861)
  Total assets............................   --       --     36,767    84,987
Corporate:
  Total revenue........................... $ --   $   --   $    --   $    --
  EBITDA..................................   --    (4,389)   (8,064)  (16,333)
  Total assets............................   --    21,733    52,432   274,981
Consolidated:
  Total revenue........................... $ --   $ 3,348  $ 39,294  $102,991
  EBITDA..................................  (336)  (4,763)  (13,807)  (27,545)
  Total assets............................   821   73,025   199,583   484,883

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

Recent Business Acquisitions and Dispositions

  On October 6, 2000, VIA acquired a 100% interest in Highspeed-Server Eisnet GmbH in Forchheim, Germany (Highspeed). Highspeed specializes in delivering high quality web-hosting and server housing to commercial customers in Germany and was acquired for approximately $5 million in cash and stock.

  On October 10, 2000 VIA acquired a 100% interest in Symphonie S.A. (trading as MNet) in Montpellier, France for approximately $3 million in cash and stock. MNet is a full service business focused Internet solutions company.

  On November 7, 2000, VIA made a further investment in and acquired the remaining minority interest in VIA NET.WORKS Deutschland GmbH (formerly GTN Gesellschaft fur Telekommunikations und Netzwerkdienste mbH) for a total of approximately $3 million in cash. VIA acquired a controlling interest in VIA NET.WORKS Deutschland GmbH in October 1998.

  In December 2000, VIA NET.WORKS Deutschland GmbH sold its 100% interest in Ecce Terram Internet Services GmbH in Oldenburg, Germany. Ecce Terram is a small operation who's customer base and revenue stream no longer fit with VIA's operating strategy. The transaction resulted in no net gain or loss in the consolidated statements of VIA.

Revenues

  Our operating companies generally had business wholesale and residential customers at the time we acquired them. After acquisition, our strategy is to grow the customer base and revenues primarily by marketing value-added services directly to the small and mid-sized businesses in our markets. We do not market to the wholesale and residential customer bases and therefore expect these customers and this revenue to run off. We expect that our number of business customers will grow more rapidly than our number of consumer customers, and that revenue from the sale of value-added services will increase more rapidly than revenue from the sale of Internet access. Therefore, our current customer and revenue mix is not expected to be indicative of the future.

  Revenue from Internet access services, both dial-up and dedicated, derives primarily from subscriptions purchased by businesses and consumers. These subscriptions, most often for three, six or 12-month service periods, are often paid for in advance or by direct charge to a credit or debit account. Larger business customers are usually billed monthly. Additionally, in some countries we receive revenue in the form of payments from the telecommunications companies that our customers use to access our services. These providers charge by the minute for both local and long distance calls, and pay us a portion of the fees they generate from our customers' Internet use. All of our access revenues are recognized as they are earned over the period the services are provided.

  Business access revenue from one large wholesale contract decreased significantly in the fourth quarter of 2000 and is expected not to recur in 2001, after the customer experienced declining usage due to changing tariff structures in its markets and was ultimately sold. Declining revenue from this and other low margin wholesale and residential customers fits with VIA's strategy of focusing on higher margin revenue streams.

  Revenue from Internet value-added services comes from web hosting, applications hosting and related maintenance, domain name registration, Internet security services, sales of hardware and third-party software, network installation, training and consulting and other services. Services such as web and applications hosting and domain name registration are sold on a subscription basis and are paid for in advance or by monthly direct charges to credit or debit accounts. These revenues are recognized over the period in which the services are provided. Revenue from hardware and third-party software sales, installation, training and consulting, and other services is on a contract basis. We bill our customers when the product is shipped or when services are rendered. Revenue from installation, training and consulting is recognized over the contract term as the related services are provided. Revenue from hardware and third-party software sales is recognized upon delivery or installation of the products, depending on the terms of the arrangement, and when the fee is fixed or determinable and collectibility is considered probable.

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

Expenses

  Our Internet services operating costs are the costs we incur to carry customer traffic to and over the Internet. We lease lines that connect our points of presence, or PoPs, either to our own network or to other network providers. We pay other network providers for transit, which allows us to transmit our customers' information to or from the Internet over their networks. We also pay other recurring telecommunications costs and personnel costs, including the cost of the local telephone lines our customers use to reach our PoPs and access our services, and costs related to customer support and care. We expect that our Internet services operating costs will increase as we increase capacity to meet customer demand. We anticipate that these costs will decline as a percentage of revenue, however, as we increase the percentage of higher margin value added services in our revenue mix, expand our owned network facilities and as competition drives the overall price of network capacity downward.

  Our largest selling, general and administrative expenses are compensation costs and the costs associated with marketing our products and services. Compensation costs include salaries and related benefits, commissions and bonuses. In many of our markets, we are required to make significant mandatory payments for government-sponsored social welfare programs, and we have little control over these costs. Our marketing expenses include the costs of direct mail and other mass marketing programs, advertising, customer communications, trade show participation, web site management and other promotional costs. Other selling, general and administrative expenses include the costs of travel, rent, utilities, insurance and professional fees. We expect that our selling, general and administrative expenses will increase to support our growth, but remain fairly constant as a percent of revenue.

  The largest component of our depreciation and amortization expense is the amortization of the goodwill arising from our acquisitions. Goodwill, which we amortize over five years, is created when the price at which we acquire a company exceeds the value of its tangible and intangible assets. We also recognize depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciate these assets over their useful lives, generally ranging from three to five years. Our network infrastructure is depreciated over 20 or 25 years, depending on the contract term. We expect depreciation expense to increase as we expand our network supporting infrastructures.

  When applicable, we also recognize interest income and expense, interest in an unconsolidated subsidiary and minority interest. We earn interest income primarily by investing our available cash in short-term treasury securities funds. To date, this interest income has been partially offset by interest expense, largely arising from purchase and lease financing in our operating subsidiaries. Interest in an unconsolidated subsidiary recognizes the value of our minority investment in i-way. In August 1999 we acquired all the remaining shares of i-way and began consolidating the results of that subsidiary. For subsidiaries where we own less than 100% of the equity, minority interest eliminates a portion of operating results equal to the percentage of equity we do not own.

  We have recorded deferred stock compensation totaling $13.2 million in connection with the grant of stock options to employees, through December 31, 2000. This amount represents the difference between the deemed fair market value of our common stock on the dates these options were granted and the exercise price of the options. The amount is included as a component of stockholders' equity (deficit) and is being amortized over the vesting period of the individual options, generally four years. For the years ended December 31, 1999 and 2000, we recorded $1.7 million and $5.6 million, respectively, in non-cash, deferred stock compensation charges, leaving $5.9 million to be recognized over the remaining vesting periods. The remaining compensation charges will be recognized primarily in 2001 and 2002. Deferred compensation is reduced by the forfeiture of non-vested stock options upon employee termination.

RESULTS OF OPERATIONS

Year ended December 31, 2000 compared with the year ended December 31, 1999

  Revenue. Revenue for the year ended December 31, 2000 increased 162% to $103.0 million as compared to $39.3 million for the year ended December 31, 1999. This revenue was generated by the 26 consolidated subsidiaries that we owned for all or a portion of 2000, as compared to the 17 consolidated subsidiaries that we owned for a portion of 1999. Of our 2000 revenue, 57% came from the sale of Internet access, 50% from business access and 7% from residential access. Although business access revenue increased by $30.7 million and residential access revenue increased by $1.7 million from the previous year, both categories decreased on a percentage of revenue basis. Business access revenue and residential access revenue declined to 50% and 7% of total revenue in 2000, respectively from 52% and 16% of total revenue in 1999, respectively. VIA obtained the wholesale portion of its business access customer base and its residential customer base as a part of original acquisitions. The Company does not market to these customers and expects these revenues to continue to decline. Additionally, during 2000, the Company eliminated one low margin, wholesale contract, which resulted in a run-off of business access revenue in the fourth quarter of the year. This run-off will continue into the first quarter of 2001. Remaining 2000 revenue came from value added services, including web hosting, web design, domain name registration, data networking, managed bandwidth and bundled service offerings. Revenue from value added services increased to 43% of total revenue in 2000 from 32% in 1999. We expect value added services revenue to continue to increase in 2001, as we focus on these higher margin revenue streams.

  Internet services operating costs. Our Internet services operating costs were $55.4 million for the year ended December 31, 2000. We had $19.2 million of Internet services operating costs for the year ended December 31, 1999. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel. Additionally, we incurred operating costs associated with our international network, which we established in June 1999. The 189% increase in costs from 1999 to 2000 is due to the costs incurred by the 9 consolidated operations acquired during 2000 and costs incurred by the 12 consolidated operations that we owned for all of 2000, but that we owned for a portion of 1999.

  Selling, general and administrative. We incurred selling, general and administrative expenses of $80.7 million for the year ended December 31, 2000, a 127% increase over the $35.6 million we incurred for the year ended December 31, 1999. This increase was due to the costs incurred by the 9 consolidated operations we acquired during 2000, and costs incurred by the 12 consolidated operations that we owned for all of 2000 but that we owned for a portion of 1999, as well as costs incurred to support our organic growth. During 2000, $58.8 million, or 73%, of the expenses were incurred by our 26 subsidiaries and $21.9 million, or 27%, of the costs were incurred by our corporate organization. The expenses incurred by our corporate organization increased by 131% between 1999 and 2000, largely due to the costs associated with employing a larger number of corporate and regional personnel and identifying and acquiring an increasing number of operating companies.

  Depreciation and amortization. Our depreciation and amortization expense was $46.7 million for the year ended December 31, 2000, up from $19.4 million for the year ended December 31, 1999. This increase was primarily due to the amortization of goodwill arising from 9 consolidated operations acquired in 2000 and amortization related to the 12 consolidated operations that we owned for all of 2000, but that we owned for a portion of 1999. The acquisition of these operations and the implementation of our international network also increased our depreciation expense for telecommunications equipment, computers and other fixed assets. For the 2000 period, $36.7 million, or 79%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $10.0 million, or 21% was related to the depreciation of fixed assets. For the 1999 period, $15.1 million, or 78%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $4.3 million, or 22% was related to the depreciation of fixed assets.

  Interest income and expense. For the year ended December 31, 2000, we earned $11.9 million in interest income, a 350% increase over the $2.6 million we earned for the year ended December 31, 1999. Interest income in 2000 was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The interest income in 1999 was generated from investing funds from the sale of preferred shares until those funds were used for acquisitions, operating expenses or capital expenditures. We raised $127.9 million in April 1999. For the 2000 period, we also incurred $714,000 of interest expense, as compared to $1.4 million of interest expense incurred in 1999. Interest expense relates to the debt agreements arising from the notes payable to the former owners of businesses acquired and lease financing of equipment in our operating subsidiaries.

  Other income and expense. For the year ended December 31, 2000, we had $2.4 million in other expense as compared to $177,000 in other expense for the same period in 1999. The expense in 2000 is primarily due to the impairment of an investment security acquired in 1999 in conjunction with the acquisition of VIA NET.WORKS Mexico. The expense in 1999 represents the loss related to our minority investment in i-way. In August 1999, we purchased all of the remaining equity in i-way.

  Foreign currency gains and losses. We recognized a $4.7 million foreign currency loss for the year ended December 31, 2000, as compared to a $824,000 foreign currency gain for the year ended December 31, 1999. The loss in 2000 is primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts. We established these Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both US dollars and Euros. The remainder of the loss was contributed by fluctuations in the five other non-Euro-linked currencies in which we hold assets.

Year ended December 31, 1999 compared with the year ended December 31, 1998

  Revenue. Revenue for the year ended December 31, 1999 increased 1,074% to $39.3 million as compared to $3.3 million for the year ended December 31, 1998. This revenue was generated by the 17 consolidated subsidiaries that we owned for all or a portion of 1999, as compared to the four consolidated subsidiaries that we owned for a portion of 1998. Of the 1999 revenue, 68% came from the sale of Internet access and 32% came from the sale of value-added and other services. Of our value-added and other services revenue, 80% came from web site services including web hosting, web design and domain name registration.

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

  Selling, general and administrative. We incurred selling, general and administrative expenses of $35.6 million for the year ended December 31, 1999, a 469% increase over the $6.3 million we incurred for the year ended December 31, 1998. This increase was primarily due to the addition of costs incurred by the 13 consolidated subsidiaries that we owned for all or a portion of the 1999 period, but that we did not own for the 1998 period. During 1999, $26.1 million, or 73%, of the expenses were incurred by our 17 subsidiaries and $9.5 million, or 27%, of the costs were incurred by our corporate organization. The expenses incurred by our corporate organization increased by 116% between 1998 and 1999, largely due to the costs associated with employing a larger number of corporate and regional personnel and identifying and acquiring an increasing number of operating companies.

  Depreciation and amortization. Our depreciation and amortization expense was $19.4 million for the year ended December 31, 1999, up from $1.3 million for the year ended December 31, 1998. This increase was primarily due to the amortization of goodwill arising from the acquisitions of the 13 consolidated subsidiaries completed between January 1, 1999 and December 31, 1999. The acquisition of these subsidiaries and the implementation of our international network also increased our depreciation expense for telecommunications equipment, computers and other fixed assets. For the 1999 period, $15.1 million, or 78%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $4.3 million, or 22% was related to the depreciation of fixed assets. For 1998, $936,000, or 72%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $368,000, or 28% was related to the depreciation of fixed assets.

  Interest income and expense. For the year ended December 31, 1999, we earned $2.6 million in interest income, a 82% increase over the $1.5 million we earned for the year ended December 31, 1998. Interest income in both periods was generated primarily from investing funds generated by the sale of preferred shares until those funds were used for acquisitions, operating expenses or capital expenditures. We raised $127.9 million in April 1999, $51.6 million in May 1998 and $1.5 million between August 1997 and April 1998 from these sales. For the 1999 period, we also incurred $1.5 million in interest expense, primarily for purchase and lease financing of equipment in our operating subsidiaries. We incurred no interest expense for 1998.

  Other income and expense. For the year ended December 31, 1999, we recognized a $177,000 loss related to our minority investment in i-way. This compared to a $1.2 million loss recognized for the year ended December 31, 1998 related to the same minority investment. This improvement was due to i-way's significantly increased revenue and operating results, largely related to a single contract under which it provides managed bandwidth for another Internet services provider. In August 1999, we purchased all of the remaining equity in i-way.

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

Quarterly Results of Operations

  The information below has been compiled from our unaudited financial statements. In the opinion of our management, our unaudited financial statements have been prepared on the same basis as our audited financial statements which appear elsewhere on this Form 10-K, and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary to fairly present this information. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                               For the three months ended
                         -----------------------------------------------------------------------------
                                     June     Sept.
                         March 31,    30,      30,    Dec. 31,   March    June 30,   Sept.    Dec. 31,
                           1999      1999     1999      1999    31, 2000    2000    30, 2000    2000
                         ---------  -------  -------  --------  --------  --------  --------  --------
                                             (in thousands of U.S. Dollars)
Revenue:
  Access................ $  3,601   $ 5,143  $ 7,509  $ 10,532  $ 12,566  $ 15,767  $ 16,498  $ 14,265
  Value-added services..      873     1,325    3,263     5,554     6,592     9,502    11,441    13,457
  Other.................       35       120      492       847       861       733       567       742
                         --------   -------  -------  --------  --------  --------  --------  --------
    Total revenue.......    4,509     6,588   11,264    16,933    20,019    26,002    28,506    28,464
                         --------   -------  -------  --------  --------  --------  --------  --------
Operating costs and
 expenses...............    8,065    13,130   20,778    32,250    37,257    44,258    47,821    53,498
                         --------   -------  -------  --------  --------  --------  --------  --------
Loss from operations.... $ (3,556)  $(6,542) $(9,514) $(15,317) $(17,238) $(18,256) $(19,315) $(25,034)
Net loss................ $ (1,970)  $(4,933) $(9,053) $(15,039) $(16,615) $(15,739) $(22,571) $(19,310)
Basic and diluted loss
 per share.............. $  (4.17)  $ (9.05) $ (6.64) $  (7.67) $  (0.54) $  (0.26) $  (0.38) $  (0.32)
EBITDA.................. $ (1,686)  $(3,150) $(3,658) $ (5,313) $ (6,194) $ (6,459) $ (6,160) $ (8,731)

Provision for Income Taxes

  While we have incurred consolidated operating losses from inception through December 31, 2000, we have recorded a provision for income taxes of approximately $985,000 as a result of taxable income in certain foreign jurisdictions for the year ended December 31, 2000. We have provided a valuation allowance for our net deferred tax assets of $24.1 million. Valuation allowances are used to reduce the net deferred tax assets to the amounts considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

  At December 31, 2000 and 1999, VIA had U.S. net operating loss carryforwards of approximately $16.0 million and $9.7 million, respectively, which may be used to reduce future taxable income. These U.S. net operating losses begin to expire in 2018. At December 31, 2000 and 1999, VIA had net operating loss carryforwards generated from its foreign subsidiaries of approximately of $41.3 million and $17.2 million, respectively, of which $13.2 million expires between 2001 and 2010 and $28.1 million has an indefinite carryforward period.

Liquidity and Capital Resources

  Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million, in the aggregate, through three private preferred stock offerings between August 1997 and April 1999. Through our initial public offering of common stock in February 2000, we raised approximately $333.0 million, net of underwriting discounts and commissions. At December 31, 2000, we had cash and cash equivalents of $237.8 million.

  Cash used in operating activities was $15.1 million for the year ended December 31, 2000 and $10.1 million for the year ended December 31, 1999. In each period, cash was used primarily to fund operating losses.

  Cash used in investing activities was $96.6 million for the year ended December 31, 2000 and $122.7 million for the same period in 1999. In each period, cash was primarily used for acquisitions, including nine acquisitions in 2000 and twelve acquisitions in 1999. Additionally, we used cash to increase our investment in various partially owned subsidiaries in both periods.

  Cash provided by financing activities was $329.1 million for the year ended December 31, 2000 and $118.5 million for the same period in 1999. In each period, cash was primarily generated by the sale of equity securities, the initial public offering of our common stock in 2000 and the private placement of our Series C Preferred Stock in 1999. Immediately subsequent to our initial public offering, we paid $10.4 million and issued 316,994 shares of our common stock to repay notes we had issued to the sellers of U-Net, VIA NET.WORKS Portugal, formerly known as Esoterica, VIA NET.WORKS Spain, also known as Interbook, and DNS, and to acquire the remaining minority interest in Dialdata.

  In conjunction with our acquisition of VIA NET.WORKS Mexico in October 1999, we agreed to pay additional purchase price consideration of up to $30.0 million based on that company's revenue growth between the time of acquisition and December 31, 2000. As of December 31, 1999, we had restricted cash of $15.0 million to secure the payment of the additional purchase price. Based on the formula, we paid an aggregate of $30 million as additional purchase price during 2000.

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

  On a periodic basis, management reviews the carrying value of the Company's investment in its operations to determine if an event has occurred, with respect to any operation, that could result in an impairment of long-term assets, primarily goodwill. In its review, management considers market and competitive factors, operating and financial trends and the business outlook for each operation. As of December 31, 2000, management concluded that no event had occurred in any of its operations that would result in an impairment of long-term assets. Future changes in operating results or business outlook could result in a change in management's conclusions with respect to the recoverability of its long-term assets.

  The foregoing statements regarding our liquidity and need for additional capital resources, as well as our expectations of future amortization of goodwill and other intangibles, are forward-looking statements based on current expectations, which involve certain risks and uncertainties. Actual results and the timing of certain events could differ materially from these forward-looking statements depending upon the nature, size and timing of future acquisitions, if any, and future amounts of net income before amortization, which we cannot predict, as well as other factors referred to in the "Risk Factors" section on this Form 10-K.

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

  Exchange rates can vary significantly. During the year ended December 31, 2000, we experienced similar exchange rate fluctuations in all eight of the Euro-linked currencies in which we transact business. The Euro-linked currencies varied by approximately 21% in relation to the U.S. dollar during 2000, and at December 31, 2000 were approximately 7% below where they were at the beginning of the year. We realized foreign currency losses of $4.1 million for year, due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates but they did not have a material impact on our results.

  Our local operations transact business in their local currencies. They do not have significant assets, liabilities or other accounts denominated in currencies other than their local currency, and therefore are not subject to exchange rate risk with respect to their normal operations. On a consolidated basis, we are subject to exchange rate risks because we translate our local operations' financial data into U.S. dollars

Conversion to the Euro

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

  During a January 1, 1999 through January 1, 2002 transition period, the Euro will exist in electronic form only and the participating countries' individual currencies will continue in tangible form as legal tender in fixed denominations of the Euro. During the transition period, we must manage transactions with our customers and our third-party vendors in both the Euro and the participating countries' respective individual currencies. We have purchased and specified our business support systems, including accounting and billing, to accommodate Euro transactions and dual currency operations during the transition period. In addition, we generally require all vendors supplying third-party software to us to warrant that their software will be Euro compliant. Because our acquired European companies generally have short operating histories, most of their systems were acquired and implemented after the Euro was already contemplated. Consequently, any expenditure related to Euro compliance has largely been, and will be, in the normal course of business.

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

  VIA has exposure to financial market risks, including changes in interest rates and foreign exchange rates. At December 31, 2000, VIA's financial instruments consisted of short-term investments and fixed rate debt related to acquisitions and network purchases. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At December 31, 2000 all of our investments are due to mature within twelve months and the carrying value of such investments approximates fair value. The majority of our debt obligations have fixed rates of interest.

  As mentioned previously in the "Foreign Currency Exchange Risks" section, VIA has Euro denominated cash accounts which expose the company to foreign currency exchange rate risk. As of December 31, 2000, a 10 percent increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of $5.4 million. Additionally, VIA is exposed to foreign exchange rate risk related to its obligations denominated in foreign currencies. These obligations are a result of acquiring operating companies in various European and Latin American countries. VIA is also subject to risk from changes in foreign exchange rates for its international operations which use a foreign currency as their functional currency and are translated into U.S. dollars. These risks cannot be reduced through hedging arrangements.

Item 8. Financial Statements and Supplementary Data

  VIA's consolidated financial statements and notes thereto are identified in
Part IV, Item 14a on this Form 10-K, are included in this Form 10-K where indicated below, and are incorporated herein by reference:

Index to Financial Statements............................................  F-1
Report of Independent Accountants........................................  F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 1999 and 2000.............  F-3
Consolidated Statements of Operations for the years ended December 31,
 1998, 1999 and 2000.....................................................  F-4
Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000..................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 1998 1999, and 2000.....................................................  F-6
Notes to Consolidated Financial Statements...............................  F-7
Financial Statement Schedule:
  II--Valuation and Qualifying Accounts for the years ended December 31,
   1998, 1999 and 2000................................................... F-23

  All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

  Selected quarterly financial data appears in Part II Item 7 under the heading "Quarterly Results of Operations" and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table shows information about each of our directors and executive officers as of the date of this Form 10-K.

     Name                Age                             Position
     ----                ---                             --------
David M. D'Ottavio......  51 Chief Executive Officer and Chairman of the Board of Directors
Michael J. Simmons......  47 President
Catherine A. Graham.....  40 Vice President, Chief Financial Officer and Treasurer
Matt S. Nydell..........  41 Vice President, General Counsel and Secretary
Timothy J. Galante......  39 Vice President, Marketing
Peter T. Shephard.......  55 Vice President, United Kingdom, Ireland & Southern Europe Region
Erwin Wilem Vink........  54 Vice President, Central & Western Europe Region
Antonio A.V. Tavares....  51 Vice President, South American Region
Luis Almeida Dingler....  37 Vice President, North American Region
Gabriel A. Battista.....  56 Director
Edward D. Breen.........  45 Director
Stephen J. Eley.........  41 Director
William J. Elsner.......  49 Director
Adam Goldman............  40 Director
William A. Johnston.....  49 Director
Mark J. Masiello........  33 Director
John G. Puente..........  70 Director
Erik M. Torgerson.......  35 Director

  Each of our directors and executive officers can be reached c/o VIA NET.WORKS, Inc., 12100 Sunset Hills Road, Suite 110, Reston, Virginia 20190.

Executive Officers

  David M. D'Ottavio has served as VIA's Chief Executive Officer and a Director since April 1998 and as VIA's Chairman of the board of directors since November 1999. From April 1998 to June 1999, he also served as President. From January 1995 to August 1997, Mr. D'Ottavio served as Senior Managing Director of United Philips Communications, B.V., now United Pan-Europe Communications N.V., or UPC, responsible for all acquisition, business development, finance, marketing and administration functions and launched UPC's telephony, Internet services provider and high-speed data services. From 1991 to 1994, Mr. D'Ottavio was Chief Operating Officer for United International Holdings, Inc., now UnitedGlobalCom, Inc., and was responsible for cable, MMDS and telephone operations in 14 countries. Previously, Mr. D'Ottavio served as Regional Vice President for Comcast Cable Communications and held various management positions with Westinghouse Electric Corporation. Mr. D'Ottavio currently serves on the board of directors of Votera Corporation. Mr. D'Ottavio received his B.B.A. in Economics from Kent State University.

  Michael J. Simmons has served as VIA's President since June 1999. From September 1998 to June 1999 he was Vice President, European Region. Mr. Simmons was employed by United Pan-Europe Communications, serving as Managing Director--Portugal, from July 1995 to December 1997, and as Vice President-- Marketing for A2000, the UPC and MEDIA ONE joint venture in Amsterdam from December 1997 to September 1998. In that role, he was responsible for telephony and cable modem Internet products in both the residential and business markets, as well as all sales, customer service and call center operations. From September 1987 to December 1994, Mr. Simmons was employed by Comcast Cable Communications, serving first as General Manager of Comcast's Ft. Wayne, Indiana system and then as Area Vice President in New Jersey. Previously, he held marketing, sales and operating positions with Insight Communications Company, Inc. and Westinghouse Broadcasting and Cable. Mr. Simmons received his B.A. in History and Communications from St. Mary's University of Minnesota.

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

  Timothy J. Galante joined VIA in April 2000 as Vice President, Marketing. From February 1998 to March 2000, he was Director of Marketing for MCI WorldCom International Services, responsible for product strategy, development, and management of wholesale voice and IP solutions. From August 1996 to January 1998 he was General Manager of MCI Puerto Rico, overseeing the company's residential and commercial operations. From July 1988 to July 1996 he held various sales and marketing positions with MCI Communications Corporation. Prior to joining MCI, Mr. Galante was an officer in the United States Air Force. He holds a M.B.A. from the Stern School of Business at New York University, a M.A. in Information Technology from The George Washington University, and a B.A. in Mathematics and Government from Cornell University.

  Peter T. Shepard joined VIA in January 2000 as Managing Director, UK & Ireland and became Vice President, UK, Ireland & Southern Europe in June 2000. From September 1998 to December 1999, Mr. Shephard was Managing Director of FAME Computers, a UK software house. Prior to that, from September 1997, he was Managing Director of Global One, UK & Ireland. From January 1995 until August 1997, Mr. Shephard was with AT&T (UK) where he was Managing Director, Solutions and Value Added Services, before becoming Vice President, Vertical Markets & Electronic Commerce.

  Erwin Wilem Vink joined VIA in August 2000 as Vice President for the Central and Western Europe Region. From September 1998 to August 2000, Mr. Vink was Managing Director of Tachyon Europe, in which capacity he established the European operation of Tachyon Inc., delivering two-way high performance Internet access, intranets and extranets via satellite. From 1995 to 1998 he was Managing Director of EUnet, a leading European ISP operating in 40 countries. He was instrumental in setting up RIPE-NCC, one of the three regional Internet registries, as an independent organisation and continues to serve as a board member of the organisation. Prior to serving EUnet, he served as Vice President for European Operations at X/Open and, before that, he was Director of Marketing for the Continental European Division at Atlantic Computers, PLC. He has also held the position of head of the Department for International Activities for Data Centralen, a Danish systems integrator. Mr Vink has holds an MBA in International Business Management.

  Antonio A.V. Tavares joined VIA in December 1998 when we acquired Dialdata S.A. Internet Systems. Since February 2001, Mr. Tavares has served as Vice President, South American Region. From May 1999 until

February 2001, he served as Vice President, Latin American Region. From 1993 until May 1999, he was President of Dialdata, a corporate Internet services provider in Brazil, since he founded it in 1993. Mr. Tavares was General Manager of Habasit, a Swiss manufacturer of industrial products, operating in Brazil, from April 1986 to May 1994. Since November 1996, he has served as President of ABRANET, the Brazilian Internet service providers association, responsible for leading the development of the Brazilian Internet industry. He also is the IT Director of FIESP, the Sao Paulo State Industry Association, and Director of Camara Portuguesa de Comercio do Brasil. Mr. Tavares is also a member of the National Advise of Telecommunications, a private council made up of several private telecommunication associations in Brazil. Mr. Tavares has completed the general course of Commerce at Escola Comercial Oliveira Martins in Portugal and also of Sales & Marketing at Fundacao Getulio Vargas in Brazil.

  Luis Almeida Dingler joined VIA in October 1999 when we acquired InfoAcces where he was CEO of that company's Network division. Since February 2001, he has served as Vice President North America Region and from October 1999 to February 2002, he was Managing Director of VIA NET.WORKS Mexico. From May 1996 to May 1999, Mr. Almeida was Executive Vice President at Grupo Carso (Consoricio Red Uno-Telmex) and from June 1989 to May 1996 he was Executive Vice President at Banco Nacional de Comercio Exterior, S.N.C. (Eximbank). Mr. Almeida holds a B.S. Degree in Economics from the Autonomous Technological Institute of Mexico.

Directors

  Gabriel A. Battista has served as a Director of VIA since June 1999. He is Chairman and Chief Executive Officer of Talk.com, Inc., where he has served since January 1999. From October 1996 to December 1998, he served as Chief Executive Officer of Network Solutions, Inc. From May 1994 to October 1996, he was Chief Executive Officer of Cable & Wireless, Inc., North America. Mr. Battista has also served as Chief Operating Officer of National Telephone Services Corporation and President of U.S. Sprint's Eastern Group and has held various positions with GTE Telenet and the General Electric Company. Mr. Battista is a member of the board of directors of 2nd Century Communications, Inc., Capitol College, Systems & Computer Technology Corporation and Online Technologies Group, Inc. He is also a registered Professional Engineer in the State of Pennsylvania. Mr. Battista received a B.S.E.E. from Villanova University, an M.S.E.E. from Drexel University and an M.B.A. from Temple University.

  Edward D. Breen has served as a Director of VIA since November 1999. Mr. Breen became Executive Vice President of Motorola, Inc. and President of Motorola's Network sector in January 2001, after having served as Executive Vice President and President of Motorola's Broadband Communications Sector following the merger of General Instrument Corporation with Motorola in January 2000. From December 1997 to January 2000, Mr. Breen served as Chairman of the Board, President and Chief Executive Officer of General Instrument Corporation after having served as its Acting Chief Executive Officer and President from October 1997 to December 1997. Mr. Breen was President of General Instrument's predecessor company's Broadband Networks Group from February 1996 to October 1997 and Vice President of General Instrument's predecessor company from November 1996 until October 1997. From October 1994 to January 1996 Mr. Breen was Executive Vice President, Terrestrial Systems of General Instrument's predecessor company. Mr. Breen is also a member of the board of directors of CommScope, Inc.

  Stephen J. Eley has served as a Director of VIA since April 1999. Since January 1990, he has been a general partner of each of BCI Growth III, IV & V, private equity funds focused on providing growth capital to private and public companies. Prior to joining BCI, Mr. Eley was employed by AMEV Holdings/Venture Management in New York from 1986 to 1989 and by Peat Marwick Mitchell & Co. from 1983 to 1986. Mr. Eley received his B.S. in accounting in 1982 from the University of Rhode Island.

  William J. Elsner has served as a Director of VIA since September 1997. Since December 1999, he has been a Managing Member of Telecom Management III L.L.C., the general partner of Telecom Partners III L.P. and since October 1997, he has been a Managing Member of Telecom Management II, L.L.C., the general partner of Telecom Partners II, L.P. Telecom Partners III, L.P. and Telecom Partners II, L.P. are venture capital funds focused on early stage telecommunications services companies. From November 1995 until November 1997, Mr. Elsner was a private investor. From July 1991 until November 1995, Mr. Elsner was the Chief Executive Officer of United International Holdings, Inc., now UnitedGlobalCom, Inc., an international cable television operator he co-founded. Mr. Elsner is currently a member of the board of directors of OneSecure, Inc., CityNet Telecommunications, Inc., Exenet Technologies, Inc. and VeloCom Inc. Mr. Elsner received a B.S. in Accounting from Regis University and an M.B.A. from the University of Denver.

  Adam Goldman has served as a Director of VIA since September 1999. Since April 1993, Mr. Goldman has been a general partner of Centennial Holdings IV and V and is a managing principal of Centennial Holdings VI. He serves as a senior vice president of Centennial Holdings, Inc., which he joined in 1992. From 1989 through 1991, Mr. Goldman was an associate of Booz, Allen and Hamilton in the strategy practice. Mr. Goldman is a member of the board of directors of 24/7 Media, Fantasma, HRZ Ellacoya and Highground. Previously, he served on the boards of ATG Group, Prime Video and Spectrum Resources of the Midwest and was Chairman of the board of directors of Centennial Telecommunications. Mr. Goldman is the Chairman of the board of directors and former President of the Venture Capital Association of Colorado. Mr. Goldman received a Bachelor of Arts in economics from Northwestern University and a Masters of Management from the J.L. Kellogg School of Management at Northwestern University.

  William A. Johnston has served as a Director of VIA since May 1998 and served as Chairman of VIA's board of directors from December 1998 through November 1999. Since 1997, he has served as managing director of Hancock Venture Partners and HarbourVest Partners, LLC. Mr. Johnston joined Hancock Venture Partners as a Vice President in 1983 after working in the corporate finance department of John Hancock from 1981. Prior to 1981, he was Assistant Vice President for State Street Bank in Boston. Mr. Johnston received a B.S. from Colgate University and an M.B.A. from Syracuse University School of Management. He serves on the advisory council of the Centennial Funds and the advisory committee of Highland Capital Partners. Additionally, Mr. Johnston is a member of the board of directors of the following US companies: Benchmark Media, Inc., Epoch Networks, Inc., Formus Communications, Inc., Pangea, Ltd., and Venture eCommerce, Inc.

  Mark J. Masiello has served as a Director of VIA since September 1999. Mr. Masiello is a Managing Director of Providence Equity Partners Inc., and he is a member of the general partner of Providence's private equity funds. Mr. Masiello has been with Providence since 1989 and he currently serves as a director of MPower Communications Inc., Global Metro Networks, Ltd., Managed Storage International and Surebridge, Inc. Mr. Masiello received a B.A. from Brown University.

  John G. Puente has served as a Director of VIA since April 1998. From 1987 through 1997, he held various positions at Orion Network Systems, Inc., as Chairman, Chief Executive Officer and member of the board of directors. He was a founder, and Chairman, of SouthernNet, Inc., and was instrumental in the founding of the National Telecommunications Network, a consortium of long distance fiber optic companies for which he served as the first Chairman. Mr. Puente was also a founder of DCC, Inc., which was merged with Microwave Associates in 1978 to form M/A-Com, subsequently acquired by Hughes Aircraft, now known as Hughes Network Systems, Inc. Mr. Puente is a member of the board of directors of Primus Telecommunications Group, Incorporated and Micros Systems, Inc. He is also Chairman of the board of directors of Internet Cargo Services, Inc., Capitol College, and Virtualcom. Mr. Puente received a B.S.E.E. from Polytechnic University and an M.S.E.E. from Stevens Institute of Technology.

  Erik M. Torgerson has served as a Director of VIA since May 1999. He is a general partner of Norwest Equity Partners. Prior to joining Norwest Equity Partners in 1993, Mr. Torgerson was employed by Arthur Andersen & Co. in the financial consulting and audit practice. Mr. Torgerson currently serves on the board of directors at Norigen Communications, Inc., butlerNetworks A/S, SkyberNet Communications, riodata NV, and Peoplenet Communications. He is a C.P.A. and received his B.S. degree from the University of Minnesota and his M.B.A. from the University of Iowa.

  Some of our directors became directors as a result of board designation rights we granted to some of our stockholders prior to our initial public offering. Specifically:

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

  Among other functions, the audit committee

  . recommends our independent auditors for approval by our Board of Directors

  . monitors the independence and performance of our independent auditors

  . reviews the scope, results and costs of the audit with our independent auditors

  . monitors the integrity of our financial statements

  . reviews our compliance with legal and regulatory requirements

  . oversees our internal control practices

  The members of the audit committee are Mr. Torgerson, who is Chairman, and Messrs. Puente and Eley.

  The compensation committee is responsible for administering our 1998 Stock Option and Restricted Stock Plan and our Key Employee Equity Plan and reviewing and approving our compensation policies for our executive officers. The members of the compensation committee are Mr. Puente, who is Chairman, and Messrs. Battista and Goldman.

  The finance committee is responsible for reviewing and making recommendations on proposed debt and equity financings and for reviewing and approving acquisitions and investments by VIA up to specified limits. The members of the finance committee are Mr. Elsner, who is Chairman, and Messrs. Goldman, Johnston and Masiello.

  The nominating committee is responsible for identifying, evaluating and recommending individuals for membership on our board of directors and its committees. The members of the nominating committee are Mr. Battista, who is Chairman, and Messrs. D'Ottavio, Eley and Breen.

  None of the members of the audit committee or the compensation committee performs the same function for any other entity whose executive officers serve on our board of directors.

Limitation of Liability and Indemnification Matters

  We have adopted provisions in our amended and restated certificate of incorporation, which provide that our directors shall not be liable for monetary damages to us or our stockholders for any breach of fiduciary duties to the fullest extent permitted by Delaware law. This limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

  In addition, our certificate of incorporation and by-laws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law. On or about April 4, 2000, we entered into indemnification agreements with our directors and officers. Since then, we have entered into agreements with new officers as they have been appointed. These indemnification agreements with our directors and officers, which may, in some cases, be broader than the specific indemnification provisions of applicable law. The indemnification agreements may require us, among other things, to indemnify our directors and officers against liabilities that arise because of their status or service as directors or officers, to reimburse or advance the expenses they may incur as a result of threatened claims or proceedings brought against them, and to cover them under our directors' and officers' liability insurance policies to the maximum extent that insurance coverage is maintained.

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

Section 16(a) Beneficial Ownership Reporting Compliance

  Information regarding Section 16(a) reporting compliance is incorporated into this annual report on Form 10-K by reference to the information under the caption "Reporting Compliance" in VIA's proxy statement for the 2001 Annual Meeting of Stockholders, to be held on May 23, 2001.

Item 11. Executive Compensation

  Information regarding executive compensation is incorporated into this annual report on Form 10-K by reference to the information under the captions "Information about our Nominees and Directors" and "Executive Compensation" in VIA's proxy statement for the 2001 Annual Meeting of Stockholders, to be held on May 23, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information regarding the ownership of our stock by certain beneficial owners and management is incorporated into this annual report on Form 10-K by reference to the information under the caption "Ownership of Securities" in VIA's proxy statement for the 2001 Annual Meeting of Stockholders, to be held on May 23, 2001

Item 13. Certain Relationships and Related Transactions

  Information regarding certain relationships and related transactions is incorporated into this annual report on Form 10-K by reference to the information under the caption "Related Transactions" in VIA's proxy statement for the 2001 Annual Meeting of Stockholders, to be held on May 23, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  a. Documents filed as a part of this report.

  1. FINANCIAL STATEMENTS

  See Index to Financial Statements on page F-1, which is incorporated herein by reference.

  2. FINANCIAL STATEMENT SCHEDULES

  See Index to Financial Statement Schedules on page F-1, which is incorporated herein by reference.

  3. EXHIBITS

  See Index to Exhibits on page E-1, which is incorporated herein by reference.

  b. Reports on Form 8-K.

  VIA filed no reports on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                          VIA NET.WORKS, Inc.

                                                   /s/ David M. D'Ottavio
                                          By: _________________________________
                                                     David M. D'Ottavio
                                              Office Chief Executive Officer,
                                                  Chairman of the Board of
                                                         Directors



Date: March 23, 2001

                                   SIGNATURES

Date: March 23, 2001

  Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of VIA NET.WORKS, Inc. and in the capacities indicated as of March 23, 2001.

      /s/ David M. D'Ottavio           Chief Executive Officer,
______________________________________  Chairman of the Board of
          David M. D'Ottavio            Directors (Principal
                                        Executive Officer)

      /s/ Michael J. Simmons           President
______________________________________
          Michael J. Simmons

     /s/ Catherine A. Graham           Vice President, Chief
______________________________________  Financial Officer and
         Catherine A. Graham            Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

     /s/ William A. Johnston           Director
______________________________________
         William A. Johnston

       /s/ Gabriel Battista            Director
______________________________________
           Gabriel Battista

                                       Director
______________________________________
           Edward D. Breen

       /s/ Stephen J. Eley             Director
______________________________________
           Stephen J. Eley

      /s/ William J. Elsner            Director
______________________________________
          William J. Elsner

         /s/ Adam Goldman              Director
______________________________________
             Adam Goldman

       /s/ Mark J. Masiello            Director
______________________________________
           Mark J. Masiello

        /s/ John G. Puente             Director
______________________________________
            John G. Puente

      /s/ Erik M. Torgerson            Director
______________________________________
          Erik M. Torgerson

                         INDEX TO FINANCIAL STATEMENTS

Index to Financial Statements............................................  F-1

Report of Independent Accountants........................................  F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1999 and 2000.............  F-3

Consolidated Statements of Operations for the years ended December 31,
 1998, 1999 and 2000.....................................................  F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000..................................  F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1999 and 2000.....................................................  F-6

Notes to the Consolidated Financial Statements...........................  F-7

Financial Statement Schedule:

  II--Valuation and Qualifying Accounts for the years ended December 31,
   1998, 1999 and 2000................................................... F-23

  All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of VIA NET.WORKS, Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VIA NET.WORKS, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 27, 2001

                              VIA NET.WORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S Dollars, except share data)

                                                               December 31,
                                                            -------------------
                                                              1999      2000
                                                            --------  ---------
ASSETS
Current assets:
 Cash and cash equivalents................................  $ 20,067  $ 237,839
 Restricted cash..........................................    15,000        --
 Trade and other accounts receivable, net of allowance of
  $1,296, and $3,623 respectively.........................     9,197     20,305
 Other current assets.....................................     3,074      5,228
                                                            --------  ---------
 Total current assets.....................................    47,338    263,372
Property and equipment, net...............................    28,909     39,227
Goodwill and other acquired intangible assets, net........   115,194    181,082
Other noncurrent assets...................................     8,142      1,202
                                                            --------  ---------
 Total assets.............................................  $199,583  $ 484,883
                                                            ========  =========
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
 STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable.........................................  $ 12,735  $  21,866
 VAT and other taxes payable..............................     1,904      2,332
 Short-term notes and current portion of long-term debt...     7,808      3,265
 Deferred revenue.........................................     9,777     14,360
 Other current liabilities and accrued expenses...........     5,660     12,828
                                                            --------  ---------
 Total current liabilities................................    37,884     54,651
Long-term debt, less current portion......................     5,846      1,894
                                                            --------  ---------
 Total liabilities........................................    43,730     56,545
Commitments and contingencies
Minority interest in consolidated subsidiaries............     4,422        597
Mandatorily redeemable convertible preferred stock:
 Series A convertible preferred stock $.001 par value;
  1,500,000 shares authorized; 1,488,657 shares issued and
  outstanding (liquidation preference of $1,489 at
  December 31, 1999)......................................     1,489        --
 Series B-1 voting convertible preferred stock, $.001 par
  value; 17,200,000 shares authorized; 15,795,335 shares
  issued and outstanding (liquidation preference of
  $47,386 at December 31, 1999)...........................    47,386        --
 Series B-2 non-voting convertible preferred stock, $.001
  par value; 2,700,000 shares authorized; 1,400,000 shares
  issued and outstanding (liquidation preference of $4,200
  at December 31, 1999)...................................     4,200        --
 Series C-1 voting convertible preferred stock, $.001 par
  value; 21,400,000 shares authorized; 15,939,657 issued
  and outstanding (liquidation preference of $95,638 at
  December 31, 1999)......................................    95,638        --
 Series C-2 non-voting convertible preferred stock, $.001
  par value; 6,000,000 shares authorized; 5,370,001 issued
  and outstanding (liquidation preference of $32,220 at
  December 31, 1999)......................................    32,220        --
                                                            --------  ---------
                                                             180,933        --
Stockholders' equity (deficit):
 Common stock, $.001 par value; 57,000,000 and 125,000,000
  shares authorized; 1,962,671 and 54,061,998 shares
  issued and outstanding; respectively....................         2         54
 Non-voting common stock, $.001 par value; 7,500,000
  shares authorized; 0 and 6,770,001 shares issued and
  outstanding; respectively...............................       --           7
 Additional paid-in capital...............................    26,023    558,196
 Accumulated deficit......................................   (36,658)  (110,905)
 Deferred compensation....................................   (12,788)    (6,409)
 Accumulated other comprehensive loss.....................    (6,081)   (13,202)
                                                            --------  ---------
 Total stockholders' equity (deficit).....................   (29,502)   427,741
                                                            --------  ---------
 Total liabilities, mandatorily redeemable convertible
  preferred stock and stockholders' equity (deficit)......  $199,583  $ 484,883
                                                            ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              VIA NET.WORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (in thousands of U.S. Dollars, except share and per share data)

                                               For the years ended December
                                                            31,
                                               -------------------------------
                                                 1998      1999        2000
                                               --------  ---------  ----------
Revenue......................................  $  3,348  $  39,294  $  102,991
                                               --------  ---------  ----------
Operating costs and expenses:
  Internet services..........................     1,853     19,211      55,405
  Selling, general and administrative........     6,258     35,587      80,733
  Depreciation and amortization..............     1,304     19,425      46,697
                                               --------  ---------  ----------
    Total operating costs and expenses.......     9,415     74,223     182,835
                                               --------  ---------  ----------
Loss from operations.........................    (6,067)   (34,929)    (79,844)
                                               --------  ---------  ----------
Interest income..............................     1,454      2,640      11,885
Interest expense.............................       (29)    (1,455)       (714)
Other income (expense).......................    (1,199)      (177)     (2,395)
Foreign currency gains (losses)..............       115        824      (4,725)
                                               --------  ---------  ----------
Loss before minority interest and income
 taxes.......................................    (5,726)   (33,097)    (75,793)
Income tax benefit (expense).................       145        (65)       (985)
Minority interest in loss of consolidated
 subsidiaries................................       239      2,167       2,531
                                               --------  ---------  ----------
Net loss attributable to common
 stockholders................................  $ (5,342) $ (30,995) $  (74,247)
                                               ========  =========  ==========
Basic and diluted loss per share attributable
 to common stockholders......................  $ (24.29) $  (28.55) $    (1.40)
                                               ========  =========  ==========
Shares used in computing basic and diluted
 loss per share..............................   219,964  1,085,564  52,892,772
                                               ========  =========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                              VIA NET.WORKS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands of U.S. Dollars, except share and per share data)

                                                                                  Accumulated      Total
                             Common Stock    Additional                              Other     Stockholders'
                          ------------------  Paid-in   Accumulated   Deferred   Comprehensive    Equity
                            Shares   Amounts  Capital     Deficit   Compensation     Loss        (Deficit)
                          ---------- ------- ---------- ----------- ------------ ------------- -------------
Balance, January 1,
 1998...................      60,100   --     $     30   $    (321)   $    --      $    --       $   (291)
Comprehensive loss:
 Net loss...............         --    --          --       (5,342)        --           --         (5,342)
 Foreign currency
  translation
  adjustment............         --    --          --          --          --          (434)         (434)
                                                                                                 --------
Total comprehensive
 loss...................         --    --          --          --          --           --         (5,776)
Issuance of common
 stock..................     212,942   --          186         --          --           --            186
                          ----------   ---    --------   ---------    --------     --------      --------
Balance, December 31,
 1998...................     273,042   --          216      (5,663)        --          (434)       (5,881)
                          ----------   ---    --------   ---------    --------     --------      --------
Comprehensive loss:
 Net loss...............         --    --          --      (30,995)        --           --        (30,995)
 Foreign currency
  translation
  adjustment............         --    --          --          --          --        (5,647)       (5,647)
                                                                                                 --------
Total comprehensive
 loss...................         --    --          --          --          --           --        (36,642)
Grant of employee stock
 options below fair
 market value...........         --    --       14,485         --      (14,485)         --            --
Amortization of deferred
 compensation...........         --    --          --          --        1,697          --          1,697
Issuance of common
 stock..................   1,689,629     2      11,322         --          --           --         11,324
                          ----------   ---    --------   ---------    --------     --------      --------
Balance at December 31,
 1999...................   1,962,671     2      26,023     (36,658)    (12,788)     (6,081)       (29,502)
                          ----------   ---    --------   ---------    --------     --------      --------
Comprehensive loss:
 Net loss...............         --    --          --      (74,247)        --           --        (74,247)
 Foreign currency
  translation
  adjustment............         --    --          --          --          --        (7,121)       (7,121)
                                                                                                 --------
Total comprehensive
 loss...................         --    --          --          --          --           --        (81,368)
Grant of employee stock
 options below fair
 market value...........         --    --          588         --         (588)         --            --
Amortization of deferred
 compensation...........         --    --          --          --        5,602          --          5,602
Stock option
 forfeitures............         --    --       (1,365)        --        1,365          --            --
Conversion of preferred
 shares to common shares
 at initial public
 offering...............  39,993,650    40     180,893         --          --           --        180,933
Issuance of common
 stock..................  18,875,678    19     352,057         --          --           --        352,076
                          ----------   ---    --------   ---------    --------     --------      --------
Balance at December 31,
 2000...................  60,831,999   $61    $558,196   $(110,905)   $ (6,409)    $(13,202)     $427,741
                          ==========   ===    ========   =========    ========     ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              VIA NET.WORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        (in thousands of U.S. Dollars, except share and per share data)

                                                For the years Ended December
                                                            31,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  ---------  ---------
Cash flows from operating activities:
 Net loss.....................................  $ (5,342) $ (30,995) $ (74,247)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization................     1,304     19,425     46,697
 Deferred taxes...............................      (145)       --         --
 Employee stock compensation..................       --       1,697      5,602
 Provision for doubtful accounts receivable...        26        640      2,436
 Loss on investment...........................       --         --       2,563
 Unrealized foreign currency transaction
  (gains) losses..............................      (126)      (824)       541
 Minority interest in loss of consolidated
  subsidiaries................................      (239)    (2,167)    (2,531)
 Loss in unconsolidated affiliate.............     1,199        177        --
 Changes in assets and liabilities, net of
  acquisitions:
 Accounts receivable..........................      (164)    (1,712)   (10,111)
 Other current assets.........................      (679)    (1,505)    (1,772)
 Accounts payable.............................       106      4,202      6,867
 Other current liabilities and accrued
  expenses....................................       233     (1,681)     6,226
 Deferred revenue.............................        43      2,188      3,120
 Other noncurrent assets......................       --         484      (492)
                                                --------  ---------  ---------
  Net cash used in operating activities.......    (3,784)   (10,071)   (15,101)
                                                --------  ---------  ---------
Cash flows from investing activities:
 Acquisitions, net of cash acquired...........   (11,005)   (91,454)   (78,694)
 Restricted cash..............................       --     (15,000)       --
 Purchases of property and equipment..........      (520)    (9,534)   (20,260)
 Purchases of indefeasible rights of use......       --      (7,259)       --
 Purchase of equity investment................    (2,781)       --         --
 Other assets.................................       (77)       544      2,344
                                                --------  ---------  ---------
  Net cash used in investing activities.......   (14,383)  (122,703)   (96,610)
                                                --------  ---------  ---------
Cash flows from financing activities:
 Repayment of debt............................       (56)    (9,823)    (3,287)
 Proceeds from issuance of common stock.......       186      1,426    332,341
 Proceeds from borrowings.....................       --         503        --
 Proceeds from issuance of mandatorily
  redeemable convertible preferred stock......    52,057    127,858        --
 Deferred equity offering costs...............       --      (1,482)       --
                                                --------  ---------  ---------
  Net cash provided by financing activities...    52,187    118,482    329,054
Effect of currency exchange rate changes on
 cash.........................................      (116)      (352)       429
                                                --------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................    33,904    (14,644)   217,772
Cash and cash equivalents, beginning of
 period.......................................       807     34,711     20,067
                                                --------  ---------  ---------
Cash and cash equivalents, end of period......  $ 34,711  $  20,067  $ 237,839
                                                ========  =========  =========
Supplemental disclosure:
 Cash paid for interest.......................  $    --   $     783  $     424
                                                ========  =========  =========
 Income taxes paid............................  $    --   $      30  $     137
                                                ========  =========  =========
Noncash investing and financing transactions:
 Common stock issued to satisfy debt..........  $    --   $   2,747  $   5,183
                                                ========  =========  =========
 Common stock issued in connection with
  acquisitions................................  $    --   $   7,149  $   4,847
                                                ========  =========  =========
 Acquisition of indefeasible rights of use
  financed through long-term debt.............  $    --   $   4,241  $     --
                                                ========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              VIA NET.WORKS, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (in thousands of U.S. Dollars, except share and per share data)

1. Organization and Summary of Significant Accounting Policies

 Organization and Nature of Operations

  VIA NET.WORKS, Inc. (the "Company" or "VIA") was founded on June 13, 1997 for the purpose of acquiring existing Internet services providers around the world. The focus of the Company is to be a leading, international provider of single source Internet solutions, including web hosting, e-commerce, Internet security and other services, primarily to the small and mid-sized business market. In 1999, the Company amended its Certificate of Incorporation to change the Company's name from V-I-A Internet, Inc. to VIA NET.WORKS, Inc.

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

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries, as described in Note 3. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned affiliates over which the Company has the ability to exercise significant influence are accounted for under the equity method. Under the equity method of accounting, an investee's results of operations are not reflected within the Company's consolidated accounts; however, the Company's share of the earnings or losses of the investee is reflected in the caption "other income (expense)" in the consolidated statements of operations. In applying the equity method to investments in voting preferred stock, the Company recognizes losses based on its share of ownership interest of the preferred stock once common equity of the investee has been fully depleted.

 Reclassifications

  Certain prior year information has been reclassified to conform to the current year presentation.

 Revenue Recognition

  Revenue from Internet access and value-added Internet services is recognized over the period in which the services are provided. Internet access revenue includes payments from customers, as well as payments from telecommunications providers that customers use to access the Company's service. The Company records deferred revenue for amounts billed and/or collected in advance. Revenue from network installation and training and consulting services is recognized over the contract term as the related services are provided. Installation and service activation fees are deferred and recognized over the life of the customer relationship. Revenue from

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

hardware and third-party software sales is recognized upon delivery or installation of the respective products, depending on the terms of the arrangement, and when the fee is fixed or determinable and collectibility is considered probable.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Restricted cash reflects amounts held in escrow in connection with various acquisition agreements.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. The Company's cash and investment policies limit investments to short-term, investment grade instruments. Concentration of credit risk, with respect to accounts receivable, is limited due to the large number and geographic dispersion of customers comprising the Company's customer base.

 Property and Equipment

  Property and equipment are recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets, generally three to five years. The Company has purchased software to facilitate its global information processing, financial reporting and access needs. These costs and related software implementation costs are being capitalized, in accordance with SOP 98-1, Accounting for the Cost of Internal Use Software and amortized over the estimated useful life, generally three years. The cost of network infrastructure purchased under indefeasible right of use agreements (IRU) is being amortized over the lesser of the estimated useful life or term of the agreement, generally 20 to 25 years. Cost includes major expenditures for improvements and replacements, which extend useful lives or increase capacity of the assets. Expenditures for maintenance and repairs are expensed as incurred. The carrying value of property, plant and equipment is assessed annually and/or when factors indicating a possible impairment are present. If an impairment is present, the assets are reported at the lower of carrying value or fair value as determined, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of.

 Goodwill and Other Acquired Intangible Assets

  The Company has recorded goodwill and other acquired intangible assets related to its acquisitions. Goodwill and other intangible assets are amortized using the straight-line method over a five-year period. The Company periodically reviews goodwill and other intangible assets to assess recoverability based upon events and circumstances at each operation. Impairments of goodwill and other intangibles assets are determined in accordance with SFAS No. 121.

 Other Assets

  Other assets principally comprise deferred equity offering costs, other costs incurred in connection with pending acquisitions, non-compete agreements and other receivables related to the acquisition of businesses. Offering costs as of December 31, 1999 were subsequently charged against additional paid-in capital upon completion of the Company's initial public offering in February 2000. Costs incurred in connection with

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

successful acquisitions are included in the total purchase price. Costs related to unsuccessful acquisition efforts are charged to income in the current period. The non-compete agreements are being amortized over the contractual life of two years.

 Advertising Costs

  Costs related to advertising and promotion of services are charged to operating expense as incurred. Advertising expense was $975, $2,021 and $4,803 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

 Stock-Based Compensation

  SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS No. 123, which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied.

 Foreign Currency

  The functional currency for the Company's international subsidiaries is the applicable local currency. Accordingly, net assets are translated at year-end exchange rates while revenue and expenses are translated at the average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders' equity (deficit). Transaction gains or losses, including gains or losses on foreign currency denominated inter-company balances, are recorded in the consolidated statements of operations.

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

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

 Loss Per Share

  Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the year. Diluted loss per share is computed using the weighted-average number of shares of common stock, adjusted for the dilutive effect of common stock, equivalent shares of common stock options and warrants and contingently issuable shares of common stock. Common stock equivalent shares are calculated using the treasury stock method. Due to losses by the Company the following securities that were outstanding for each of the periods presented have been excluded from the computation of diluted loss per share, as their effect would be antidilutive:

                                                                     Convertible
                                                    Stock             Preferred
                                                   Options  Warrants    Stock
                                                  --------- -------- -----------
   December 31, 1998............................. 1,365,000 100,000  18,683,992
   December 31, 1999............................. 5,387,500 100,000  39,993,650
   December 31, 2000............................. 7,988,654 100,000         --

  There is no difference between basic and diluted loss per share for each of the periods presented.

 Comprehensive Loss

  Comprehensive loss consists of net loss and foreign currency translation adjustments as presented in the consolidated statements of stockholders' equity (deficit).

 Segment Reporting

  The Company discloses its segments using the ""management" approach. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments.

 Recent Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon initial application of SFAS No. 133, as amended by SFAS No. 138, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. Subsequent to the issuance of SFAS No. 133, the Financial Accounting Standards Board issued SFAS No. 137 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, the first quarter of VIA's fiscal 2001. The adoption of SFAS No. 133 has no effect on VIA's results of operations or financial position.

2. Investment in Affiliate

  In June 1998, the Company acquired a 36% interest in i-way Limited (i-way) an Internet services provider located in the United Kingdom.

  In June 1999, the Company negotiated the purchase of the remaining 64% equity interest in i-way for total consideration of $13,104, comprised of $10,473 in cash and 317,421 shares of the Company's common stock, valued at $8.25 per share. The transaction was consummated on August 5, 1999. On the date of acquisition the

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

fair value of net assets acquired was $208. Goodwill of $14,174 was recognized on the acquisition. Accordingly, the revenues and expenses of i-way subsequent to August 5, 1999 have been included in the Company's consolidated financial statements.

3. Acquisitions of Certain Businesses

  Beginning in 1998, the Company has made a series of acquisitions of Internet services providers located in Europe, Latin America and the U.S., offering services that include Internet access, web hosting, e-commerce, Internet security and other services, primarily to small and mid-sized businesses.

  Each of the acquisitions has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition dates. Identifiable intangible assets as of the date of acquisition primarily consist of a customer base, employee workforce and the trade name. Because the Company's operating strategy following an acquisition will result in changing the existing target market from residential subscribers to small and mid-sized businesses and focus on the VIA NET.WORKS brand name, the value allocated to the acquired customer bases and trade names has not been significant. Likewise, due to the short operating history of most of these acquired businesses, there is uncertainty as to employee retention. As a result, a significant portion of the purchase price has been allocated to goodwill.

 Acquisitions

  Since 1998, the Company completed 26 acquisitions for cash and notes payable:

                   Number of Businesses Aggregate Purchase  Assets  Liabilities
                         Acquired             Price        Acquired   Assumed
                   -------------------- ------------------ -------- -----------
     1998.........           4               $ 39,217      $ 6,456    $ 7,148
     1999.........          13               $ 92,327      $15,867    $18,321
     2000.........           9               $ 75,715      $ 8,454    $ 6,356
                           ---               --------      -------    -------
     Total........          26               $207,259      $30,777    $31,825

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

  In 2000, the following companies were acquired:

                                                         Aggregate Ownership
                           Acquiree      Acquisition     Purchase  Interest   Assets  Liabilities
      Company Name         Location          Date          Price   Acquired  Acquired   Assumed
      ------------        ----------- ------------------ --------- --------- -------- -----------
Net4You EDV
 Dienstleistungs und
 Handelges.m.b.H
 (Net4You)..............  Austria     January 4, 2000     $ 2,948     58%     $1,070    $  876
DNS Telecom SAS (DNS)...  France      January 7, 2000      11,878    100%      1,771     1,314
I.S.A.R. Netzwerke
 Dienstleistungs GmbH
 (ISAR).................  Germany     February 16, 2000     8,589    100%        811       550
Internet Access
 Eindhoven BV (IAE).....  Netherlands April 3, 2000         7,489    100%      1,310       543
SmartComp AG
 (SmartComp)............  Switzerland July 26, 2000         3,965    100%        798       353
Interactive Multimedia
 Corporation (IMC
 Online)................  USA         August 31, 2000      29,264    100%      1,040     1,386
Meridian Microtech s.r.l
 (Microtech)............  Italy       September 15, 2000    3,530    100%        417       370
Hishspeed-Server Eisnet
 GmbH (Highspeed).......  Germany     October 6, 2000       4,966    100%        716       657
Symphonie S.A. (MNet)...  France      October 10, 2000      3,086    100%        521       307
                                                          -------             ------    ------
                                      Totals              $75,715             $8,454    $6,356
                                                          =======             ======    ======

  In connection with the acquisitions of Net4You and DNS, we are obligated to pay amounts to the current or former owners in 2001. These amounts are carried as short-term debt and are disclosed further in Note 6.

  In connection with the purchase of ISAR, we are obligated to pay an additional contingent earn-out payment. The payment amount will be determined based on revenue and EBITDA generated during the year ended December 31, 2000 and is payable in 2001. Additionally, cash payments may be paid to Smartcomp in 2001 in accordance with the purchase agreement related to that acquisition.

  The acquisitions of IMC Online, Microtech, Highspeed and MNet included consideration in the form of common stock. A portion of the common stock was issued on the respective closing dates and the remaining portions were issued and put into escrow as security against any claims that might be asserted by VIA against the sellers of these companies. The escrowed shares will be distributed to the former owners of the companies in August 2001, April 2002, April 2002 and October 2002, respectively, assuming that no claims are made by VIA under the original purchase agreement.

  We have agreements with the minority stockholders of our majority-owned operating companies that give us the right, after a specified period of time, to purchase their shares in those operating companies based on predetermined price formulas which consider revenue growth, operating results and cash flows. In some cases, the minority stockholders have the right to purchase our shares in those operating companies if we do not exercise our purchase right by a specified date. In 1999, we exercised our right to purchase additional shares in VIA NET.WORKS Argentina by paying $2,594 in cash and common stock. In 2000, we exercised our right to purchase additional shares in VIA NET.WORKS Deutschland (formerly GTN), VIA NET.WORKS Brasil S.A. (formerly Dialdata), and Artinternet. We also paid additional consideration in the amount of $30,000 to VIA NET.WORKS Mexico (formerly InfoAcces). Additionally in 2000, we increased our equity interest in VIA

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

NET.WORKS Ireland (formerly Medianet) in connection with the separation from that company of its former managing director and a minority shareholder, through the purchase of his shares in the company. In December 2000, VIA NET.WORKS Deutschland sold its 100% interest in Ecce Terram to that company's former owners. Because cash payment was not received until January 2001, and the sale could have been cancelled if payment was not received, the sale was accounted for as a January 2001 transaction.

  The following presents the unaudited pro forma results of operations of the Company for the years ended December 31, 1999 and 2000 as if the 2000 acquisitions had been consummated on January 1, 1999. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of goodwill and other intangible assets relating to the acquisitions.

                                                              December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                                                               (unaudited)
   Revenue................................................. $ 58,978  $110,945
   Net loss................................................  (45,035)  (81,165)
   Basic and diluted loss per share........................ $ (41.49) $  (1.53)

  The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the 2000 acquisitions occurred at January 1, 1999 or the results that may occur in the future.

4. Property and Equipment

  Property and equipment consisted of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
   Hardware and other equipment............................. $ 23,255  $ 21,999
   Network and data center assets...........................   12,484    26,691
   Software.................................................    1,752     7,595
   Furniture and fixtures...................................    2,113     2,999
                                                             --------  --------
                                                               39,604    59,284
   Accumulated depreciation and amortization................  (10,695)  (20,057)
                                                             --------  --------
   Property and equipment, net.............................. $ 28,909  $ 39,227
                                                             ========  ========

  Total depreciation expense was $368, $4,331 and $9,975 in 1998, 1999 and 2000, respectively. As of December 31, 2000, the Company held $23,769 of machinery and equipment, and capitalized network infrastructure under capital lease/IRU arrangements. The related accumulated amortization was $6,135. As of December 31, 2000, the Company held $7,595 of capitalized software with related accumulated amortization expense of $2,138.

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

5. Goodwill and Other Acquired Intangible Assets

  Goodwill and other intangible assets acquired through business acquisitions consisted of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
   Goodwill................................................. $126,731  $220,378
   Customer base............................................    2,123     8,360
   Employee workforce.......................................    1,213     3,760
   Accumulated amortization.................................  (14,873)  (51,416)
                                                             --------  --------
   Total.................................................... $115,194  $181,082
                                                             ========  ========

  Total amortization expense was $936, $15,094, and $36,722 in 1998, 1999 and 2000, respectively. The value assigned to goodwill, customer base and employee workforce is being amortized over estimated useful lives of five years.

6. Short-term Notes and Long-term Debt

  Short-term notes and long-term debt consisted of the following:

                                                              December 31,
                                                             ----------------
                                                              1999     2000
                                                             -------  -------
   Acquisition debt......................................... $ 8,076  $ 1,495
   Debt related to IRU Agreements, 12%, due quarterly to
    2002....................................................   3,899    2,476
   Capital lease obligations at interest rates ranging from
    7.8% to 8.0%, due monthly to 2004.......................     858      866
   Notes payable, due monthly through 2002..................     821      322
                                                             -------  -------
                                                              13,654    5,159
   Less current portion.....................................  (7,808)  (3,265)
                                                             -------  -------
   Long-term portion........................................ $ 5,846  $ 1,894
                                                             =======  =======

  The acquisition obligations outstanding at December 31, 1999 related to businesses acquired in 1999. All of these amounts were paid in full subsequent to the initial public offering of the Company's common stock in February 2000, except for one note, which is payable to a former manager of one acquired business. The note amount was relieved in January 2001 when the acquired business was sold back to the original owner. The remaining acquisition obligations outstanding at December 31, 2000 include payments due to the current or former owners of two of the Company's acquired businesses.

  The scheduled maturities of long-term debt outstanding at December 31, 2000 are summarized as follows:

   2001..................................................................  3,265
   2002..................................................................  1,531
   2003..................................................................    343
   2004..................................................................     20
   2005 and thereafter...................................................    --
                                                                          ------
                                                                          $5,159
                                                                          ======

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)


7. Mandatorily Redeemable Convertible Preferred Stock

  The Company's mandatorily redeemable convertible preferred stock as of December 31, 1999 is summarized below:

                                                           Price per
                                                             share     Shares
                                                           --------- ----------
   Series A, voting.......................................    $ 1     1,488,657
   Series B-1, voting.....................................    $ 3    15,795,335
   Series B-2, non-voting.................................    $ 3     1,400,000
   Series C-1, voting.....................................    $ 6    15,939,657
   Series C-2, non-voting.................................    $ 6     5,370,001
                                                                     ----------
                                                                     39,993,650
                                                                     ==========

  All preferred shares were converted into equivalent shares of common stock concurrent with the initial public offering of the Company's common stock in February 2000.

8. Stock Compensation and Retirement Plans

 Key Employee Equity Plan

  During 1998, the Company adopted the V-I-A Internet Inc. Key Employee Equity Plan (the "KEEP Plan"), an incentive plan to attract and retain qualified officers, key employees, directors and other persons at VIA and our operating companies. The KEEP Plan provides for the granting of stock options to key employees of the Company. Rights are granted with an exercise price as determined by the Company's Board of Directors. The stock purchase rights vest immediately and expire two months from the date of the grant unless terminated earlier. As of December 31, 1999 and 2000, the Company has reserved 800,000 common shares for issuance under the KEEP Plan.

 Stock Option Plan

  In 2000, the Company adopted the Amended and Restated 1998 Stock Option and Restricted Stock Plan (the "Option Plan"). The Option Plan allows the Company to issue employees either incentive or non-qualified options, which vest over such periods as may be determined by the Board of Directors, generally two to four years. The options expire no later than ten years and one month after grant date. The Option Plan allows for grants, which would allow the grantees to exercise their options prior to vesting in exchange for restricted common stock or restricted stock units, however, no such grants have been made. Options granted prior to our initial public offering of the company's common stock in February 2000 have an exercise price equal to the estimated value of the common stock at the date of grant as determined by the Company's Board of Directors. Options granted after the date of our initial public offering have an exercise price equal to the closing price for our stock on the Nasdaq National Market on the last trading day immediately prior to the date of grant. As of December 31, 1999 and 2000 the Company has reserved 9,200,000 common shares for issuance under the Option Plan.

 Warrants for Common Stock

  In April 1998, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $2.40, to a non-employee member of the Board of Directors. These warrants vested immediately and expire five years from the grant date. As of December 31, 2000 no warrants have been exercised.

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)


 Fair Value of Stock Options and Warrants

  For disclosure purposes under SFAS No. 123, the fair value of each stock option and warrant granted is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                      1998                      1999                  2000
                         ------------------------------ --------------------- ---------------------
                         KEEP Plan Option Plan Warrants KEEP Plan Option Plan KEEP Plan Option Plan
                         --------- ----------- -------- --------- ----------- --------- -----------
Expected life in
 months.................      2       48-60       60         2       12-48         2       48-84
Risk-free interest
 rate...................    4.5%          5%       5%      4.4%        4.9%      5.5%          6%
Volatility..............      0%          0%       0%        0%      0%-50%       90%         90%
Dividend yield..........      0%          0%       0%        0%          0%        0%          0%

  For all options granted subsequent to the initial filing of the Company's public offering in November 1999 through December 31, 1999, a volatility factor of 50% was used. For options granted in the fiscal year 2000, a volatility factor of 90% was used.

  Utilizing these assumptions, the weighted-average fair value of the stock options and warrants granted was as follows:

                                                              1998  1999   2000
                                                              ----- ----- ------
   KEEP Plan................................................. $0.02 $0.15 $ 3.22
   Option Plan............................................... $0.36 $4.54 $12.17
   Warrants.................................................. $0.53   --     --

  Under the above model, the total value of stock options and warrants granted was approximately $440, $20,172 and $47,057 in 1998, 1999 and 2000
respectively, which would be amortized on a pro forma basis over the option-vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma results would have been as follows:

                                      For the Years Ended December 31,
                            ---------------------------------------------------------
                                  1998               1999                2000
                            -----------------  ------------------  ------------------
                               As       Pro       As       Pro        As       Pro
                            Reported   Forma   Reported   Forma    Reported   Forma
                            --------  -------  --------  --------  --------  --------
   Net loss................ $(5,342)  $(5,403) $(30,995) $(31,827) $(74,247) $(85,061)
   Net loss per share...... $(24.29)  $(24.56) $ (28.55) $ (29.32) $  (1.40) $  (1.61)

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

  Following is a summary of the Company's stock purchase right, stock option and warrant activity through December 31, 2000:

                            Number of Shares of Common
                                       Stock                           Weighted-
                            -----------------------------               Average
                              KEEP     Option                Price     Exercise
                              Plan      Plan     Warrants  Per Share     Price
                            --------  ---------  -------- ------------ ---------
   Balance at December 31,
    1997...................      --         --       --            --      --
   Granted.................  365,000  1,080,000  100,000  $1.00-$ 2.40  $ 2.13
   Exercised...............      --         --       --            --      --
   Forfeited...............  (25,000)   (50,000)     --   $       2.40  $ 2.40
                            --------  ---------  -------
   Balance at December 31,
    1998...................  340,000  1,030,000  100,000  $1.00-$ 2.40  $ 2.11
                            --------  ---------  -------
   Granted.................  332,000  4,380,500      --   $4.00-$ 9.75  $ 7.50
   Exercised............... (495,158)       --       --   $2.40-$ 9.75  $ 3.16
   Forfeited............... (116,842)   (54,002)     --   $2.40-$ 9.75  $ 5.36
                            --------  ---------  -------
   Balance at December 31,
    1999...................   60,000  5,356,498  100,000  $1.00-$ 9.75  $ 6.16
                            --------  ---------  -------
   Granted.................   37,500  4,006,150      --   $6.13-$21.63  $15.12
   Exercised...............  (90,325)  (384,279)     --   $2.40-$ 9.00  $ 4.96
   Forfeited...............   (7,175)  (989,715)     --   $2.40-$19.00  $ 9.94
                            --------  ---------  -------
   Balance at December 31,
    2000...................      --   7,988,654  100,000  $1.00-$21.63  $10.49
                            ========  =========  =======
   Exercisable, December
    31, 1998...............  340,000     47,037  100,000  $1.00-$ 8.25  $ 2.58
                            ========  =========  =======
   Exercisable, December
    31, 1999...............   60,000    670,442  100,000  $1.00-$ 9.00  $ 4.48
                            ========  =========  =======
   Exercisable, December
    31, 2000...............      --   2,086,639  100,000  $1.00-$18.69  $ 6.38
                            ========  =========  =======

  All stock purchase rights and options granted during 1998 were granted with exercise prices equal to the fair market value as determined by the Board of Directors. During 1999 and 2000, prior to the initial public offering, the Company determined that the fair value of the underlying common stock exceeded the exercise price of certain stock purchase rights and stock option grants by $14,485 and $588, respectively. Such amounts will be amortized over the vesting period. The Company recognized an expense of $1,697 and $5,602 in 1999 and 2000, respectively.

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

  The following table summarizes information about the outstanding and exercisable options and warrants at December 31, 2000:

                                                       Outstanding
                                          --------------------------------------
                                                    Weighted-Average
                                                       Remaining
                                                    Contractual Life Exercisable
   Exercise Price                          Number       (months)       Number
   --------------                         --------- ---------------- -----------
   $1.00.................................   300,000       87.5          193,749
   $2.40.................................   381,360       76.4          326,037
   $4.00................................. 1,041,575      100.4          430,863
   $6.13.................................   378,500      119.2              --
   $8.25.................................   390,958      102.8          172,841
   $9.00................................. 2,372,200      109.1          885,618
   $9.75.................................   567,061      107.0          163,990
   $10.56................................    50,000      116.5              --
   $12.94................................   196,250      116.1              --
   $14.88................................   251,000      116.0              --
   $16.00................................   183,000      108.6              --
   $18.69................................   705,250      113.9           13,541
   $19.00................................ 1,268,500      111.2              --
   $21.63................................     3,000      116.1              --
                                          ---------                   ---------
                                          8,088,654      106.8        2,186,639
                                          =========                   =========

  In January 2001, the Company granted 35,000 stock options, at an exercise price of $6.13 per share. In February 2001, the Company granted 258,000 stock options at an exercise price of $6.06.

9. Income Taxes

  The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                                               For the Years
                                                               Ended December
                                                                    31,
                                                               ----------------
                                                               1998  1999  2000
                                                               ----  ----  ----
   Statutory U.S. federal income tax rate.....................  34%   34%   34%
   Minority interest..........................................   1     3     1
   Goodwill amortization......................................  (5)  (11)  (16)
   State income taxes, net....................................   1     1     1
   Change in valuation allowance.............................. (19)  (34)  (17)
   Loss in unconsolidated subsidiary..........................  (7)  --    --
   International subsidiaries................................. --      8    (2)
   Other......................................................  (2)   (1)  --
                                                               ---   ---   ---
   Effective income tax rate..................................   3%    0%    1%
                                                               ===   ===   ===

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

  The (benefit from) provision for income taxes is summarized below:

                                                                For the Years
                                                               Ended December
                                                                     31,
                                                               ----------------
                                                               1998   1999 2000
                                                               -----  ---- ----
   Current income taxes:
     International............................................ $ --   $65  $946
     Federal..................................................   --   --    --
     State....................................................   --   --     27
                                                               -----  ---  ----
                                                                 --    65   973
   Deferred income taxes:
     International............................................  (145) --     12
     Federal..................................................   --   --    --
     State....................................................   --   --    --
                                                               -----  ---  ----
   Total deferred income taxes................................  (145) --     12
                                                               -----  ---  ----
   Total (benefit from) provision for income taxes............ $(145) $65  $985
                                                               =====  ===  ====

  The components of loss before income taxes and minority interest are as follows:

                                                       For the Years Ended
                                                          December 31,
                                                    ---------------------------
                                                     1998      1999      2000
                                                    -------  --------  --------
   U.S operations.................................. $(4,107) $ (8,215) $(17,693)
   Non-U.S. operations.............................  (1,619)  (24,882)  (58,100)
                                                    -------  --------  --------
                                                    $(5,726) $(33,097) $(75,793)
                                                    =======  ========  ========

  Deferred tax assets and liabilities were comprised of the following:

                                                   1998      1999      2000
                                                  -------  --------  --------
   Deferred tax assets:
     Federal net operating loss carryforward..... $   539  $  3,695  $  6,088
     Start-up costs..............................     523       962       294
     IMC cash to accrual adjustment..............     --        --        335
     Deferred compensation.......................     --        770     2,435
     Other.......................................     --        403     3,298
     International subsidiaries net operating
      loss carryforward..........................     145     5,979    15,506
                                                  -------  --------  --------
   Gross deferred tax assets.....................   1,207    11,809    27,956
                                                  -------  --------  --------
   Deferred tax liabilities:
     Unrealized foreign currency gain............     (48)     (412)     (341)
     Foreign acquired intangible assets..........     --        --     (3,467)
     Depreciation and amortization...............     --        (70)      (60)
                                                  -------  --------  --------
   Gross deferred tax liabilities................     (48)     (482)   (3,868)
                                                  -------  --------  --------
   Net deferred tax assets.......................   1,159    11,327    24,088
   Valuation allowance...........................  (1,159)  (11,327)  (24,100)
                                                  -------  --------  --------
   Net deferred tax asset (liability)............ $   --   $    --   $    (12)
                                                  =======  ========  ========

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

  The net deferred tax assets have been reduced by a valuation allowance since management has determined that currently it is more likely than not that such benefits will not be realized. The change in the valuation allowance was an increase of $12,733 in 2000, which is primarily related to additional operating losses in the U.S. and foreign jurisdictions and amounts attributable to the purchased intangible assets other than goodwill for the foreign subsidiaries. The company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of these valuation allowances.

  At December 31, 1998, 1999 and 2000, the Company had a U.S. net operating loss carryforwards of approximately $1,427, $9,731 and $16,022, respectively, which may be used to offset future taxable income. These carryforwards begin to expire in 2018. Further, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards which can be utilized if certain changes in the Company's ownership occur.

  At December 31, 1998, 1999 and 2000, the Company had net operating losses from its foreign subsidiaries of approximately $406, $17,235 and $41,330, respectively, of which $13,184 expires between 2001 and 2010 and $28,146 has an indefinite carryforward period. It is expected that all earnings generated from foreign subsidiaries will be permanently reinvested in those subsidiaries.

10. Commitments and Contingencies

 Operating and Capital Lease Commitments

  The Company leases office space and equipment under non-cancelable operating leases expiring on various dates through 2010. In addition, the Company is required to make quarterly payments for certain operations and maintenance services over the life of the IRU arrangements ranging from 20-25 years. Rent expense for the years ended December 31, 1998, 1999 and 2000, $178, $1,726 and $3,723, respectively.

  The Company also leases telecommunications and other equipment under capital leases.

  Future minimum lease payments under non-cancelable operating leases and capital leases at December 31, 2000 are as follows:

   Year Ending December 31,                                    Operating Capital
   ------------------------                                    --------- -------
   2001.......................................................  $ 5,126   $575
   2002.......................................................    5,840    276
   2003.......................................................    4,799     58
   2004.......................................................    3,224     22
   2005.......................................................    2,717    --
   Thereafter.................................................    2,930    --
                                                                -------   ----
                                                                $24,636    931
                                                                =======
   Less amount representing interest..........................             (65)
                                                                          ----
   Present value of future minimum lease payments.............            $866
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

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)


11. Segment Reporting

  The Company offers a variety of Internet access, web hosting, e-commerce, Internet security and related services to businesses and consumers in Europe, Latin America and the United States. As of December 31, 2000, the Company served primary markets in 14 countries, with operations organized into four geographic operating segments--North America, South America, the United Kingdom (UK) and Southern Europe and Central and Western Europe. These segments generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design, consulting services, and sale of third-party hardware and software. Corporate expenses which are not allocated to one of the operating segments are shown to reconcile to the total consolidated figures.

  Beginning in the quarter ended September 30, 2000, VIA modified its definition of total segment assets and beginning in the quarter ended December 31, 2000, VIA reorganized its management reporting structure to create four reportable segments rather than two. Prior amounts have been revised to conform to the current presentation.

  Each of these geographic operating segments is considered a reportable segment, and the accounting policies of the operating segments are the same as those described in Note 1. The Company evaluates the performance of its segments based on revenue and earnings before interest, taxes, depreciation and amortization and non-cash compensation charges ("EBITDA"). The table below presents information about the reported revenue, EBITDA and assets of the Company's segments for the years ended December 31, 1998, 1999 and 2000.

                                                      UK, Ireland
                                                          and     Central and
                                     North    South    Southern     Western
                         Corporate  America  America    Europe      Europe     Total
                         ---------  -------  -------  ----------- ----------- --------
The year ended December
 31, 1998:
  Revenue............... $    --    $   --   $   651    $ 1,203     $ 1,494   $  3,348
  EBITDA................   (4,389)      --      (329)       121        (166)    (4,763)
  Assets................   21,733       --    15,474     20,464      15,354     73,025
The year ended December
 31, 1999:
  Revenue............... $    --    $ 2,447  $ 5,376    $19,477     $11,994   $ 39,294
  EBITDA................   (8,064)     (513)  (1,316)      (811)     (3,103)   (13,807)
  Assets................   52,432    36,767   13,016     72,291      25,077    199,583
The year ended December
 31, 2000:
  Revenue............... $    --    $18,008  $ 6,450    $45,432     $33,101   $102,991
  EBITDA................  (16,333)     (861)  (5,571)      (701)     (4,079)   (27,545)
  Assets................  274,981    84,987    6,461     54,995      63,459    484,883

                              VIA NET.WORKS, INC.

        (in thousands of U.S. Dollars, except share and per share data)

  Adjustments to reconcile total EBITDA to loss before income taxes and minority interest are as follows:

                                  For the           For the           For the
                                Year Ended        Year Ended        Year Ended
                             December 31, 1998 December 31, 1999 December 31, 2000
                             ----------------- ----------------- -----------------
   EBITDA..................       $(4,763)         $(13,807)         $(27,545)
   Non-cash compensation...           --             (1,697)           (5,602)
   Depreciation and
    amortization...........        (1,304)          (19,425)          (46,697)
                                  -------          --------          --------
   Loss from operations....        (6,067)          (34,929)          (79,844)
   Interest income
    (expense), net.........         1,425             1,185            11,171
   Other income (expense)..        (1,084)              647            (7,120)
                                  -------          --------          --------
   Loss before income taxes
    and minority interest..       $(5,726)         $(33,097)         $(75,793)
                                  =======          ========          ========

  The three largest revenue producing countries for 1998 and 1999, the United Kingdom, Germany and Argentina, generated revenues in the amounts of $1,203, $1,494 and $651; and $16,923, $8,253, and $3,136, respectively. For 2000, the three largest revenue producing countries, the United Kingdom, Germany and Mexico, generated revenues in the amounts of $40,158, $14,330, and $16,643, respectively. Revenue from our U.S. operating company, for the period in 2000 for which it was owned, was $1,365.

                                  SCHEDULE II

                              VIA NET.WORKS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                         (in thousands in U.S. dollars)

                                                    Charged
                            Balance at Balances of  to costs                 Balance at
                            beginning    acquired     and                      end of
   Description              of period  subsidiaries expenses Deductions(/1/)   period
   -----------              ---------- ------------ -------- --------------- ----------
   Year ended December 31,
    1998:
   Allowance for doubtful
    accounts...............   $    0       $200      $   17       $   0        $  217
                              ======       ====      ======       =====        ======
   Year ended December 31,
    1999:
   Allowance for doubtful
    accounts...............   $  217       $822      $  640       $(383)       $1,296
                              ======       ====      ======       =====        ======
   Year ended December 31,
    2000:
   Allowance for doubtful
    accounts...............   $1,296       $113      $2,561       $(347)       $3,623
                              ======       ====      ======       =====        ======

--------
(/1/)Amounts represent the write off of uncollectible accounts receivable balances.

                                 EXHIBIT INDEX

 Exhibit
 -------
   3.1    Amended and Restated Certificate of Incorporation of VIA NET.WORKS,
          Inc. (1)

   3.2    Amended and Restated Bylaws of the VIA NET.WORKS, Inc. (2)

  10.1*   Amended and Restated 1998 Stock Option and Restricted Stock Plan (2)

  10.2*   Form of 1998 Stock Option and Restricted Stock Plan Incentive Stock
          Option Agreement for executive employee (4)

  10.3*   Form of 1998 Stock Option and Restricted Stock Plan Incentive Stock
          Option Agreement for non-executive employee (4)

  10.4*   Key Employee Equity Plan, as amended (5)

  10.5*   Amendment No. 2 to Key Employee Equity Plan (2)

  10.6 Form of Purchase Agreement by and between VIA and its preferred stockholders (3)

  10.7**  Indefeasible Right of Use Agreement in Inland Capacity (United
          Kingdom), dated as of June 21, 1999, by and between GT U.K. Ltd. and VIA NET.WORKS Europe Holding B.V. (5)

  10.8**  Indefeasible Right of Use Agreement in Inland Capacity (United
          States), dated as of June 21, 1999, by and between GT Landing Corp.
          and VIA NET.WORKS Europe Holding B.V. (5)

  10.9**  Capacity Purchase Agreement, dated as of June 21, 1999, by and between Atlantic Crossing Ltd. And VIA NET.WORKS Europe Holding B.V.
          (5)

  10.10** Customer Agreement for an IRU Capacity, dated as of July 21, 1999, by and between iaxis Limited and VIA NET.WORKS, Europe Holding B.V. (5)

  10.11** Software License and Support Agreement by and between Portal
          Software, Inc. and VIA Net Works, UK Limited, dated as of October 29,
          1999 (5)

  10.12   Distribution and Revenue Sharing Agreement, dated as of June 30,
          1999, by and between Trellix Corporation and VIA NET.WORKS, Inc. (5)

  10.13   Amended and Restated Stockholders Agreement by and among VIA
          NET.WORKS, Inc. and the additional parties named therein, dated as of April 20, 1999 (5)

  10.14 Registration Rights Agreement by and among VIA NET.WORKS, Inc. and the stockholders named therein (4)

  10.15   Transit Service Agreement, dated as of August 1, 1999, between Verio
          Inc. and VIA NET.WORKS, Inc. (5)

  10.16*  Employee Letter Agreement between VIA and Antonio Tavares (4)

  10.17*  Employee Confidentiality Agreement between VIA and Antonio Tavares
          (4)

  10.18*  Retention Agreement by and between Dialdata and Antonio Tavares (4)

  10.19*  Termination Agreement by and between Dialdata and Antonio Tavares (4)

  10.20* Form of Indemnification Agreement by and between VIA and its officers and directors (2)

  21.1    List of Subsidiaries
  23.1    Consent of PricewaterhouseCoopers LLP

--------
(1) Incorporated by reference to VIA's annual report on Form 10-K for the period ended December 31, 1999.
(2) Incorporated by reference to VIA's registration statement on Form S-1, File No. 333-91615, as filed with the SEC on January 19, 2000.

(3) Incorporated by reference to VIA's registration statement on Form S-1, File No. 333-91615, as filed with the SEC on February 8, 2000.
(4) Incorporated by reference to VIA's registration statement on Form S-1, File No. 333-91615, as filed with the SEC on January 3, 2000.
(5) Incorporated by reference to VIA's registration statement on Form S-1, File No. 333-91615, as filed with the SEC on November 24, 1999.
*  Management or compensatory contract or plan.
** Confidential treatment has been granted for portions of this exhibit.