Form 10-Q
period 2001-03-31
VIA NET WORKS INC
filed 2001-05-11
CIK 1098402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR


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
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)                Identification No.)

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]


As of May 1, 2001, the aggregate market value of the 53,774,468 shares of common stock held by non-affiliates of the registrant was $119,917,063.64 based on the closing sale price ($2.23) of the registrant's common stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of May 1, 2001, there were outstanding 54,074,899 shares of the registrant's common stock and 6,770,001 shares of the registrant's non-voting common stock.

                              VIA NET.WORKS, INC.
                               TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

          Consolidated Condensed Balance Sheets as of March 31, 2001 and December 31,
             2000 (unaudited)...................................................................      3

          Consolidated Statements of Operations for the three months ended
             March 31, 2001 and 2000 (unaudited)................................................      4

          Consolidated Statements of Cash Flows for the three months ended
            March 31, 2001 and 2000 (unaudited).................................................      5

          Notes to the Consolidated Financial Statements (unaudited)............................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
            Of Operations.......................................................................     10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................     17


PART II.  OTHER INFORMATION.....................................................................     18


Item 1.   Legal Proceedings.....................................................................     18

Item 2.   Changes in Securities and Use of Proceeds.............................................     18

Item 3.   Defaults Upon Senior Securities.......................................................     18

Item 4.   Submission of Matters to a Vote of Security Holders...................................     18

Item 5.   Other Information ....................................................................     18

Item 6.   Exhibits and Reports on Form 8-K......................................................     18

SIGNATURES......................................................................................     19

EXHIBIT INDEX...................................................................................     20

                                     PART I

Item 1. Financial Statements


                              VIA NET.WORKS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands of U.S dollars, except share data)
                                  (Unaudited)
                                    ________

                                                                                        December 31,       March 31,
                                                                                            2000             2001
                                                                                        ------------      ------------
                                      ASSETS
Current assets:
  Cash and cash equivalents                                                             $    237,839      $    207,460
  Trade and other accounts receivable, net of allowance of $3,623 and 3,866,
    respectively                                                                              20,305            22,992
  Other current assets                                                                         5,228             6,777
                                                                                        ------------      ------------
       Total current assets                                                                  263,372           237,229

Property and equipment, net                                                                   39,227            39,194
Goodwill and other acquired intangible assets, net                                           181,082           170,714
Other noncurrent assets                                                                        1,202             1,100
                                                                                        ------------      ------------
       Total assets                                                                     $    484,883      $    448,237
                                                                                        ============      ============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                       $    21,866      $     19,998
  VAT and other taxes payable                                                                  2,332             2,116
  Short-term notes and current portion of long-term debt                                       3,265             2,977
  Deferred revenue                                                                            14,360            13,914
  Other current liabilities and accrued expenses                                              12,828            13,718
                                                                                        ------------      ------------
       Total current liabilities                                                              54,651            52,723

Long-term debt                                                                                 1,894             1,414
                                                                                        ------------      ------------
       Total liabilities                                                                      56,545            54,137

Contingencies

Minority interest in consolidated subsidiaries                                                   597               117


Stockholders' equity:
  Common stock, $.001 par value; 125,000,000 shares authorized; 54,061,998 and
    54,074,899 shares issued and outstanding; respectively                                        54                54
  Non-voting common stock, $.001 par value; 7,500,000 shares authorized; 6,770,001
    shares issued and outstanding                                                                  7                 7
  Additional paid-in capital                                                                 558,196           558,064
  Accumulated deficit                                                                       (110,905)         (141,410)
  Deferred compensation                                                                       (6,409)           (5,466)
  Accumulated other comprehensive loss                                                       (13,202)          (17,266)
                                                                                        ------------      ------------
       Total stockholders' equity                                                            427,741           393,983
                                                                                        ------------      ------------
       Total liabilities and stockholders' equity                                       $    484,883      $    448,237
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

                              VIA NET.WORKS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (in thousands of U.S. dollars, except share and per share data)
                                  (Unaudited)
                                    ________

                                                                    For the three months ended
                                                                              March 31,
                                                                -------------------------------------
                                                                     2000                   2001
                                                                -------------           -------------
 Revenue                                                        $      20,019           $      26,030
                                                                -------------           -------------

Operating costs and expenses:
   Internet services                                                   10,364                  13,648
   Selling, general and administrative                                 17,427                  24,211
   Depreciation and amortization                                        9,466                  15,419
                                                                -------------           -------------

Total operating costs and expenses                                     37,257                  53,278
                                                                -------------           -------------

Loss from operations                                                  (17,238)                (27,248)
                                                                -------------           -------------

Interest income, net                                                    1,566                   2,525
Other expense, net                                                         --                     (45)
Foreign currency losses                                                (1,493)                 (5,545)
                                                                -------------           -------------

Loss before income taxes and minority interest                        (17,165)                (30,313)
Income tax expense                                                       (118)                   (332)
Minority interest in loss of consolidated subsidiaries                    668                     140
                                                                -------------           -------------
Net loss attributable to common stockholders                    $     (16,615)          $     (30,505)
                                                                =============           =============

Basic and diluted loss per share attributable to
  common stockholders                                           $       (0.54)          $       (0.50)
                                                                =============           =============

Shares used in computing basic and diluted loss per share          30,536,005              60,811,180
                                                                =============           =============

       The accompanying notes are an integral p0arat of these consolidated financial statements.


                              VIA NET.WORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        (in thousands of U.S. dollars, except share and per share data)
                                  (Unaudited)
                                    _______

                                                           For the three months ended
                                                                   March 31,
                                                          ----------------------------
                                                               2000           2001
                                                          -------------  -------------
Cash flows from operating activities:
  Net loss                                                $     (16,615) $     (30,505)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                             9,466         15,419
        Employee stock compensation                               1,578            763
        Provision for doubtful accounts receivable                    -          1,311
        Unrealized foreign currency transaction (gains)
          losses                                                    (66)         2,321
        Minority interest in loss of consolidated
          subsidiaries                                             (668)          (140)
  Changes in assets and liabilities, net of
     acquisitions:
        Accounts receivable                                      (1,199)        (5,206)
        Other current assets                                     (1,079)        (1,703)
        Accounts payable                                            268         (1,009)
        Other current liabilities and accrued expenses            3,459          1,685
        Deferred revenue                                          1,804            309
        Other noncurrent assets                                     (68)           (92)
                                                          -------------  -------------

        Net cash used in operating activities                    (3,120)       (16,847)
                                                          -------------  -------------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                            (20,799)        (7,882)
  Proceeds from the disposition of operating subsidiary               -            330
  Purchases of property and equipment                            (6,180)        (5,146)
  Other assets                                                   (5,154)             -
                                                          -------------  -------------

        Net cash used in investing activities                   (32,133)       (12,698)
                                                          -------------  -------------

Cash flows from financing activities:
  Repayment of debt                                              (1,340)          (652)
  Proceeds from issuance of common stock, net                   332,930             47
  Proceeds from borrowings                                          636            169
                                                          -------------  -------------

        Net cash provided by (used in) financing
          activities                                            332,226           (436)
                                                          -------------  -------------

Effect of currency exchange rate changes on cash                    817           (398)
                                                          -------------  -------------
Net increase (decrease) in cash and cash equivalents            297,790        (30,379)
Cash and cash equivalents, beginning of period                   20,067        237,839
                                                          -------------  -------------
Cash and cash equivalents, end of period                  $     317,857  $     207,460
                                                          =============  =============

Noncash investing and financing transactions:
   Common stock issued to satisfy debt                    $       5,183  $           -
                                                          =============  =============
   Common stock issued in connection with acquisitions    $       3,274  $           -
                                                          =============  =============


       The accompanying notes are an integral part of these consolidated financial statements.

                              VIA NET.WORKS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  (Unaudited)

1. Basis of Presentation

   These consolidated financial statements for the three month periods ended March 31, 2000 and 2001 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. ("VIA" or "the Company") as of and for the year ended December 31, 2000, included in VIA's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (Annual Report). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of VIA at March 31, 2001 and the results of operations and cash flows for the three month periods ended March 31, 2000 and 2001. The results of operations for the three-month period ended March 31, 2001 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2001.

2. Comprehensive Loss

   Comprehensive loss for the three months ended March 31, 2000 and 2001 was as follows (in thousands of U.S. dollars):


                                                  March 31,          March 31,
                                                    2000               2001
                                                    ----               ----
     Net loss                                  $   (16,615)       $   (30,505)
     Foreign currency translation adjustment        (1,857)            (4,064)
                                               -----------         ----------
     Comprehensive loss                        $   (18,472)       $   (34,569)
                                               ===========        ===========


3. Acquisitions of Certain Businesses

   Beginning in June 1998 and continuing through October 2000, the Company made a series of acquisitions of Internet services providers located in Europe, Latin America and the U.S., each of which offered various Internet services including Internet access, web hosting, ecommerce, Internet security and other services, primarily to small and mid-sized businesses.

   Each of the acquisitions has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition dates. Identifiable intangible assets as of the date of acquisition primarily consist of a customer base, employee workforce and the trade name. Because the Company's operating strategy following an acquisition generally results in changing the existing target market from residential subscribers to small and mid-sized businesses and a focus on the VIA NET.WORKS brand name, the value allocated to the acquired customer bases and trade names has not been significant. Likewise, due to the short operating history of most of these acquired businesses, there is uncertainty as to employee retention. As a result, a significant portion of the purchase price has been allocated to goodwill.

   Acquisitions

   Since 1998, the Company completed 26 acquisitions for cash, notes and common stock:

                          Number of      Aggregate
                         Businesses      Purchase       Assets     Liabilities
                          Acquired         Price        Acquired     Assumed
                         ----------      ---------      --------     -------
                                            (In thousands of U.S. dollars)
     1998..........           4           $ 39,217      $ 6,456      $ 7,148
     1999..........          13           $ 92,327      $15,867      $18,321
     2000..........           9           $ 75,715      $ 8,454      $ 6,356
                           ----           --------      -------      -------
     Total.........          26           $207,259      $30,777      $31,825

                              VIA NET.WORKS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  (Unaudited)


   In connection with the acquisition of Net4You, we paid approximately $195,000 to the minority shareholders of that company in the first quarter of 2001. In connection with the acquisition of DNS, we are obligated to pay off an acquisition related promissory note, for approximately $901,000, to one of the former owners, which we anticipate paying in the second quarter 2001.

   In connection with the purchase of ISAR, we paid an additional contingent earn-out cash payment in the amount of $3.3 million in March 2001. The payment amount was determined based on revenue and EBITDA of ISAR for the year ended December 31, 2000. Additionally, in March 2001, as required under the purchase agreement related to the acquisition of VIA NET.WORKS (Schweiz) AG (formerly Smartcomp), we made a contingent earn-out cash payment of $3.2 million, based on year 2000 consolidated revenue and EBITDA of VIA NET.WORKS (Schweiz) AG and its wholly-owned subsidiary, SmartWeb GmbH.

   We have agreements with the minority stockholders of our majority-owned operating companies that give us the right, after a specified period of time, to purchase their shares in those operating companies based on predetermined price formulas which consider revenue growth, operating results and cash flows. In some cases, the minority stockholders have the right to purchase our shares in those operating companies if we do not exercise our purchase right by a specified date. In March 2001, we exercised our right to purchase the remaining shares of M&CNet, one of our operations in Switzerland, for $1.1 million.

   In January 2001, VIA NET.WORKS Deutschland completed the sale of its 100% interest in Ecce Terram to that company's former owner. The transaction resulted in no net gain or loss in the consolidated statements of VIA.


4. Property and Equipment

   Property and equipment consisted of the following (in thousands of U.S. dollars):


                                                   December 31,      March 31,
                                                       2000            2001
                                                   -------------   -------------

   Hardware and other equipment................        $ 23,615        $ 23,997
   Network and data center assets..............          25,075          24,746
   Software....................................           7,595           9,359
   Furniture and fixtures......................           2,999           3,286
                                                       --------        --------
                                                         59,284          61,388
   Accumulated depreciation and amortization...         (20,057)        (22,194)
                                                       --------        --------
   Property and equipment, net.................        $ 39,227        $ 39,194
                                                       ========        ========

   Total depreciation expense was $2.1 million and $3.3 million for the three months ended March 31, 2000 and 2001, respectively. In the United Kingdom in the first quarter 2001, approximately $1.6 million in managed assets that were previously held under the network and data center asset category were reclassified as hardware. This reclassification was made based on the determination that assets held on the customer premises should be classified as hardware rather than network assets. Certain network assets as of December 31, 2000 have been reclassified as hardware to reflect the current year presentation.


5. Goodwill and Other Acquired Intangible Assets

   Goodwill and other intangible assets acquired through business acquisitions consisted of the following (in thousands of U.S. dollars):

                              VIA NET.WORKS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  (Unaudited)


                                          December 31,     March 31,
                                              2000           2001
                                          ------------    -----------
       Goodwill                            $  220,378       $ 221,738
       Customer base                            8,360           8,595
       Employee workforce                       3,760           3,760
       Accumulated amortization               (51,416)        (63,379)
                                          -----------     -----------

       Total                               $  181,082       $ 170,714
                                          ===========     ===========

   Total amortization expense was $7.4 million and $12.1 million for the three months ended March 31, 2000 and 2001, respectively. The value assigned to goodwill, customer base and employee workforce is being amortized over its estimated useful life of five years.


6. Short-term Notes and Long-term Debt

   Short-term notes and long-term debt consisted of the following (in thousands of U.S. dollars):

                                                                              December 31,        March 31,
                                                                                  2000               2001
                                                                             ------------       -----------
     Acquisition debt                                                        $      1,495       $       901
     Debt related to IRU Agreements, 12%, due quarterly to 2002                     2,476             2,476
     Capital lease obligations at interest rates ranging from 7.8% to
        8.0%, due monthly through 2004                                                866               537
     Notes payable, due monthly through 2002                                          322               477
                                                                             ------------       -----------
                                                                                    5,159             4,391
     Less current portion                                                          (3,265)           (2,977)
                                                                             ------------       -----------
     Long-term portion                                                       $      1,894       $     1,414
                                                                             ============       ===========

   The acquisition debt represents amounts due to current or former managers of acquired businesses.


7. Contingencies

   From time to time, VIA is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of VIA.


8. Segment Reporting

   The Company offers a variety of Internet access, web hosting, ecommerce, Internet security and related services to businesses and consumers in Europe, Latin America and the United States. As of March 31, 2001 the Company served primary markets in 14 countries, with operations organized into four geographic operating segments--North America, South America, the United Kingdom (UK), Ireland and Southern Europe, and Central and Western Europe. These segments generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design, consulting services, and sale of third-party hardware and software. Corporate expenses, which are not allocated to one of the operating segments, are shown to reconcile to the total consolidated figures.

                              VIA NET.WORKS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  (Unaudited)


   Beginning in the quarter ended September 30, 2000, VIA modified its definition of total segment assets and beginning in the quarter ended December 31, 2000, VIA reorganized its management reporting structure to create four reportable segments rather than two. Prior amounts presented for the quarter ended March 31, 2000 have been revised to conform to the current presentation.

   Each of these geographic operating segments is considered a reportable segment. The Company evaluates the performance of its segments based on revenue and earnings before interest, taxes, depreciation and amortization and non-cash compensation charges ("EBITDA"). The table below presents information about the reported revenue, EBITDA and assets of the Company's segments for the three months ended March 31, 2000 and 2001, net of intercompany revenue of $948,000 and $1.7 million, respectively, which was eliminated upon consolidation. This table is presented in thousands of U.S. dollars.

                                                                               UK, Ireland
                                                                                   and       Central and
                                                         North       South       Southern      Western
                                          Corporate     America     America       Europe        Europe        Total
                                          ---------     -------     -------       ------        ------        -----
The three months ended March 31, 2000:
  Revenue..............................    $     --      $ 2,510     $ 1,423       $ 9,469       $ 6,617      $ 20,019
  EBITDA...............................    $ (3,887)     $  (714)    $  (915)      $   550       $(1,228)     $ (6,194)
  Assets...............................    $358,373      $36,105     $13,157       $68,306       $47,057      $522,998
The three months ended March 31, 2001:
  Revenue..............................    $     --      $ 4,767     $ 1,747       $ 8,765       $10,751      $ 26,030
  EBITDA...............................    $ (4,605)     $  (821)    $(1,212)      $(1,627)      $(2,801)     $(11,066)
  Assets...............................    $258,351      $79,727     $ 3,919       $45,219       $61,021      $448,237

   A reconciliation from total EBITDA to loss before income taxes and minority interest is as follows (in thousands of U.S. dollars):

                                               For the three      For the three
                                               months ended       months ended
                                              March 31, 2000      March 31, 2001
                                              --------------      --------------
     (in thousands of U.S. dollars)
     EBITDA                                   $      (6,194)      $    (11,066)
     Non-cash compensation                           (1,578)              (763)
     Depreciation and amortization                   (9,466)           (15,419)
                                              -------------       ------------

      Loss from operations                          (17,238)           (27,248)
      Other income, interest expense and
         foreign currency losses                         73             (3,065)
                                              -------------       ------------

      Loss before income taxes and
         minority interest                    $     (17,165)      $    (30,313)
                                              =============       ============

   The three largest revenue producing countries for the three month periods ended March 31, 2000 and 2001, the United Kingdom, Germany and Mexico, generated revenues in the amounts of $8.2 million, $3.2 million and $2.5 million, and $7.5 million, $4.0 million and $3.8 million, respectively. Revenue from our U.S. operating company, for the three months ended March 31, 2001 was $996,000.

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this Form 10-Q. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may,"
"will," "should," "expects," "plans," "anticipates," "could,"
"believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or similar words. Forward-looking statements on this Form 10-Q include, but by way of example only, statements regarding our expectations about the future reach and configuration of our network, and the future amounts and relative percentages as compared to total revenues of our value-added revenues and our operating and service-related costs. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed in the "Risk Factors" included on this Form 10-Q as Exhibit 99.1, as well as those described in the "Risk Factors" section of VIA's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (Annual Report). You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the Securities and Exchange Commission.


Overview

VIA NET.WORKS is a leading international provider of Internet access and value-added services focused on small and mid-sized businesses in Europe, Latin America and the United States. We have built our business through the acquisition, integration and growth of our Internet services providers in 14 countries, all of which have been acquired since June 1998. We currently operate in Argentina, Austria, Brazil, France, Germany, Ireland, Italy, Mexico, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States. By targeting businesses in Europe and Latin America, we have positioned VIA to capitalize on some of the most rapidly growing areas of the Internet market. Our European and Latin American markets have a relatively low number of total Internet users, and businesses in each region have a relatively low number of Internet services available to them. By choosing to serve these market segments, we have the opportunity to sell our services to a large number of businesses that have identifiable Internet needs but little or no Internet experience. Once we have developed relationships with these customers, we seek to upgrade them from entry-level Internet access services to more sophisticated and higher margin solutions such as managed application hosting and virtual private networking. In our U.S. market, we currently focus exclusively on web-related services such as shared and dedicated web hosting, and domain name registration, and Internet security services such as managed firewalls and virtual private networks, or VPNs. Our U.S. operation allows us to meet the U.S. web hosting and security needs of our large international customer base.

Our goal is to become the premier provider of international Internet solutions for businesses in Europe and Latin America. We intend to reach our goal by

 . delivering world-class service and technical support, . meeting business customers' needs with our reliable international network, . providing Internet solutions that provide businesses more productive, cost effective ways to communicate information and transact business, . building the VIA NET.WORKS brand name, . delivering quality customer service through continued investment in billing, back-office and customer care systems,
 .  continuing investment in network infrastructure and product development.

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

We currently offer a comprehensive portfolio of single source Internet solutions for business on both an integrated and stand-alone basis. Our solutions are packaged to address the needs of businesses that have immediate needs for a web presence or for specific Internet capabilities. Our solutions are also packaged to address more sophisticated Internet requirements. For businesses new to the Internet, our "Starter Solutions" provide a simple way to establish an online presence quickly and easily. These solutions consist of pre-packaged Internet tools that can be purchased individually or in a bundled solution, including Internet access, email, web-site hosting and domain
registration.   For customers ready to take advantage of more sophisticated
Internet capabilities, our "Tailored Solutions" combine the basic starter Internet services with advanced Internet solutions. These customized solutions provide a comprehensive array of Internet services which we integrate, manage and update for our customers on an ongoing basis. Our tailored solutions include advanced connectivity services which can address multiple-site, multiple-use and mobile user business applications, advanced hosting services which combine basic web hosting with more sophisticated applications such as intranets, extranets, exchanges, and business productivity capabilities and security services which provide extensive network security solutions to businesses of all sizes. Many of our customers do not have the internal resources or personnel to design or maintain Internet functions. As businesses rely more on the Internet for important business applications, they are increasing their outsourcing of information technology applications. To meet this need, we offer onsite, professional services to customers. Our local operations offer a broad range of professional services to their customers, including network and system design, web design, web-site development and maintenance, VPN and Internet security design and implementation, and other Internet-related services.

The following table summarizes our operations in Europe, Latin America and the United States by geographic operating segment, country, operating company and revenue contribution. VIA operates in 14 countries organized into four geographic operating regions:

 .  Central and Western Europe
 .  United Kingdom, Ireland and Southern Europe
 .  South America
 .  North America


                                                                                           Percentages of
                                                                                           --------------
                                                                                            Total Revenue
                                                                                            -------------
                                                                                           for the Quarter
                                                                                           ---------------
                                                                                                Ended
                                                                                                -----
Country of Operation                             Operating Company                          March 31, 2001
--------------------        -----------------------------------------------------------    ----------------
Central and Western Europe:
  Austria                   Net4You....................................................           1%
  France                    Artinternet................................................           2
                            DNS........................................................          10
                            MNET.......................................................           1
  Germany                   VIA NET.WORKS Deutschland (formerly GTN)...................           9
                            Highspeed-Server Eisnet....................................           1
                            INS........................................................           2
                            ISAR.......................................................           3
  The Netherlands           bART.......................................................           4
                            IAE........................................................           3
  Switzerland               M&CNet.....................................................           2
                            VIA NET.WORKS (Schweiz) (formerly Smartcomp)...............           3
United Kingdom, Ireland and Southern Europe:
  United Kingdom            VIA NET.WORKS UK...........................................          28
                            (formerly i-way, U-Net, WWS and Netlink)...................
  Ireland                   VIA NET.WORKS Ireland (formerly MediaNet)..................           1
  Italy                     VIA NET.WORKS Italia (formerly Meridian Microtech).........           1
  Portugal                  VIA NET.WORKS Portugal.....................................           2
  Spain                     VIA NET.WORKS Spain........................................           2
South America:
  Argentina                 VIA NET.WORKS Argentina....................................           2
                            ServiceNet.................................................(less than)1
  Brazil                    VIA NET.WORKS Brasil (formerly Dialdata)...................           4
North America:
  Mexico                    VIA NET.WORKS Mexico (formerly InfoAcces)..................          14
  United States             VIA NET.WORKS USA (formerly IMC Online)....................           4


RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared with the three months ended March 31, 2000

  Revenue
                                    Three months ended              % Increase/
                           March 31, 2000       March 31, 2001       (Decrease)
                           --------------       --------------      -----------
                             (in thousands of U.S. dollars)
Residential Access              $ 1,967              $ 1,823             (7)%
% of Total Revenue                   10%                   7%

Business Access                 $10,599              $11,100              5 %
% of Total Revenue                   53%                  43%

Value Added Services            $ 7,453              $13,107              76%
% of Total Revenue                   37%                  50%

Total Revenue                   $20,019              $26,030              30%


We generate revenue from the sale of Internet access services and Internet value-added services. Revenue from Internet access services, both dial-up and dedicated, derives primarily from subscriptions purchased by businesses and consumers. Additionally, in some countries we receive revenue in the form of payments from the telecommunications companies that our customers use to access our services. All of our access revenues are recognized as they are earned over the period the services are provided. Revenue from Internet value-added services comes from web hosting, applications hosting and related maintenance, domain name registration, Internet security services, sales of hardware and third-party software, network installation, training and consulting and other services. Services such as web and applications hosting and domain name registration are sold on a subscription basis and are paid for in advance or by monthly direct charges to credit or debit accounts. These revenues are recognized over the period in which the services are provided. Revenue from hardware and third-party software sales, installation, training and consulting, and other services is on a contract basis. Revenue from installation, training and consulting is recognized over the contract term as the related services are provided. Revenue from hardware and third-party software sales is recognized upon delivery or installation of the products, depending on the terms of the arrangement, and when the fee is fixed or determinable and collectibility is considered probable.

Revenue for the three months ended March 31, 2001 increased 30% to $26.0 million as compared to $20.0 million for the three months ended March 31, 2000. Our first quarter 2001 revenue was favorably impacted by the acquisition of 6 operations that occurred between April 1, 2000 and December 31, 2000. Residential access revenue declined by 7% in the first quarter 2001, as compared to the same period in 2000, reflecting the continuing run-off of low margin residential customers. Business access revenue increased only slightly, in line with our strategy of focusing on higher margin revenue streams. VIA obtained its wholesale and residential customer bases as part of our original acquisitions. We do not generally market to wholesale and residential customers in any of our operations and hence we expect these revenues to continue to run off. Value-added services, which include web hosting, web design, domain name registration, data networking, managed bandwidth and bundled service offerings increased by 76% in 2001, as compared to the same period in 2000. We expect value added services revenue to continue to increase in 2001, as we focus on these higher margin revenue streams.


 Internet services operating costs

                                               Three months ended               % Increase/
                                      March 31, 2000        March 31, 2001       (Decrease)
                                      --------------        --------------      -----------
                                        (in thousands of U.S. dollars)
Internet services operating costs         $10,364               $13,648              32%
% of Total Revenue                             52%                   52%


Our Internet services operating costs are the costs we incur to carry customer traffic to and over the Internet. We lease lines that connect our points of presence, or PoPs, either to our own network or to other network providers. We pay other network providers for transit, which allows us to transmit our customers' information to or from the Internet over their networks. We also pay other recurring telecommunications costs and personnel costs, including the cost of the local telephone lines used by customers to reach our PoPs and access our services, and costs related to customer support and care. We expect that our Internet services operating costs will increase as we increase capacity to meet customer demand. We anticipate that these costs will decline as a percentage of revenue, however, as we increase the percentage of higher margin value added services in our revenue mix, expand our owned network facilities and as competition drives the overall price of network capacity downward.

Our Internet services operating costs were $13.6 million for the three months ended March 31, 2001. We had $10.4 million of Internet services operating costs for the three months ended March 31, 2000. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel. Additionally, we incurred operating costs associated with our international network that we established in June 1999. The 32% increase in costs from 2000 to 2001 is due to the costs incurred by the 6 consolidated operations acquired between April 1, 2000 and December 31, 2000. Additionally, direct costs increased at many of our operating companies due to additional investment in network capacity and configuration.

  Selling, general and administrative

                                                    Three Months ended                % Increase/
                                           March 31, 2000        March 31, 2001        (Decrease)
                                           --------------        --------------       ------------
                                               (in thousands of U.S. dollars)
Selling, general & administrative costs        $17,427               $24,211               39%
% of Total Revenue                                  87%                   93%


Our largest selling, general and administrative expenses are compensation costs and the costs associated with marketing our products and services. Compensation costs include salaries and related benefits, commissions and bonuses. In many of our markets, we are required to make significant mandatory payments for government-sponsored social welfare programs, and we have little control over these costs. Our marketing expenses include the costs of direct mail and other mass marketing programs, advertising, customer communications, trade show participation, web site management and other promotional costs. Other selling, general and administrative expenses include the costs of travel, rent, utilities, insurance and professional fees. We expect that our selling, general and administrative expenses will increase to support our growth, but decrease over time as a percent of revenue.

We incurred selling, general and administrative expenses of $24.2 million for the three months ended March 31, 2001, a 39% increase over the $17.4 million we incurred for the three months ended March 31, 2000. Of the $24.2 million in costs in the first quarter 2001, $5.8 million, or 24%, of the costs were incurred by our corporate and regional organizations and $18.4 million, or 76%, of the expenses were incurred by our 25 subsidiaries. Corporate expenses increased, up 7% from the first quarter of 2000, and costs at the operating subsidiaries increased 53% from the first quarter of 2000. The increase in costs is attributable to planned increases in sales staffing and training in support of our organic growth and costs associated with the Company's integration activities in the first quarter 2001. Additionally, $2.5 million or 39% of the increase in costs at the operating subsidiaries was due to the 6 consolidated operations acquired between April 1, 2000 and December 31, 2000.

Depreciation and amortization

                                                    Three Months ended               % Increase/
                                           March 31, 2000        March 31, 2001       (Decrease)
                                           --------------        --------------      -----------
                                              (in thousands of U.S. dollars)
Depreciation and amortization                   $9,466               $15,419                63%
% of Total Revenue                                  47%                   59%

The largest component of our depreciation and amortization expense is the amortization of the goodwill arising from our acquisitions. Goodwill, which we amortize over five years, is created when the price at which we acquire a company exceeds the fair value of its net tangible and intangible assets. We also recognize depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciate these assets over their useful lives, generally ranging from three to five years. Our network infrastructure is depreciated over 20 or 25 years, depending on the contract term. The cost of network infrastructure purchased under indefeasible right of use agreements (IRU) is being amortized over the lesser of the estimated useful life or term of the agreement, generally 20 to 25 years. We expect depreciation expense to increase as we expand our network supporting infrastructures.

Our depreciation and amortization expense was $15.4 million for the three months ended March 31, 2001, up from $9.5 million for the three months ended March 31, 2000. This increase was primarily due to the amortization of goodwill arising from the acquisitions of the 6 consolidated operations completed between April 1, 2000 and December 31, 2000 and the partial period amortization for the 3 operating companies acquired in the first quarter 2000. The acquisition of these operations and the implementation of our international network also increased our depreciation expense for telecommunications equipment, computers and other fixed assets. For the 2001 period, $12.1 million, or 78%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $3.3 million, or 22% was related to the depreciation of fixed assets. For the 2000 period,

$7.4 million, or 79%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $2.1 million, or 21% was related to the depreciation of fixed assets.

Interest income and expense

                                                    Three Months ended               % Increase/
                                           March 31, 2000        March 31, 2001       (Decrease)
                                           --------------        --------------      -----------
                                          (in thousands of U.S. dollars)
Interest income and expense                     $1,566                $2,525              61%
% of Total Revenue                                   8%                   10%

For the three months ended March 31, 2001, we earned $2.6 million in interest income, a 30% increase over the $2.0 million we earned for the three months ended March 31, 2000. Interest income in both periods was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. For the 2001 period, we also incurred $118,000 of interest expense, as compared to $445,000 million of interest expense incurred in 2000. Interest expense relates to the debt agreements arising from the notes payable to the former owners of businesses acquired and lease financing of equipment in our operating subsidiaries.

Foreign currency gains and losses

                                                    Three Months ended               % Increase/
                                           March 31, 2000        March 31, 2001       (Decrease)
                                           --------------        --------------      -----------
                                              (in thousands of U.S. dollars)

Foreign currency gains and losses              $(1,493)              $(5,545)              271%
% of Total Revenue                                   7%                   21%

We recognized a $5.5 million foreign currency loss for the three months ended March 31, 2001, as compared to a $1.5 million foreign currency loss for the same period in the prior year. The loss in both periods was primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts, which were established to hold part of the proceeds of our initial public offering in February 2000. The remainder of the loss was contributed by fluctuations in the five other non-Euro-linked currencies in which we hold assets.


Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million, in the aggregate, through three private preferred stock offerings between August 1997 and April 1999. Through our initial public offering of common stock in February 2000, we raised approximately $333.0 million, net of underwriting discounts and commissions. At March 31, 2001, we had cash and cash equivalents of $207.5 million.

Cash used in operating activities was $16.8 million for the three months ended March 31, 2001 and $3.1 million for the three months ended March 31, 2000. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization, non-cash stock compensation charges and unrealized foreign currency transaction gains and losses.

Cash used in investing activities was $12.7 million for the three months ended March 31, 2001 and $32.1 million for the same period in 2000. In the 2001 period, we used cash to increase our investment in one partially owned operation and to pay two contingent earn-out payments in connection with two companies acquired in 2000. In the first quarter 2000, cash was primarily used for the acquisitions of DNS, Net4You and ISAR.

Cash used by financing activities was $436,000 for the three months ended March 31, 2001. In the same period in 2000, cash provided by financing activities was $332.2 million. In the first quarter 2001, cash was used primarily to repay debt. In the corresponding period in 2000, cash was primarily generated by the initial public offering of our common stock in February 2000.

We continue to pursue an aggressive internal growth strategy, and we will continue to consider strategic acquisitions on an opportunistic basis. Except for the potential need to fund a specific larger acquisition, should such an opportunity arise, we do not anticipate the need to obtain additional funding before we become self-sustaining.

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

On a periodic basis, management reviews the carrying value of the Company's investment in its operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-term assets, primarily goodwill. In its review, management considers market and competitive factors, operating and financial trends and the business outlook for each operation. As of March 31, 2001, management concluded that no event had occurred in any of its operations that would result in an impairment of long-term assets. Future changes in operating results or business outlook could result in a change in management's conclusions with respect to the recoverability of its long-term assets.

The foregoing statements regarding our liquidity and need for additional capital resources, as well as our expectations of future amortization of goodwill and other intangibles, are forward-looking statements based on current expectations, which involve certain risks and uncertainties. Actual results and the timing of certain events could differ materially from these forward-looking statements depending upon the nature, size and timing of future acquisitions, if any, and future amounts of net income before amortization, which we cannot predict, as well as other factors discussed in the "Risk Factors" included on this Form 10-Q as Exhibit 99.1, as well as those described in the "Risk Factors" section of VIA's Annual Report.

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

Exchange rates can vary significantly. During the three month period ended March 31, 2001, we experienced similar exchange rate fluctuations in all eight of the Euro-linked currencies in which we transact business. The Euro-linked currencies varied by approximately 9% in relation to the U.S. dollar during the first quarter of 2001, and at March 31, 2001 were approximately 6% below where they were at the beginning of the year. We realized foreign currency losses of $3.2 million for the three-month period, due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates but they did not have a material impact on our results.

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

We conduct business transactions with customers, network suppliers, banks and other businesses, and we will be exposed to Euro conversion problems in these third-party systems. During the transition period, to the extent we are supplying local service, we can continue billings and collections in the individual currencies to avoid Euro conversion problems. However, to the extent we have cross-border transactions in European Union countries, we will be exposed to Euro-related risks. The establishment of the European Monetary Union may have a significant effect on the economies of the participant countries. While we believe that the introduction of the Euro will eliminate exchange rate risks in respect of the currencies of those member states that have adopted the Euro, there can be no assurance as to the relative strength of the Euro against other currencies. Because a substantial portion of our net sales will be denominated in the Euro or currencies of European Union countries, we will be exposed to that risk.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion relates to our exposure to market risk, related to changes in interest rates and changes in foreign exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially due to a number of factors, as set forth in the "Risk Factors" included as Exhibit 99.1 on this Form 10-Q and included in the "Risk Factors" section of VIA's Annual Report on Form 10-K for the year ended December 31, 2000.

VIA has exposure to financial market risks, including changes in interest rates and foreign exchange rates. At March 31, 2001, VIA's financial instruments consisted of short-term investments and fixed rate debt related to acquisitions and network purchases. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At March 31, 2001 all of our investments are due to mature within twelve months and the carrying value of such investments approximates fair value. The majority of our debt obligations have fixed rates of interest.

As mentioned previously in the "Foreign Currency Exchange Risks" section, VIA has Euro denominated cash accounts, which expose the company to foreign currency exchange rate risk. As of March 31, 2001, a 10 percent increase or decrease in the level of the Euro exchange rate against the

  U.S. dollar with all other variables held constant would result in a realized gain or loss of $5.0 million. Additionally, VIA is exposed to foreign exchange rate risk related to its obligations denominated in foreign currencies. These obligations are a result of acquiring operating companies in various European and Latin American countries. VIA is also subject to risk from changes in foreign exchange rates for its international operations that use a foreign currency as their functional currency and are translated into U.S. dollars. These risks cannot be reduced through hedging arrangements.

                                    PART II.

Item 1.  Legal Proceedings

We are not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

None.

Use of Initial Public Offering Proceeds

  On February 16, 2000, VIA completed its initial public offering of shares of common stock, par value $.001 per share. VIA's initial public offering was made pursuant to a prospectus dated February 11, 2000, which was filed with the SEC as part of a registration statement, file no. 333-91615, that was declared effective by the SEC on February 10, 2000.

  The estimated net offering proceeds to VIA after deducting the estimated expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through March 31, 2001, VIA has used $86.6 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA's investment in various partially owned subsidiaries, $25.4 million for capital expenditures and approximately $30.8 million to fund operating losses.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5   Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

Exhibits
--------

Exhibit 99.1  Risk Factors

b)   Reports on Form 8-K

     VIA filed a report on Form 8-K on February 21, 2001 to announce the date of VIA's 2001 Annual Shareholders' Meeting. VIA filed no other reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                              VIA NET.WORKS, Inc.


Date: May 11, 2001               By: /s/ David M. D'Ottavio
     -------------------------       -------------------------------------
                                      David M. D'Ottavio
                                      Chief Executive Officer, Chairman
                                      of the Board of Directors (Duly
                                      Authorized Officer)



Date: May 11, 2001               By: /s/ Catherine A. Graham
     -------------------------       -------------------------------------
                                      Catherine A. Graham
                                      Vice President, Chief Financial Officer
                                      and Treasurer (Principal Financial and
                                      Accounting Officer)

                                 EXHIBIT INDEX

99.1 Risk Factors