Form 10-Q/A
period 2000-03-31
VIA NET WORKS INC
filed 2001-08-15
CIK 1098402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                   -----------



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR
                                                         --------------


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

          (Former name or former address, if changed since last report)

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


                                EXPLANATORY NOTE


This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2000 as filed on May 12, 2000 and is being filed to reflect the restatement of the Registrant's consolidated financial statements. The reasons for and effects of this restatement are presented in Note 10 to the consolidated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. The Registrant has not updated disclosures in this Form 10-Q/A to reflect any events subsequent to the Registrant's initial filing of its quarterly report on Form 10-Q on May 12, 2000. For the most recent information concerning the Registrant and updated Risk Factors please see the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

                               VIA NET.WORKS, INC.
                                TABLE OF CONTENTS
                                  (UNAUDITED)

PART I     FINANCIAL INFORMATION

Item 1. Financial Statements:

           Consolidated Condensed Balance Sheets as of March 31, 2000 (As Restated)
                and December 31, 1999 ..............................................................     3

           Consolidated Statements of Operations for the three months ended
                March 31, 2000 (As Restated) and 1999 ..............................................     4

           Consolidated Statements of Cash Flows for the three months ended
                March 31, 2000 (As Restated) and 1999 ..............................................     5

           Notes to the Consolidated Financial Statements (As Restated) ............................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                        Of Operations. .............................................................    11

Item 3. Quantitative and Qualitative Disclosures About Market Risk .................................    16

PART II OTHER INFORMATION

Item 1. Legal Proceedings ..........................................................................    16

Item 2. Changes in Securities and Use of Proceeds ..................................................    16

Item 4. Submission of Matters to a Vote of Security Holders ........................................    18

Item 6. Exhibits and Reports on Form 8-K ...........................................................    18

SIGNATURES .........................................................................................    19

EXHIBIT INDEX ......................................................................................    20

                                     PART I

Item 1. Financial Statements

                               VIA NET.WORKS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands of U.S dollars, except share data)
                                   (Unaudited)


                                                                                            December         March
                                                                                            31, 1999        31, 2000
                                                                                            --------        --------
                                                                                                         (As Restated)
                                        ASSETS
Current assets:
   Cash and cash equivalents                                                                $ 20,067        $317,857
   Restricted cash                                                                            15,000          15,000
   Trade and other accounts receivable, net of allowance of $1,296 and $1,475,
   respectively                                                                                9,197          14,454
   Other current assets                                                                        3,074           4,192
                                                                                            --------        --------

                    Total current assets                                                      47,338         351,503

Property and equipment, net                                                                   28,909          32,851
Goodwill and other acquired intangible assets, net                                           115,194         128,698
Other noncurrent assets                                                                        8,142           9,595
                                                                                            --------        --------

                    Total assets                                                            $199,583        $522,647
                                                                                            ========        ========


         LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                             AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                         $ 12,735         $13,876
   VAT and other taxes payable                                                                 1,904           2,223
   Short-term notes and current portion of long-term debt                                      7,808           3,372
   Deferred revenue                                                                            9,777          11,856
   Other current liabilities and accrued expenses                                              5,660           9,501
                                                                                            --------        --------

                    Total current liabilities                                                 37,884          40,828

Long-term debt, less current portion                                                           5,846           4,153
                                                                                            --------        --------

                    Total liabilities                                                         43,730          44,981

Contingencies

Minority interest in consolidated subsidiaries                                                 4,422           2,671

Mandatorily redeemable convertible preferred stock:                                          180,933               -

Stockholders' equity (deficit):
   Common stock, $.001 par value; 57,000,000 and 125,000,000 shares authorized;
    1,962,671 and 52,820,095 shares issued and outstanding; respectively                           2              53
   Non-voting common stock, $.001 par value; 7,500,000 shares authorized; 0 and
    6,770,001 shares issued and outstanding; respectively                                          -               7
   Additional paid-in capital                                                                 26,023         548,291
   Accumulated deficit                                                                       (36,658)        (53,620)
   Deferred compensation                                                                     (12,788)        (11,794)
   Accumulated other comprehensive loss                                                       (6,081)         (7,942)
                                                                                            --------        --------

           Total stockholders' equity (deficit)                                              (29,502)        474,995
                                                                                            --------        --------

           Total liabilities, mandatorily redeemable convertible preferred stock and
             stockholders' equity (deficit)                                                 $199,583        $522,647
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

                               VIA NET.WORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. Dollars, except share and per share data)
                                   (Unaudited)


                                                                                      For the three months ended
                                                                                              March 31,
                                                                                              ---------

                                                                                        1999             2000
                                                                                        ----             ----
                                                                                                    (As Restated)
Revenue                                                                               $  4,509       $    19,896
                                                                                      --------       -----------

Operating costs and expenses:
   Internet services                                                                     2,225            10,588
   Selling, general and administrative                                                   3,970            17,427
   Depreciation and amortization                                                         1,870             9,466
                                                                                      --------       -----------

Total operating costs and expenses                                                       8,065            37,481
                                                                                      --------       -----------

Loss from operations                                                                    (3,556)          (17,585)
                                                                                      --------       -----------

Interest income                                                                            390             2,011
Interest expense                                                                          (276)             (445)
Loss in unconsolidated affiliate                                                          (194)                -
Foreign currency gains (losses)                                                          1,393            (1,493)
                                                                                      --------       -----------

Loss before minority interest and income taxes                                          (2,243)          (17,512)
Income tax expense                                                                           -              (118)
Minority interest in loss of consolidated subsidiaries                                     273               668
                                                                                      --------       -----------

Net loss attributable to common stockholders                                          $ (1,970)      $   (16,962)
                                                                                      ========       ===========

Basic and diluted loss per share attributable to common
   stockholders                                                                       $  (4.17)      $     (0.56)
                                                                                      ========       ===========

Shares used in computing basic and diluted loss per share                              472,717        30,536,005
                                                                                      ========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. Dollars, except share and per share data)
                                   (Unaudited)


                                                                                               For the three months ended
                                                                                                        March 31,
                                                                                                        ---------

                                                                                               1999                  2000
                                                                                               ----                  ----
                                                                                                                (As Restated)
Cash flows from operating activities:
   Net loss                                                                                 $ (1,970)             $(16,962)
   Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                       1,870                 9,466
           Employee stock compensation                                                             -                 1,578
           Unrealized foreign currency transaction gain                                       (1,393)                  (66)
           Minority interest in loss of consolidated subsidiaries                               (273)                 (668)
           Loss in unconsolidated affiliate                                                      194                     -
    Changes in assets and liabilities, net of acquisitions:
           Accounts receivable                                                                  (520)                 (852)
           Other current assets                                                                  137                (1,079)
           Accounts payable                                                                      321                   268
           Other current liabilities and accrued expenses                                     (1,913)                3,458
           Deferred revenue                                                                      364                 1,804
           Other noncurrent assets                                                                 -                   (68)
                                                                                            --------              --------

            Net cash used in operating activities                                             (3,183)               (3,121)
                                                                                            --------              --------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                                                         (7,597)              (20,799)
   Purchases of property and equipment                                                        (1,387)               (6,180)
   Other assets                                                                               (1,635)               (5,154)
                                                                                            --------              --------

            Net cash used in investing activities                                            (10,619)              (32,133)
                                                                                            --------              --------

Cash flows from financing activities:
   Repayment of debt                                                                            (217)               (1,340)
   Proceeds from issuance of common stock, net                                                   653               332,930
   Proceeds from borrowings                                                                        -                   636
                                                                                            --------              --------

            Net cash provided by financing activities                                            436               332,226
                                                                                            --------              --------

Effect of currency exchange rate changes on cash                                                (368)                  818
                                                                                            --------              --------

Net increase (decrease) in cash and cash equivalents                                         (13,734)              297,790
Cash and cash equivalents, beginning of period                                                34,711                20,067
Cash and cash equivalents, end of period                                                    $ 20,977              $317,857
                                                                                            ========              ========

Noncash investing and financing transactions:
    Common stock issued to satisfy debt                                                     $      -              $  5,183
                                                                                            ========              ========


    Common stock issued in connection with acquisitions                                     $      -              $  3,274
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


1.      Basis of Presentation and Restatement


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

        On August 9, 2001, the Company announced that it was revising its financial statements for the year ended December 31, 2000 and for the first quarter 2001 to correct certain revenue recognition and cost accounting errors arising at one of the Company's acquired subsidiaries. During the course of a normal review of aged accounts receivable at the subsidiary and a subsequent detailed review, the Company, assisted by outside professionals, identified improper accounting related to the recognition of certain revenue and associated costs during the period. The revisions primarily address the reversal of recorded revenue that was not adequately supported by fully executed customer contracts and of costs that had not been incurred; other errors addressed include revenue recognized before the provision of service where revenue should have been spread over the contract period or recognized upon completion, and revenue recognized when payment was in bartered services and the value of those bartered services could not be determined. The principal effects of the revisions as to each of the affected periods was noted in the Company's announcement of August 9, 2001, as filed with the Securities and Exchange Commission on Form 8-K dated August 10, 2001. See Note 10 to these consolidated financial statements. In this Form 10-Q/A, references or comparisons to results of the first quarter of 2000 are to the restated results.

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

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

2.      Comprehensive Income

        Comprehensive income (loss) for the three months ended March 31, 1999 and 2000 was as follows (in thousands of U.S. dollars):


                                                                   March 31,      March 31,
                                                                     1999           2000
                         --------------------------------------------------------------------
                                                                                (As Restated)
                         Net loss                                  $ (1,970)       (16,962)
                         Foreign currency translation
                         adjustment                                  (3,437)        (1,861)
                                                                   --------       --------

                         Comprehensive loss                        $ (5,407)      $(18,823)
                                                                   ========       ========


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

        In the first quarter of 2000, VIA acquired the following companies:

                                                                                                Aggregate       Ownership
                                                                Aquiree     Acquisition          Purchase        Interest
           Business Acquired                                    Location    Date                 Price           Acquired
           -----------------                                    --------    ----                 -----           --------
           Net4You EDV Dienstleistungs und
            Handelges.m.b.H (Net4You)                            Austria     January 4, 2000     $ 2.9 million       58%

           DNS Telecom SAS (DNS)                                 France      January 7, 2000      11.8 million      100%
           I.S.A.R. Netzwerke Dienstleistungs GmbH (SAR)         Germany     February 16, 2000     8.6 million      100%


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

4.      Property and Equipment

        Property and equipment consisted of the following (in thousands of U.S. dollars):

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

                                                                                         December        March 31,
                                                                                         31, 1999          2000
                                                                                         --------          ----
                        Machinery and equipment                                            $  23,255      $ 26,180
                        Indefeasible rights of use (IRU)                                      12,484        12,036
                        Furniture and fixtures                                                 2,113         2,892
                        Purchased software                                                     1,752         3,818
                                                                                           ---------      --------

                                                                                              39,604        44,926
                        Accumulated depreciation and
                           amortization                                                      (10,695)      (12,075)
                                                                                           ---------      --------

                         Property and equipment, net                                       $  28,909      $ 32,851
                                                                                           =========      ========


Total depreciation expense was $421,000 and $2.1 million for the three months ended March 31, 1999 and 2000, respectively.

5.      Goodwill and Other Acquired Intangible Assets

        Goodwill and other intangible assets acquired through business acquisitions consisted of the following (in thousands of U.S. dollars):

                                                                                     December          March 31,
                                                                                     31, 1999           2000
                                                                                     --------           ----
                        Goodwill                                                     $ 126,731         $ 147,549
                        Customer base                                                    2,123             2,196
                        Employee workforce                                               1,213             1,255
                                                                                     ---------         ---------

                                                                                       130,067           151,000
                        Accumulated amortization                                       (14,873)          (22,302)
                                                                                     ---------         ---------

                        Total                                                        $ 115,194         $ 128,698
                                                                                     =========         =========


       Total amortization expense was $1.4 and $7.4 million for the three months ended March 31, 1999 and 2000, respectively. The value assigned to goodwill, customer base and employee workforce is being amortized over its estimated useful life of five years.

6.      Short-term Notes and Long-term Debt

        Short-term notes and long-term debt consisted of the following (in thousands of U.S. dollars):

                                                                                                     December     March
                                                                                                     31, 1999    31, 2000
                                                                                                     --------    --------
      Acquisition debt                                                                               $  6,108     $    919
      Debt related to IRU Agreements, 12%, due quarterly to 2002                                        3,899        3,559
      Capital lease obligations                                                                           858          283
      Advances from related parties, noninterest bearing, due 2000                                      1,968        1,434
      Notes payable                                                                                       821        1,330
                                                                                                          ---        -----

                                                                                                       13,654        7,525
      Less current portion                                                                             (7,808)      (3,372)
                                                                                                       -------      -------

      Long-term portion                                                                              $  5,846     $  4,153
                                                                                                       ======       ======

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

        Each of these geographic operating segments is considered a reportable segment. VIA evaluates the performance of its segments based on revenue and earnings before interest, taxes, depreciation and amortization and non-cash compensation charges ("EBITDA"). The table below presents information about the reported revenue, EBITDA and assets of VIA's segments for the quarter ended March 31, 1999 and 2000 (As Restated).


                                                                   Latin
                                       Corporate     Europe       America       Total
                                       ---------     ------       -------       -----
                                      (in thousands of U.S. dollars)
Three months ended March 31, 1999:
   Revenue                             $       -    $   3,271    $   1,238    $   4,509
   EBITDA                              $  (1,339)   $    (107)   $    (240)   $  (1,686)
   Assets                              $  59,126    $   7,731    $   1,210    $  68,067

Three months ended March 31, 2000:
   Revenue                             $       -    $  16,086    $   3,810    $  19,896
   EBITDA                              $  (3,887)   $    (678)   $  (1,976)   $  (6,541)
   Assets                              $ 527,293    $     283    $  (4,929)   $ 522,647

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

A reconciliation from total EBITDA to loss before income taxes and minority interest is as follows:


                                                                                     For the three         For the three
                                                                                      months ended          months ended
                                                                                     March 31, 1999        March 31, 2000
                                                                                     --------------        --------------
                                                                                                            (As Restated)
                          (in thousands of U.S. dollars)
                          EBITDA                                                          $ (1,686)             $  (6,541)
                          Non-cash compensation                                                  -                 (1,578)
                          Depreciation and amortization                                     (1,870)                (9,466)
                                                                                          --------              ---------

                          Loss from operations                                              (3,556)               (17,585)
                          Other income and interest income, net                              1,507                     73
                          Loss in unconsolidated affiliate                                    (194)                     -
                                                                                          --------                      -

                          Loss before income taxes and
                          minority interest                                               $ (2,243)             $ (17,512)
                                                                                          ========              =========



       For the quarter ended March 31, 1999 and 2000, VIA recognized revenues from the United Kingdom, Germany and Mexico in the amounts of $1.7 million, $1.6 million and $0; and $8.2 million, $3.2 million, and $2.4 million, respectively.

9.     Subsequent Event

        On April 3, 2000, VIA acquired 100% of Internet Access Eindhoven (IAE), a business-focused Internet services provider located in the Netherlands, for approximately $7.5 million in cash.

10.     Restatement of Financial Statements

        As announced on August 9, 2001 the Company revised its financial statements for the year ended December 31, 2000 and for the first quarter 2001 to correct certain revenue recognition and cost accounting errors arising at one of the Company's acquired subsidiaries. During the course of a normal review of aged accounts receivable at the subsidiary and a subsequent detailed review, the Company, assisted by outside professionals, identified improper accounting related to the recognition of certain revenue and associated costs during the period. The revisions primarily address the reversal of recorded revenue that was not adequately supported by fully executed customer contracts and of costs that had not been incurred; other errors addressed include revenue recognized before the provision of service where revenue should have been spread over the contract period or recognized upon completion, and revenue recognized when payment was in bartered services and the value of those bartered services could not be determined. The Company's financial statements for the relevant periods have been restated to adjust the financial results appropriately. The following chart details the effects of the restatement on the quarter ended March 31, 2000 as follows:

--------------------------------------------------------------------------------



                                              Three months ended March 31, 2000
                                                As Reported    As Restated
Statement of Operations Data:
--------------------------------------------------------------------------------
   Revenue
      Access                                         12,566       12,309
       Value added                                    6,592        6,726
       Other                                            861          861
--------------------------------------------------------------------------------
   Total Revenue                                     20,019       19,896
--------------------------------------------------------------------------------
   Direct Costs                                      10,364       10,588
--------------------------------------------------------------------------------
   Loss from Operations                             (17,238)     (17,585)
--------------------------------------------------------------------------------
   Net Income (Loss)                                (16,615)     (16,962)
--------------------------------------------------------------------------------
   Net Income (Loss) per share:                    $  (0.54)    $  (0.56)
--------------------------------------------------------------------------------




Balance Sheet Data
--------------------------------------------------------------------------------
   Accounts Receivable, net                          14,805       14,454
--------------------------------------------------------------------------------
   Other current liabilities and accrued expenses     9,501        9,501
--------------------------------------------------------------------------------
   Accumulated other comprehensive income            (7,938)      (7,942)
--------------------------------------------------------------------------------
  Accumulated deficit                               (53,273)     (53,620)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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


In this Item 2, references to results for the quarter ended June 30, 2000 or results of other 2000 periods are to restated results. See Note 10 to the consolidated financial statements.


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

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared with the three months ended March 31, 1999


Revenue. We generate revenue primarily from the sale of Internet access services, both dial-up and dedicated, and Internet value added services. Internet value added services consist of web-hosting, applications hosting and related maintenance, domain name registration, sales of hardware and third-party software, installation, training and consulting and other services. Revenue for the three months ended March 31, 2000 increased by 341.3% to $19.9 million as compared to $4.5 million for the three months ended March 31, 1999. This revenue was generated by the 20 consolidated subsidiaries that we owned for all or a portion of the first quarter of 2000, as compared to the five consolidated subsidiaries that we owned for all or a portion of the first quarter of the preceding year. Additionally, the increase in revenue reflects the change in our revenue mix from the prior year. In the first quarter of 1999, 79.9% of our total revenue related to access services, whereas in 2000, 61.9% of total revenue related to access services, as we attempt to upgrade our customers from entry-level Internet access to more sophisticated and higher margin products and services, like web-hosting, virtual private networks and e-commerce solutions. For the first quarter 2000, 33.8% of total revenue was generated from web-related services, including web hosting, web design and domain name registration.



Internet services operating costs. Internet services operating costs are the costs we incur to carry customer traffic over the Internet. These costs increased by 375.9% to $10.6 million for the three months ended March 31, 2000, as compared to $2.2 million for the corresponding period in the preceding year. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel maintained by the 20 consolidated subsidiaries that we owned for all or a portion of the period. Additionally, we incurred operating costs associated with our international network, which we established in June 1999.


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

           Between February 11, 2000 and March 31, 2000, VIA has used $18.9 million of the net proceeds of its initial public offering as follows:

                                                                                   Amount paid to directors or
                                                                                   their associates, executive
                                                                                  officers or their associates,
                                                                                         10% stockholders or        Amounts paid to
Use of Proceeds                                                            Amount         our affiliates                others
---------------                                                            ------         --------------                -------
Acquisition of other
  businesses ........................................................  $9.4 million     $      603,000                $8.8 million
Repayment of
  indebtedness ......................................................  $9.5 million                 --                $9.5



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


                               VIA NET.WORKS, Inc.


Date: August 15, 2001           By: /s/ David M. D'Ottavio
---------------------           --------------------------

                                    David M. D'Ottavio
                                    Chief Executive Officer, Chairman
                                    of the Board of Directors (Duly Authorized Officer)

Date: August 15, 2001           By: /s/ Catherine A. Graham
---------------------           ---------------------------

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