Form 10-Q/A
period 2001-03-31
VIA NET WORKS INC
filed 2001-08-15
CIK 1098402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                   -----------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR
                                                          --------------
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE


This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2001 as filed on May 11, 2001 and is being filed to reflect the restatement of the Registrant's consolidated financial statements. The reasons for and effects of this restatement are presented in Note 9 to the consolidated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. The Registrant has not updated disclosures in this Form 10-Q/A to reflect any events subsequent to the Registrant's initial filing of its quarterly report on Form 10-Q on May 11, 2001. The Registrant has also not updated Exhibit 99.1 "Risk Factors" which continues to speak as of May 11, 2001. For the most recent information concerning the Registrant and updated Risk Factors, please see the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

                               VIA NET.WORKS, INC.
                                TABLE OF CONTENTS
                            (UNAUDITED AND RESTATED)


PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

            Consolidated Condensed Balance Sheets as of March 31, 2001 and December 31,
                2000 (Unaudited and Restated). .............................................          3

            Consolidated Statements of Operations for the three months ended
                March 31, 2001 and 2000 (Unaudited and Restated) ...........................          4

            Consolidated Statements of Cash Flows for the three months ended
                March 31, 2001 and 2000 (Unaudited and Restated)............................          5

            Notes to the Consolidated Financial Statements (Unaudited and Restated) ........          6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        Of Operations. .....................................................................         10

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................        17

PART II OTHER INFORMATION...................................................................         18

Item 1. Legal Proceedings...................................................................         18

Item 2. Changes in Securities and Use of Proceeds...........................................         18

Item 3. Defaults Upon Senior Securities.....................................................         18

Item 4. Submission of Matters to a Vote of Security Holders.................................         18

Item 5. Other information...................................................................         18

Item 6. Exhibits and Reports on Form 8-K....................................................         18

SIGNATURES..................................................................................         19

EXHIBIT INDEX...............................................................................         20

                                     PART I

Item 1. Financial Statements


                               VIA NET.WORKS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands of U.S dollars, except share data)


                            (Unaudited and Restated)
                                   -----------


                                                                                     December 31,  March 31,
                                                                                        2000          2001
                                                                                        ----          ----
                                        ASSETS

Current assets:
   Cash and cash equivalents                                                          $ 237,839    $ 207,460
   Trade and other accounts receivable, net of allowance of $3,623 and 3,866,
     respectively                                                                        16,570       19,106
   Other current assets                                                                   5,228        6,777
                                                                                      ---------    ---------
        Total current assets                                                            259,637      233,343

Property and equipment, net                                                              39,227       39,194
Goodwill and other acquired intangible assets, net                                      181,082      170,714
Other noncurrent assets                                                                   1,202        1,100
                                                                                      ---------    ---------
        Total assets                                                                  $ 481,148    $ 444,351
                                                                                      =========    =========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $  21,866    $  19,998
   VAT and other taxes payable                                                            2,332        2,116
   Short-term notes and current portion of long-term debt                                 3,265        2,977
   Deferred revenue                                                                      14,360       13,914
   Other current liabilities and accrued expenses                                        11,852       12,583
                                                                                      ---------    ---------
        Total current liabilities                                                        53,675       51,588

Long-term debt                                                                            1,894        1,414
                                                                                      ---------    ---------
        Total liabilities                                                                55,569      53,002

Contingencies

Minority interest in consolidated subsidiaries                                              597          117

Stockholders' equity:
   Common stock, $.001 par value; 125,000,000 shares authorized; 54,061,998 and
     54,074,899 shares issued and outstanding; respectively                                  54           54
   Non-voting common stock, $.001 par value; 7,500,000 shares authorized; 6,770,001
     shares issued and outstanding                                                            7            7
   Additional paid-in capital                                                           558,196      558,064
   Accumulated deficit                                                                 (113,693)    (144,183)
   Deferred compensation                                                                 (6,409)      (5,466)
   Accumulated other comprehensive loss                                                 (13,173)     (17,244)
                                                                                      ---------    ---------
        Total stockholders' equity                                                      424,982      391,232
                                                                                      ---------    ---------

        Total liabilities and stockholders' equity                                    $ 481,148    $ 444,351
                                                                                      =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)
                            (Unaudited and Restated)
                                   -----------


                                                            For the three months ended
                                                                      March 31,
                                                                      ---------

                                                                 2000            2001
                                                                 ----            ----
  Revenue                                                   $     19,896    $     25,436
                                                            ------------    ------------

Operating costs and expenses:
    Internet services                                             10,588          13,491
    Selling, general and administrative                           17,427          23,759
    Depreciation and amortization                                  9,466          15,419
                                                            ------------    ------------

Total operating costs and expenses                                37,481          52,669
                                                            ------------    ------------

Loss from operations                                             (17,585)        (27,233)
                                                            ------------    ------------

Interest income, net                                               1,566           2,525
Other expense, net                                                    --             (45)
Foreign currency losses                                           (1,493)         (5,545)
                                                            ------------    ------------

Loss before income taxes and minority interest                   (17,512)        (30,298)
Income tax expense                                                  (118)           (332)
Minority interest in loss of consolidated subsidiaries               668             140
                                                            ------------    ------------

Net loss attributable to common stockholders                $    (16,962)   $    (30,490)
                                                            ============    ============


Basic and diluted loss per share attributable to
   common stockholders                                      $      (0.56)   $      (0.50)
                                                            ============    ============


Shares used in computing basic and diluted loss per share     30,536,005      60,811,180
                                                            ============    ============



         The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars, except share and per share data)


                            (Unaudited and Restated)
                            ------------------------



                                                                               For the three months ended
                                                                                        March 31,
                                                                                        ---------

                                                                                   2000         2001
                                                                                   ----         ----
Cash flows from operating activities:

   Net loss                                                                     $ (16,962)   $ (30,490)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
            Depreciation and amortization                                           9,466       15,419
            Employee stock compensation                                             1,578          763
            Provision for doubtful accounts receivable                                  -          859
            Unrealized foreign currency transaction (gains) losses                    (66)       2,321
            Minority interest in loss of consolidated subsidiaries                   (668)        (140)
   Changes in assets and liabilities, net of acquisitions:
            Accounts receivable                                                      (852)      (4,617)
            Other current assets                                                   (1,079)      (1,703)
            Accounts payable                                                          268       (1,009)
            Other current liabilities and accrued expenses                          3,458        1,531
            Deferred revenue                                                        1,804          309
            Other noncurrent assets                                                   (68)         (92)
                                                                                ---------    ---------

            Net cash used in operating activities                                  (3,121)     (16,849)
                                                                                ---------    ---------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                                             (20,799)      (7,882)
   Proceeds from the disposition of operating subsidiary                                -          330
   Purchases of property and equipment                                             (6,180)      (5,146)
   Other assets                                                                    (5,154)           -
                                                                                ---------    ---------

            Net cash used in investing activities                                 (32,133)     (12,698)
                                                                                ---------    ---------

Cash flows from financing activities:
   Repayment of debt                                                               (1,340)        (652)
   Proceeds from issuance of common stock, net                                    332,930           47
   Proceeds from borrowings                                                           636          169
                                                                                ---------    ---------

            Net cash provided by (used in) financing activities                   332,226         (436)
                                                                                ---------    ---------

Effect of currency exchange rate changes on cash                                      818         (396)
                                                                                ---------    ---------

Net increase (decrease) in cash and cash equivalents                              297,790      (30,379)
Cash and cash equivalents, beginning of period                                     20,067      237,839
                                                                                ---------    ---------

Cash and cash equivalents, end of period                                        $ 317,857    $ 207,460
                                                                                =========    =========


Noncash investing and financing transactions:
     Common stock issued to satisfy debt                                        $   5,183    $       -
                                                                                =========    =========


     Common stock issued in connection with acquisitions                        $   3,274    $       -
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


     On August 9, 2001, the Company announced that it was revising its financial statements for the year ended December 31, 2000 and for the first quarter 2001 to correct certain revenue recognition and cost accounting errors arising at one of the Company's acquired subsidiaries. During the course of a normal review of aged accounts receivable at the subsidiary and a subsequent detailed review, the Company, assisted by outside professionals, identified improper accounting related to the recognition of certain revenue and associated costs during the period. The revisions primarily address the reversal of recorded revenue that was not adequately supported by fully executed customer contracts and of costs that had not been incurred; other errors addressed include revenue recognized before the provision of service where revenue should have been spread over the contract period or recognized upon completion, and revenue recognized when payment was in bartered services and the value of those bartered services could not be determined. The principal effects of the revisions as to each of the affected periods was noted in the Company's announcement of August 9, 2001, as filed with the Securities and Exchange Commission on Form 8-K dated August 10, 2001. See Note 9 to these consolidated financial statements. In this Form 10-Q/A, references or comparisons to results in 2000 or the first quarter of 2001 are to the restated results.



2.  Comprehensive Loss

    Comprehensive loss for the three months ended March 31, 2000 and 2001 was as follows (in thousands of U.S. dollars):


                                                  March 31,     March 31,
                                                     2000         2001
                                                     ----         ----
                                                       (As Restated)

      Net loss                                    $(16,962)     $(30,490)
      Foreign currency translation adjustment       (1,861)       (4,071)
                                                  --------      --------
      Comprehensive loss                          $(18,823)     $(34,561)
                                                  ========      ========


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

    Acquisitions

    Since 1998, the Company completed 26 acquisitions for cash, notes and common stock:

                                 Number of    Aggregate
                                Businesses    Purchase    Assets  Liabilities
                                 Acquired       Price    Acquired   Assumed
                                 --------       -----    --------   -------
                                          (In thousands of U.S. dollars)
  1998 .....................            4     $ 39,217   $  6,456   $  7,148
  1999 .....................           13     $ 92,327   $ 15,867   $ 18,321
  2000 .....................            9     $ 75,715   $  8,454   $  6,356
                                 --------     --------   --------   --------

  Total. ...................           26     $207,259   $ 30,777   $ 31,825

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

4. Property and Equipment

Property and equipment consisted of the following (in thousands of U.S.
dollars):

                                            December 31,   March 31,
                                                2000          2001
                                                ----          ----
Hardware and other equipment ..............   $ 23,615      $ 23,997
Network and data center assets ............     25,075        24,746
Software ..................................      7,595         9,359
Furniture and fixtures ....................      2,999         3,286
                                              --------      --------

                                                59,284        61,388
Accumulated depreciation and amortization..    (20,057)      (22,194)
                                              --------      --------

Property and equipment, net ...............   $ 39,227      $ 39,194
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

5. Goodwill and Other Acquired Intangible Assets

Goodwill and other intangible assets acquired through business acquisitions consisted of the following (in thousands of U.S. dollars):

                               VIA NET.WORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (Unaudited)

                               December 31,   March 31,
                                   2000          2001
                                   ----          ----
Goodwill                        $ 220,378     $ 221,738
Customer base                       8,360         8,595
Employee workforce                  3,760         3,760
Accumulated amortization          (51,416)      (63,379)
                                ---------     ---------

Total                           $ 181,082     $ 170,714
                                =========     =========


Total amortization expense was $7.4 million and $12.1 million for the three months ended March 31, 2000 and 2001, respectively. The value assigned to goodwill, customer base and employee workforce is being amortized over its estimated useful life of five years.

6. Short-term Notes and Long-term Debt

Short-term notes and long-term debt consisted of the following (in thousands of U.S. dollars):

                                                                     December 31,    March 31,
                                                                          2000          2001
                                                                          ----          ----
Acquisition debt                                                        $ 1,495       $   901
Debt related to IRU Agreements, 12%, due quarterly to 2002                2,476         2,476
Capital lease obligations at interest rates ranging from 7.8% to
    8.0%, due monthly through 2004                                          866           537
Notes payable, due monthly through 2002                                     322           477
                                                                        -------       -------

                                                                          5,159         4,391
Less current portion                                                     (3,265)       (2,977)
                                                                        -------       -------

Long-term portion                                                       $ 1,894       $ 1,414
                                                                        =======       =======

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


                                                                                           UK, Ireland
                                                                                                and      Central and
                                                                    North       South        Southern      Western
                                                      Corporate    America     America        Europe        Europe       Total
                                                      ---------    -------     -------        ------        ------       -----
                                                                                    (As Restated)

The three months ended March 31, 2000:
   Revenue ......................................    $      --    $   2,387    $   1,423    $   9,469     $   6,617    $  19,896
   EBITDA .......................................    $  (3,887)   $  (1,061)   $    (915)   $     550     $  (1,228)   $  (6,541)
   Assets .......................................    $ 358,373    $  35,754    $  13,157    $  68,306     $  47,057    $ 522,647
The three months ended March 31, 2001:
   Revenue ......................................    $      --    $   4,173    $   1,747    $   8,765     $  10,751    $  25,436
   EBITDA .......................................    $  (4,153)   $  (1,258)   $  (1,212)   $  (1,627)    $  (2,801)   $ (11,051)
   Assets .......................................    $ 258,803    $  75,389    $   3,919    $  45,219     $  61,021    $ 444,351


A reconciliation from total EBITDA to loss before income taxes and minority interest is as follows (in thousands of U.S. dollars):


                                             For the three     For the three
                                             months ended      months ended
                                            March 31, 2000    March 31, 2001
                                            --------------    --------------
                                                     (As Restated)

EBITDA                                         $ (6,541)         $(11,051)
Non-cash compensation                            (1,578)             (763)
Depreciation and amortization                    (9,466)          (15,419)
                                               --------          --------

  Loss from operations                          (17,585)          (27,233)
  Other income, interest expense and
      foreign currency losses                        73            (3,065)
                                               --------          --------

  Loss before income taxes and
      minority interest                        $(17,512)         $(30,298)
                                               ========          ========



The three largest revenue producing countries for the three month periods ended March 31, 2000 and 2001, the United Kingdom, Germany and Mexico, generated revenues in the amounts of $8.2 million, $3.2 million and $2.4 million, and $7.5 million, $4.0 million and $3.2 million, respectively. Revenue from our U.S. operating company, for the three months ended March 31, 2001 was $996,000.


9. Restatement of Financial Statements


As announced on August 9, 2001, the Company revised its financial statements for the year ended December 31, 2000 and for the first quarter 2001 to correct certain revenue recognition and cost accounting errors arising at one of the Company's acquired subsidiaries. During the course of a normal review of aged accounts receivable at the subsidiary and a subsequent detailed review, the Company, assisted by outside professionals, identified improper accounting related to the recognition of certain revenue and associated costs during the period. The revisions primarily address the reversal of recorded revenue that was not adequately supported by fully executed customer contracts and of costs that had not been incurred; other errors addressed include revenue recognized before the provision of service where revenue should have been spread over the contract period or recognized upon completion, and revenue recognized when payment was in bartered services and the value of those bartered services could not be determined. The Company's financial statements for the relevant periods have been restated to adjust the financial results appropriately. The following charts detail the effects of the restatements on the quarters ended March 31, 2001 and 2000 and the year ended December 31, 2000 as follows:




--------------------------------------------------------------------------------
                                               Three months ended March 31, 2001
                                                      As Reported   As Restated
--------------------------------------------------------------------------------
Statement of Operations Data:
   Revenue
      Access                                              12,923        12,998
      Value added                                         12,530        11,889
      Other                                                  577           549
--------------------------------------------------------------------------------
   Total Revenue                                          26,030        25,436
--------------------------------------------------------------------------------
   Direct Costs                                           13,648        13,491
--------------------------------------------------------------------------------
   Loss from Operations                                  (27,248)      (27,333)
--------------------------------------------------------------------------------
   Net Income (Loss)                                     (30,505)      (30,490)
--------------------------------------------------------------------------------
   Net Income (Loss) per share:                       $    (0.50)    $   (0.50)
--------------------------------------------------------------------------------

Balance Sheet Data
--------------------------------------------------------------------------------
   Accounts Receivable, net                               22,992        19,106
--------------------------------------------------------------------------------
   Other current liabilities and accrued expenses         13,718        12,583
--------------------------------------------------------------------------------
   Accumulated other comprehensive income                (17,266)      (17,244)
--------------------------------------------------------------------------------
   Accumulated deficit                                  (141,410)     (144,183)
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
                                               Three months ended March 31, 2000
                                                      As Reported   As Restated
--------------------------------------------------------------------------------
Statement of Operations Data:
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
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                    Year ended December 31, 2001
                                                      As Reported   As Restated
--------------------------------------------------------------------------------
Balance Sheet Data
--------------------------------------------------------------------------------
   Accounts Receivable, net                               20,305        16,570
--------------------------------------------------------------------------------
   Other current liabilities and accrued expenses         12,828        11,852
--------------------------------------------------------------------------------
   Accumulated other comprehensive income                (13,202)      (13,173)
--------------------------------------------------------------------------------
   Accumulated deficit                                  (110,905)     (113,693)
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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


In this Item 2, references or comparisons to results in 2000 or the first quarter 2001 are to the restated results. See Note 9 to the consolidated financial statements.


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

We currently offer a comprehensive portfolio of single source Internet solutions for business on both an integrated and stand-alone basis. Our solutions are packaged to address the needs of businesses that have immediate needs for a web presence or for specific Internet capabilities. Our solutions are also packaged to address more sophisticated Internet requirements. For businesses new to the Internet, our "Starter Solutions" provide a simple way to establish an online presence quickly and easily. These solutions consist of pre- packaged Internet tools that can be purchased individually or in a bundled solution, including Internet access, email, web-site hosting and domain registration. For customers ready to take advantage of more sophisticated Internet capabilities, our "Tailored Solutions" combine the basic starter Internet services with advanced Internet solutions. These customized solutions provide a comprehensive array of Internet services which we integrate, manage and update for our customers on an ongoing basis. Our tailored solutions include advanced connectivity services which can address multiple-site, multiple-use and mobile user business applications, advanced hosting services which combine basic web hosting with more sophisticated applications such as intranets, extranets, exchanges, and business productivity capabilities and security services which provide extensive network security solutions to businesses of all sizes. Many of our customers do not have the internal resources or personnel to design or maintain Internet functions. As businesses rely more on the Internet for important business applications, they are increasing their outsourcing of information technology applications. To meet this need, we offer onsite, professional services to customers. Our local operations offer a broad range of professional services to their customers, including network and system design, web design, web-site development and maintenance, VPN and Internet security design and implementation, and other Internet-related services.

The following table summarizes our operations in Europe, Latin America and the United States by geographic operating segment, country, operating company and revenue contribution. VIA operates in 14 countries organized into four geographic operating regions:

 .  Central and Western Europe
 .  United Kingdom, Ireland and Southern Europe
 .  South America
 .  North America

                                                                                                          Percentages of
                                                                                                          --------------
                                                                                                           Total Revenue
                                                                                                           -------------
                                                                                                          for the Quarter
                                                                                                          ---------------
                                                                                                                Ended
                                                                                                                -----
Country of Operation                             Operating Company                                 March 31, 2001(as restated)
--------------------                             -----------------                                 ---------------------------
Central and Western Europe:
   Austria                Net4You .............................................................                  1%
   France                 Artinternet .........................................................                  2
                          DNS .................................................................                 10
                          MNET. ...............................................................                  1
   Germany                VIA NET.WORKS Deutschland (formerly GTN). ...........................                  9
                          Highspeed-Server Eisnet .............................................                  1
                          INS .................................................................                  2
                          ISAR. ...............................................................                  3
   The Netherlands        bART. ...............................................................                  4
                          IAE .................................................................                  3
   Switzerland            M&CNet. .............................................................                  2
                          VIA NET.WORKS (Schweiz) (formerly Smartcomp). .......................                  3
United Kingdom, Ireland and Southern Europe:
   United Kingdom         VIA NET.WORKS UK. ...................................................                 29
                          (formerly i-way, U-Net, WWS and Netlink).
   Ireland                VIA NET.WORKS Ireland (formerly MediaNet) ...........................                  1
   Italy                  VIA NET.WORKS Italia (formerly Meridian Microtech). .................                  1
   Portugal               VIA NET.WORKS Portugal. .............................................                  2
   Spain                  VIA NET.WORKS Spain .................................................                  2
South America:
   Argentina              VIA NET.WORKS Argentina .............................................                  2
                          ServiceNet. .........................................................       (less than)1
   Brazil                 VIA NET.WORKS Brasil (formerly Dialdata). ...........................                  4
North America:
   Mexico                 VIA NET.WORKS Mexico (formerly InfoAcces) ...........................                 13
   United States          VIA NET.WORKS USA (formerly IMC Online) .............................                  4


RESULTS OF OPERATIONS

Three months ended March 31, 2001 (as restated) compared with the three months ended March 31, 2000 (as restated)

Revenue


                                       Three months ended          % Increase/
                                March 31, 2000    March 31, 2001    (Decrease)
                                --------------    --------------    ----------
                                         (in thousands of U.S. dollars)

Residential Access                 $ 1,967           $ 1,823            (7)%
% of Total Revenue                      10%                7%

Business Access                    $10,342           $11,175             8%
% of Total Revenue                      52%               44%

Value Added Services               $ 7,587           $12,438            64%
% of Total Revenue                      38%               49%

Total Revenue                      $19,896           $25,436            28%


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


Revenue for the three months ended March 31, 2001 increased 28% to $25.4 million as compared to $20.0 million for the three months ended March 31, 2000. Our first quarter 2001 revenue was favorably impacted by the acquisition of 6 operations that occurred between April 1, 2000 and December 31, 2000. Residential access revenue declined by 7% in the first quarter 2001, as compared to the same period in 2000, reflecting the continuing run-off of low margin residential customers. Business access revenue increased only slightly, in line with our strategy of focusing on higher margin revenue streams. VIA obtained its wholesale and residential customer bases as part of our original acquisitions. We do not generally market to wholesale and residential customers in any of our operations and hence we expect these revenues to continue to run off. Value-added services, which include web hosting, web design, domain name registration, data networking, managed bandwidth and bundled service offerings increased by 64% in 2001, as compared to the same period in 2000. We expect value added services revenue to continue to increase in 2001, as we focus on these higher margin revenue streams.


Internet services operating costs


                                                      Three months ended             % Increase/
                                               March 31, 2000     March 31, 2001      (Decrease)
                                               --------------     --------------      ----------
                                                         (in thousands of U.S. dollars)
Internet services operating costs                     $10,588            $13,491            27%
% of Total Revenue                                        53%                 53%


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


Our Internet services operating costs were $13.5 million for the three months ended March 31, 2001. We had $10.6 million of Internet services operating costs for the three months ended March 31, 2000. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel. Additionally, we incurred operating costs associated with our international network that we established in June 1999. The 27% increase in costs from 2000 to 2001 is due to the costs incurred by the 6 consolidated operations acquired between April 1, 2000 and December 31, 2000. Additionally, direct costs increased at many of our operating companies due to additional investment in network capacity and configuration.

Selling, general and administrative


                                                             Three Months ended               % Increase/
                                                      March 31, 2000      March 31, 2001      (Decrease)
                                                      --------------      --------------      ----------
                                                                (in thousands of U.S. dollars)
Selling, general & administrative costs                      $17,427             $23,759             36%
% of Total Revenue                                                87%                 93%


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



We incurred selling, general and administrative expenses of $23.8 million for the three months ended March 31, 2001, a 36% increase over the $17.4 million we incurred for the three months ended March 31, 2000. Of the $23.8 million in costs in the first quarter 2001, $5.4 million, or 23%, of the costs were incurred by our corporate and regional organizations and $18.4 million, or 77%, of the expenses were incurred by our 25 subsidiaries. Corporate and regional expenses decreased, down 2% from the first quarter of 2000, and costs at the operating subsidiaries increased 54% from the first quarter of 2000. The increase in costs is attributable to planned increases in sales staffing and training in support of our organic growth and costs associated with the Company's integration activities in the first quarter 2001. Additionally, $2.5 million or 39% of the increase in costs at the operating subsidiaries was due to the 6 consolidated operations acquired between April 1, 2000 and December 31, 2000.


Depreciation and amortization


                                                 Three Months ended            % Increase/
                                           March 31, 2000    March 31, 2001     (Decrease)
                                           --------------    --------------     ----------
                                                   (in thousands of U.S. dollars)
Depreciation and amortization                      $9,466           $15,419            63%
% of Total Revenue                                     47%               61%


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

Interest income and expense

                                       Three Months ended           % Increase/
                               March 31, 2000   March 31, 2001      (Decrease)
                               --------------   --------------      ----------
                                   (in thousands of U.S. dollars)
Interest income and expense        $1,566            $2,525             61%
% of Total Revenue                      8%               10%


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

Foreign currency gains and losses

                                         Three Months ended         % Increase/
                                    March 31, 2000  March 31, 2001  (Decrease)
                                    --------------  --------------  ----------
                                      (in thousands of U.S. dollars)
Foreign currency gains and losses      $(1,493)        $(5,545)         271%
% of Total Revenue                           7%             22%


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