Form 10-Q
period 2001-08-09
VIA NET WORKS INC
filed 2001-08-15
CIK 1098402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR


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

          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

          -------------------------------------------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


As of August 1, 2001, the aggregate market value of the 53,742,468 shares of common stock held by non-affiliates of the registrant was $64,490,962 based on the closing sale price ($1.20) of the registrant's common stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of August 1, 2001, there were outstanding 54,042,899 shares of the registrant's common stock and 6,770,001 shares of the registrant's non-voting common stock.

                               VIA NET.WORKS, INC.
                                TABLE OF CONTENTS
                                  (UNAUDITED)

PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Condensed Balance Sheets as of December 31, 2000 (Restated) and
                  June 30, 2001 ................................................................    3

         Consolidated Statements of Operations for the three and six months ended
                  June 30, 2000 (Restated) and 2001 ............................................    4

         Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2000 (Restated) and 2001 ............................................    5

         Notes to the Consolidated Financial Statements ........................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                   Of Operations ...............................................................   11


Item 3. Quantitative and Qualitative Disclosures About Market Risk .............................   16


PART II. OTHER INFORMATION .....................................................................   16


Item 1.  Legal Proceedings .....................................................................   16

Item 2.  Changes in Securities and Use of Proceeds .............................................   16

Item 3.  Defaults Upon Senior Securities .......................................................   16

Item 4.  Submission of Matters to a Vote of Security Holders ...................................   18

Item 5.  Other Information .....................................................................   18

Item 6.  Exhibits and Reports on Form 8-K ......................................................   18

SIGNATURES .....................................................................................   19

EXHIBIT INDEX ..................................................................................   20

                                     PART I

Item 1. Financial Statements

                               VIA NET.WORKS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands of U.S dollars, except share data)
                                   (Unaudited)

                                    --------

                                                                                         December 31,   June 30,
                                                                                             2000         2001
                                                                                        (As Restated)
                                                                                        ------------  -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                             $    237,839  $   185,911
  Trade and other accounts receivable, net of allowance of $3,623 and 4,555,
   respectively                                                                               16,570       21,616
  Other current assets                                                                         5,228        6,981
                                                                                        ------------  -----------
                  Total current assets                                                       259,637      214,508

Property and equipment, net                                                                   39,227       40,193
Goodwill and other acquired intangible assets, net                                           181,082      110,750
Other noncurrent assets                                                                        1,202        1,006
                                                                                        ------------  -----------
                  Total assets                                                          $    481,148  $   366,457
                                                                                        ============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                      $     21,866  $    16,714
  VAT and other taxes payable                                                                  2,332        2,598
  Short-term notes and current portion of long-term debt                                       3,265        2,665
  Deferred revenue                                                                            14,360       14,144
  Other current liabilities and accrued expenses                                              11,852       13,905
                                                                                        ------------  -----------
                   Total current liabilities                                                  53,675       50,026

Long-term debt                                                                                 1,894        1,340
                                                                                        ------------  ------------
                  Total liabilities                                                           55,569       51,366

Contingencies                                                                                      -            -

Minority interest in consolidated subsidiaries                                                   597           10


Stockholders' equity:
  Common stock, $.001 par value; 125,000,000 shares authorized; 54,061,998 and
   54,042,899 shares issued and outstanding; respectively                                         54           54
  Non-voting common stock, $.001 par value; 7,500,000 shares authorized; 6,770,001
   shares issued and outstanding                                                                   7            7
  Treasury Stock, $.001 par value; 0 and 32,000 shares                                             -         (236)
  Additional paid-in capital                                                                 558,196      558,300
  Accumulated deficit                                                                       (113,693)    (221,667)
  Deferred compensation                                                                       (6,409)      (4,750)
  Accumulated other comprehensive loss                                                       (13,173)     (16,627)
                                                                                        ------------  -----------
          Total stockholders' equity                                                         424,982      315,081
                                                                                        ------------  -----------
          Total liabilities and stockholders' equity                                    $    481,148  $   366,457
                                                                                        ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (in thousands of U.S. dollars, except share and per share data)
                                   (Unaudited)

                                    --------

                                                             For the three months ended             For the six months ended
                                                                      June 30,                              June 30,
                                                             ---------------------------       --------------------------------
                                                                 2000           2001                2000               2001
                                                            (As Restated)                      (As Restated)
                                                             -----------     -----------       -------------     --------------
Revenue                                                      $    25,638          24,975       $      45,534     $       50,411
                                                             -----------     -----------       -------------     --------------

Operating costs and expenses:
  Internet services                                               14,877          12,568              25,465             26,059
  Selling, general and administrative                             18,944          26,143              36,371             49,902
  Goodwill impairment charge                                          --          47,992                  --             47,992
  Depreciation and amortization                                   10,437          15,340              19,903             30,759
                                                             -----------     -----------       -------------     --------------

Total operating costs and expenses                                44,258         102,043              81,739            154,712
                                                             -----------     -----------       -------------     --------------

Loss from operations                                             (18,620)        (77,068)            (36,205)          (104,301)
                                                             -----------     -----------       -------------     --------------

Interest income, net                                               3,623           1,839               5,428              4,364
Other expense, net                                                  (114)            (63)               (353)              (108)
Foreign currency losses                                           (1,358)         (2,497)             (2,851)            (8,042)
                                                             -----------     -----------       -------------     --------------

Loss before income taxes and minority interest                   (16,469)        (77,789)            (33,981)          (108,087)
Income tax expense                                                  (382)            201                (500)              (131)
Minority interest in loss of consolidated subsidiaries               748             104               1,416                244
                                                             -----------     -----------       -------------     --------------
Net loss attributable to common stockholders                 $   (16,103)    $   (77,484)      $     (33,065)    $     (107,974)
                                                             ===========     ===========       =============     ==============

Basic and diluted loss per share attributable to common
  stockholders                                               $     (0.27)    $     (1.27)      $       (0.73)    $        (1.78)
                                                             ===========     ===========       =============     ==============

Shares used in computing basic and diluted loss per share     59,636,544      60,812,900          45,324,270         60,812,045
                                                             ===========     ===========       =============     ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (in thousands of U.S. dollars, except share and per share data)
                                   (Unaudited)

                                     _______

                                                                       For the six months ended
                                                                               June 30,
                                                                      -------------------------
                                                                             2000        2001
                                                                      ------------  -----------
                                                                      (As Restated)
Cash flows from operating activities:
  Net loss                                                            $    (33,065) $  (107,974)
  Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                      19,903       30,759
         Goodwill impairment charge                                              -       47,992
         Employee stock compensation                                         2,938        1,480
         Provision for doubtful accounts receivable                          1,831        1,801
         Unrealized foreign currency transaction (gains) losses                501        3,660
         Minority interest in loss of consolidated subsidiaries             (1,416)        (244)
   Changes in assets and liabilities, net of acquisitions:
         Accounts receivable                                                (7,185)      (6,895)
         Other current assets                                               (1,320)      (2,787)
         Accounts payable                                                    2,099       (4,293)
         Other current liabilities and accrued expenses                      2,967        3,511
         Deferred revenue                                                    3,413          652
         Other noncurrent assets                                               286         (148)
                                                                      ------------  -----------

          Net cash used in operating activities                             (9,048)     (32,486)
                                                                      ------------  -----------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                       (31,329)      (8,216)
  Proceeds from the disposition of operating subsidiary                                     318
  Purchases of property and equipment                                      (10,537)      (9,667)
  Other assets                                                               2,277            -
                                                                      ------------  -----------

          Net cash used in investing activities                            (39,589)     (17,565)
                                                                      ------------  -----------

Cash flows from financing activities:
  Repayment of debt                                                         (3,072)      (1,139)
  Proceeds from issuance of common stock, net                              331,642           47
  Proceeds from borrowings                                                     516          403
                                                                      ------------  -----------

          Net cash provided by (used in) financing activities              329,086         (689)
                                                                      ------------  -----------

Effect of currency exchange rate changes on cash                               653       (1,188)
                                                                      ------------  -----------
Net increase (decrease) in cash and cash equivalents                       281,102      (51,928)
Cash and cash equivalents, beginning of period                              20,067      237,839
                                                                      ------------  -----------
Cash and cash equivalents, end of period                              $    301,169  $   185,911
                                                                      ============  ===========

Noncash investing and financing transactions:
   Common stock issued to satisfy debt                                $      5,183  $         -
                                                                      ============  ===========
   Common stock issued in connection with acquisitions                $      3,907  $         -
                                                                      ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

1.   Basis of Presentation and Restatement

     These consolidated financial statements for the three and six month periods ended June 30, 2000 and 2001 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. ("VIA" or "the Company") as of and for the year ended December 31, 2000, included in VIA's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (Annual Report). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of VIA at June 30, 2001 and the results of operations and cash flows for the three and six month periods ended June 30, 2000 and 2001. The results of operations for the three and six month periods ended June 30, 2001 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2001.

     On August 9, 2001, the Company announced that it was revising our financial statements for the year ended December 31, 2000 and for the first quarter 2001 to correct certain revenue recognition and cost accounting errors arising at one of our acquired subsidiaries. During the course of a normal review of aged accounts receivable at the subsidiary and a subsequent detailed review, the Company, assisted by outside professionals identified improper accounting relating to the recognition of certain revenue and associated costs during this period. The revisions primarily address the reversal of recorded revenue that was not adequately supported by fully executed customer contracts and of costs that had not been incurred; other errors addressed include revenue recognized before the provision of service where revenue should have been spread over the contract period or recognized upon completion, and revenue recognized when payment was in bartered services and the value of those bartered services could not be determined. The principal effects of the revisions as to each of the affected periods was noted in our announcement of August 9, 2001, as filed with the Securities and Exchange Commission ("SEC") on Form 8-K dated August 10, 2001, see Note 9 to the consolidated financial statements. In this Form 10-Q, references or comparisons to results in 2000 or the first quarter of 2001 are to the restated results.

     As a result of the revisions to our 2000 and first quarter 2001 financial statements, we will be amending our SEC filings for those periods to reflect the revisions to our results.

     The Company acquired 32,000 shares of common stock in an exchange for the exercise of employee stock options. This transaction was completed in the second quarter 2001.

     Recent Pronouncement

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.

     The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001.


2.   Comprehensive Loss

     Comprehensive loss for the three and six months ended June 30, 2000 and 2001 was as follows (in thousands of U.S. dollars):

                                                    Three months ended June 30,   Six months ended June 30,
                                                         2000          2001           2000         2001
                                                    As Restated                   As Restated
                                                    -----------    -----------    -----------   -----------

     Net loss                                       $   (16,103)   $   (77,484)   $   (33,065)  $  (107,974)
     Foreign currency translation adjustment             (4,544)           617         (6,405)       (3,454)
                                                    -----------    -----------    -----------   -----------

     Comprehensive loss                             $   (20,647)   $   (76,867)   $   (39,470)  $  (111,428)
                                                    ===========    ===========    ===========   ===========

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

      Acquisitions

     Since 1998, the Company completed 26 acquisitions for cash, notes and common stock:

                  Number of Businesses   Aggregate Purchase  Assets  Liabilities
                  --------------------   ------------------  ------  -----------
                       Acquired                Price        Acquired   Assumed
                       --------                -----        --------   -------
                                            (In thousands of U.S. dollars)
         1998...                     4      $   39,217      $ 6,456   $ 7,148
         1999...                    13      $   92,327      $15,867   $18,321
         2000...                     9      $   75,715      $ 8,454   $ 6,356
                       ---------------      ----------      -------   -------

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

          Total...               26        $  207,259     $30,777   $31,825



     In connection with the acquisition of Net4You, we paid approximately $195,000 to the minority shareholders of that company in the first quarter of 2001. In connection with the acquisition of DNS, we are obligated to pay off an acquisition related promissory note, for approximately $901,000, to one of the former owners, which we anticipate paying in the third quarter 2001.

4.   Property and Equipment

     Property and equipment consisted of the following (in thousands of U.S. dollars):

                                                      December 31,    June 30,
                                                         2000          2001
                                                    ----------------------------
     Hardware and other equipment                   $     23,615   $     25,788
     Network and data center assets                       25,075         25,353
     Software                                              7,595         10,775
     Furniture and fixtures                                2,999          3,396
                                                    ------------   ------------
                                                          59,284         65,312
     Accumulated depreciation and amortization           (20,057)       (25,119)
                                                    ------------   ------------
     Property and equipment, net                    $     39,227   $     40,193
                                                    ===========================

     Depreciation expense was $2.3 million and $3.2 million for the three months ended June 30, 2000 and 2001, respectively. Total depreciation expense was $4.4 million and $6.6 million for the six months ended June 30, 2000 and 2001, respectively. In the United Kingdom in the first quarter 2001, approximately $1.6 million in managed assets that were previously held under the network and data center asset category were reclassified as hardware. This reclassification was made based on the determination that assets held on the customer premises should be classified as hardware rather than network assets. Certain network assets as of December 31, 2000 have been reclassified as hardware to reflect the current year presentation.

5.   Goodwill and Other Acquired Intangible Assets

     Goodwill and other intangible assets acquired through business acquisitions consisted of the following (in thousands of U.S. dollars):

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


                                             December 31,    June 30,
                                                 2000          2001

                Goodwill                      $  220,378   $   221,961
                Customer base                      8,360         8,595
                Employee workforce                 3,760         3,760
                Goodwill impairment charge             -       (47,992)
                Accumulated amortization         (51,416)      (75,574)
                                              ----------   -----------

                Total                         $  181,082   $   110,750
                                              ==========   ===========

     Total amortization expense was $8.1 million and $12.1 million for the three months ended June 30, 2000 and 2001, respectively. Total amortization expense was $15.5 million and $24.2 million for the six months ended June 30, 2000 and 2001, respectively. The value assigned to goodwill, customer base and employee workforce is being amortized over its estimated useful life of five years.

     During the three months ended June 30, 2001, the Company determined that the undiscounted cash flows associated with certain of its long-lived assets would not be sufficient to recover the net book value of such assets. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), the Company has recorded an impairment charge of approximately $48.0 million related to operations in Mexico, United States, Spain and Brazil. The respective amounts for this charge were $31.1 million, $16.1 million, $524,000 and $324,000. This impairment charge was taken to reflect the operations in these countries at fair value. The estimates of the fair values of the long-lived assets are based on a valuation of such assets performed by management. The fair values, as required by SFAS 121, did not consider the value of such assets in a forced sale or liquidation and were based primarily on an analysis of the operations' revenue streams, based on multiples derived from comparable market transactions.

6.   Short-term Notes and Long-term Debt

     Short-term notes and long-term debt consisted of the following (in thousands of U.S. dollars):

                                                                                      ------------   ------------
                                                                                      December 31,       June 30,
                                                                                         2000             2001
                                                                                      ------------   ------------

        Acquisition debt                                                              $      1,495   $        901
        Debt related to IRU Agreements, 12%, due quarterly to 2002                           2,476          2,156
        Capital lease obligations at interest rates ranging from 7.8% to 8.0%, due
          monthly through 2004                                                                 866            453
        Notes payable, due monthly through 2002                                                322            495
                                                                                      ------------   ------------
                                                                                             5,159          4,005
        Less current portion                                                                (3,265)        (2,665)
                                                                                      ------------   ------------
       Long-term portion                                                              $      1,894   $      1,340
                                                                                      ============   ============

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

8.   Segment Reporting

     The Company offers a variety of Internet access, web hosting, ecommerce, Internet security and related services to businesses and consumers in Europe, Latin America and the United States. As of June 30, 2001 the Company served primary markets in 15 countries, with operations organized into four geographic operating segments--North America, South America, the United Kingdom (UK), Ireland and Southern Europe and Central and Western Europe. These segments generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design,

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

     consulting services, and sale of third-party hardware and software. Corporate expenses, which are not allocated to one of the operating segments, are shown to reconcile to the total consolidated figures.

     Beginning in the quarter ended September 30, 2000, VIA modified its definition of total segment assets and beginning in the quarter ended December 31, 2000, VIA reorganized its management reporting structure to create four reportable segments rather than two. Prior amounts presented for the quarter ended June 30, 2000 have been revised to conform to the current presentation.

     Each of these geographic operating segments is considered a reportable segment. The Company evaluates the performance of its segments based on revenue and earnings before interest, taxes, depreciation and amortization and non-cash compensation charges ("EBITDA"). The table below presents information about the reported revenue, EBITDA and assets of the Company's segments for the three and six months ended June 30, 2000 and 2001, net of intercompany revenue of $1.1 million, $2.1 million, $1.9 million and $3.6 million, respectively, which was eliminated upon consolidation. Additionally, the assets presented in this table include intercompany receivables and payables. This table is presented in thousands of U.S. dollars.

                                                                                UK, Ireland
                                                                                -----------
                                                                                   and       Central and
                                                                                   ---       -----------
                                                        North         South      Southern     Western
                                                        -----         -----      --------     -------
                                        Corporate      America       America      Europe       Europe       Total
                                        ---------      -------       -------      ------       ------       -----
    Three months ended June 30,
    2000 (As Restated):
     Revenue ........................   $      --        3,233        1,517       12,471        8,417       25,638
     EBITDA .........................   $  (3,853)        (884)      (1,516)         375         (945)      (6,823)
     Assets .........................   $ 339,286       36,563       11,196       63,909       52,195      503,149
    Three months ended June 30, 2001:
     Revenue ........................   $      --        5,673        1,572        9,089        8,641       24,975
     EBITDA .........................   $  (1,920)        (549)      (2,119)      (3,381)      (5,050)     (13,019)
     Assets .........................   $ 252,878       24,524        1,582       38,818       48,655      366,457
     Six months ended June 30,
     2000 (As Restated):
     Revenue ........................   $      --        5,619        2,941       21,940       15,034       45,534
     EBITDA .........................   $  (7,740)      (1,946)      (2,431)         925       (2,172)     (13,364)
     Assets .........................   $ 339,286       36,563       11,196       63,909       52,195      503,149
     Six months ended June 30, 2001:
     Revenue ........................   $      --        9,845        3,319       17,854       19,393       50,411
     EBITDA .........................   $  (6,073)      (1,808)      (3,331)      (5,008)      (7,850)     (24,070)
     Assets .........................   $ 252,878       24,524        1,582       38,818       48,655      366,457

     A reconciliation from total EBITDA to loss before income taxes and minority interest is as follows (in thousands of U.S. dollars):

                                                         For the         For the       For the six      For the six
                                                       three months    three months       months          months
                                                        ended June      ended June      ended June      ended June
                                                         30, 2000        30, 2001        30, 2000        30, 2001
                                                      (As Restated)                    (As Restated)
                                                      -------------    ------------    ------------     -----------
     EBITDA                                           $      (6,823)   $    (13,019)   $     (13,364)   $   (24,070)
     Non-cash compensation                                   (1,360)           (717)          (2,938)        (1,480)
     Goodwill impairment charge                                  --         (47,992)              --        (47,992)
     Depreciation and amortization                          (10,437)        (15,340)         (19,903)       (30,759)
                                                      -------------    ------------    -------------    -----------

     Loss from operations                                   (18,620)        (77,068)         (36,205)      (104,301)
     Other income, interest expense and foreign
     currency losses                                          2,151            (721)           2,224         (3,786)
                                                      -------------    ------------    -------------    -----------

     Loss before income taxes and minority interest   $     (16,469)   $    (77,789)   $     (33,981)   $  (108,087)
                                                      =============    ============    =============    ===========

9.   Restatement of Financial Statements

     On August 9, 2001, the Company announced that it was revising its financial statements for the year ended December 31, 2000 and for the first quarter 2001 to correct certain revenue and cost recognition issues arising at one of the Company's acquired subsidiaries. During the course of a normal review of aged accounts receivables at the subsidiary and a subsequent detailed review, the Company, assisted by outside professionals, identified improper accounting relating to the recognition of certain revenue and associated costs during this period. The revisions primarily address the reversal of recorded revenue that was not adequately supported by fully executed customer contracts and of costs that had not been incurred; other errors addressed include revenue recognized before the provision of service where revenue should have been spread over the contract period or recognized upon completion and revenue recognized when payment was in bartered services and the value of those bartered services could not be determined. The principal effects of the revisions as to each of the affected periods were noted in the Company's announcement of August 9, 2001, as filed with the SEC on Form 8-K dated August 10, 2001. In this Form 10-Q, references or comparisons to results in 2000 or the first quarter of 2001 are to the restated results.

                                        Three months ended June 30, 2000                Six months ended June 30, 2000
                                        As Reported          As Restated                As Reported        As Restated
                                        -----------          -----------                -----------        -----------


Statement of Operations Data:
   Revenue
     Access                                  15,767               15,603                     28,333             27,912
     Value added                              9,502                9,322                     16,094             16,048
     Other                                      733                  713                      1,594              1,574
   Total Revenue                             26,002               25,638                     46,021             45,534
   Direct Costs                              14,877               14,877                     25,241             25,465
   Loss from Operations                     (18,256)             (18,620)                   (35,494)           (36,205)
   Net Income (Loss)                        (15,739)             (16,103)                   (32,354)           (33,065)
   Net Income (Loss) per share             $  (0.26)            $  (0.27)                  $  (0.71)          $  (0.73)


                                           Year ended December 31, 2000
                                           As Reported      As Restated
                                           -----------      -----------

Balance Sheet Data
   Accounts Receivable, net                    20, 305           16,570
   Other current liabilities and
    accrued expenses                            12,828           11,852
   Accumulated other comprehensive
    income                                     (13,202)        (13, 173)
   Accumulated deficit                        (110,905)        (113,693)

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

     The three largest revenue producing countries for the three and six months ended June 30, 2000, the United Kingdom, Germany and Mexico, generated revenues in the amounts of $11.4 million, $3.6 million and $3.2 million, and $19.7 million, $6.8 million and $5.6 million, respectively.

     The three largest revenue producing countries for the three and six months ended June 30, 2001, the United Kingdom, Mexico and Germany, generated revenues in the amounts of $7.7 million, $4.7 million and $3.2 million, and $15.1 million, $7.9 million and $7.2 million, respectively. Revenue from our U.S. operating company, for the three and six months ended June 30, 2001 was $987,000 and $2.0 million, respectively.

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

     Overview

     VIA NET.WORKS is a leading international provider of Internet access and value-added services focused on small and mid-sized businesses in Europe, Latin America and the United States. We have built our business through the acquisition, integration and growth of 26 Internet services providers in 15 countries, all of which have been acquired since June 1998. We currently operate in Argentina, Austria, Belgium, Brazil, France, Germany, Ireland, Italy, Mexico, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States. By targeting businesses in Europe and Latin America, we have positioned VIA to capitalize on some of the most rapidly growing areas of the Internet market. Our European and Latin American markets have a relatively low number of total Internet users, and businesses in each region have a relatively low number of Internet services available to them. By choosing to serve these market segments, we have the opportunity to sell our services to a large number of businesses that have identifiable Internet needs but little or no Internet experience. Once we have developed relationships with these customers, we seek to upgrade them from entry-level Internet access services to more sophisticated and higher margin solutions such as managed application hosting and virtual private networking. In our U.S. market, we currently focus exclusively on web-related services such as shared and dedicated web hosting, and domain name registration, and Internet security services such as managed firewalls and virtual private networks, or VPNs. Our U.S. operation allows us to meet the U.S. web hosting and security needs of our large international customer base.

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

     The following table summarizes our operations in Europe, Latin America and the United States by geographic operating segment, country, operating company and revenue contribution. VIA operates in 14 countries organized into four geographic operating regions:

     .    Central and Western Europe
     .    United Kingdom, Ireland and Southern Europe
     .    South America
     .    North America

                                                                                         Percentages of  Percentages of
                                                                                         --------------  --------------
                                                                                         Total Revenue   Total Revenue
                                                                                         -------------   -------------
                                                                                         for the Three for the Six Months
                                                                                         ------------- ------------------
                                                                                         Months Ended        Ended
                                                                                         ------------        -----
                                                                                         June 30, 2001   June 30, 2001
                                                                                         -------------   -------------
                                      Operating Company
                             ------------------------------------------------
  Country of Operation
 ----------------------
Central and Western Europe:

     Austria              Net4You.....................................................        1%               1%
     France               Artinternet.................................................        2%               2%
                          DNS.........................................................        6%               8%
                          MNET........................................................        1%               1%
     Germany              VIA NET.WORKS Deutschland (formerly GTN)....................        7%               8%
                          Highspeed-Server Eisnet.....................................        1%               1%
                          INS.........................................................        2%               2%
                          ISAR........................................................        3%               3%
     The Netherlands      bART........................................................        4%               4%
                          IAE.........................................................        3%               3%
     Switzerland          VIA NET.WORKS (Schweiz) (formerly Smartcomp and M&CNET) ....        3%               4%
United Kingdom, Ireland and Southern Europe:

     United Kingdom       VIA NET.WORKS UK............................................       31%              30%
                          (formerly i-way, U-Net, WWS and Netlink)....................
     Ireland              VIA NET.WORKS Ireland (formerly MediaNet)...................        1%               1%
     Italy                VIA NET.WORKS Italia (formerly Meridian Microtech)..........        2%               1%
     Portugal             VIA NET.WORKS Portugal......................................        2%               3%
     Spain                VIA NET.WORKS Spain.........................................        2%               2%
South America:

     Argentina            VIA NET.WORKS Argentina.....................................        2%               2%
                          ServiceNet..................................................  less than 1%       less than 1%
     Brazil               VIA NET.WORKS Brasil (formerly Dialdata)....................        4%               4%
North America:

     Mexico               VIA NET.WORKS Mexico (formerly InfoAcces)...................       19%              16%
     United States        VIA NET.WORKS USA (formerly IMC Online).....................        4%               4%

     RESULTS OF OPERATIONS

     Three and six months ended June 30, 2001 compared with the three and six months ended June 30, 2000 (As Restated)

          Revenue

                                      Three months ended                            Six months ended
                                   June 30,       June 30,      % Increase/      June 30,      June 30,     % Increase/
                                    2000            2001         (Decrease)        2000          2001       (Decrease)
                              -----------------------------------------------------------------------------------------
                               (in thousands of U.S. dollars)                  (in thousands of dollars)
  Residential Access                  2,028            1,554       (23%)           3,995          3,378          (15%)
  % of Total Revenue                     8%               6%                          9%             7%
  Business Access                    13,574           10,404       (23%)          23,916         21,579          (10%)
  % of Total Revenue                    53%              42%                         53%            43%
  Value Added Services               10,036           13,017        30%           17,623         25,454           44%
  % of Total Revenue                    39%              52%                         38%            50%
  Total Revenue                      25,638           24,975                      45,534         50,411

     We generate revenue from the sale of Internet access services and Internet value-added services. Revenue from Internet access services, both dial-up and dedicated, derives primarily from subscriptions purchased by businesses and consumers. Additionally, in some countries we receive revenue in the form of payments from the telecommunications companies that our customers use to access our services. All of our access revenues are recognized as they are earned over the period the services are provided. Revenue from Internet value-added services comes from web hosting, applications hosting and related maintenance, domain name registration, Internet security services, sales of hardware and third-party software, network installation, training and consulting and other services. Services such as web and applications hosting and domain name registration are generally sold on a subscription basis and are paid for in advance or by monthly direct charges to credit or debit accounts. These revenues are recognized over the period in which the services are provided. Revenue from hardware and third-party software sales, installation, training and consulting, and other services is on a contract basis. Revenue from installation, training and consulting is recognized over the contract term as the related services are provided. Revenue from hardware and third-party software sales is recognized upon delivery or installation of the products, depending on the terms of the arrangement, and when the fee is fixed or determinable and collectibility is considered probable.

     Revenue for the three months ended June 30, 2001 decreased 3% to $25.0 million as compared to $25.6 million for the three months ended June 30, 2000. Revenue for the six months ended June 30, 2001 increased 11% to $50.4 million as compared to $45.5 million for the six months ended June 30, 2000. Our second quarter 2001 revenue was favorably impacted by the acquisition of 5 operations that occurred between July 1, 2000 and December 31, 2000. Residential access revenue declined by 23% in the second quarter 2001, as compared to the same period in 2000, reflecting the continuing run-off of low margin residential customers. Business access revenue decreased 23% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. VIA obtained its wholesale and residential customer bases as part of our original acquisitions. We do not generally market to wholesale and residential customers in any of our operations and hence we expect these revenues to continue to run off. Value-added services, which include web-hosting, web-design, domain name registration, data networking, managed bandwidth and bundled service offerings increased by 30% for the second quarter of 2001, as compared to the same period in 2000.

     Internet services operating costs

                                   Three months ended                          Six months ended
                                June 30,        June 30,      % Increase/    June 30,    June 30,        % Increase/
                                  2000            2001        (Decrease)       2000        2001          (Decrease)
                              ---------------------------------------------------------------------------------------
                               (in thousands of U.S. dollars)             (in thousands of U.S. dollars)
     Internet services             14,877         12,568        (16%)          25,465      26,059             2%
     operating costs
     % of Total Revenue                58%            50%                          56%         52%

     Our Internet services operating costs are the costs we incur to carry customer traffic to and over the Internet. We lease lines that connect our points of presence, or PoPs, either to our own network or to other network providers. We pay other network providers for transit, which allows us to transmit our customers' information to or from the Internet over their networks. We also pay other recurring telecommunications costs and personnel costs, including the cost of the local telephone lines used by customers to reach our PoPs and access our services, and costs related to customer support and care. We expect that our Internet services operating costs will increase by a percentage of any revenue growth. We anticipate that these costs will decline as a percentage of revenue, however, as we increase the percentage of higher margin value added services in our revenue mix, expand our owned network facilities and as competition drives the overall price of network capacity downward.

     Our Internet services operating costs were $12.6 million for the three months ended June 30, 2001. We had $14.9 million of Internet services operating costs for the three months ended June 30, 2000. This decrease was due in part to a one-time credit to leased line costs in one of our markets.

     Internet services operating costs for the six months ended June 30, 2001 increased by 2% to $26.1 million as compared to $25.5 million for the six months ended June 30, 2000. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel. Additionally, we incurred operating costs associated with our international network that we established in June 1999.

     Selling, general and administrative

                                      Three months ended                          Six months ended
                                    June 30,      June 30,      % Increase/    June 30,      June 30,      % Increase/
                                      2000          2001         (Decrease)      2000          2001         (Decrease)
                              ----------------------------------------------------------------------------------------
                                (in thousands of U.S. dollars)              (in thousands of U.S. dollars)
     Selling, general &
     administrative costs            18,944        26,143           38%         36,371           49,902           37%
     % of Total Revenue                  74%          105%                          80%              99%


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

     We incurred selling, general and administrative expenses of $26.1 million for the three months ended June 30, 2001, a 38% increase over the $18.9 million we incurred for the three months ended June 30, 2000. Selling, general and administrative expenses increased by 37% to $49.9 million for for the six months ended June 30, 2001, as compared to the $36.4 million for the corresponding period in the preceding year. Bad debt expense for the six months ended June 30, 2000 and 2001, was $806,000 and $1.8 million, respectively. Of the $26.1 million in costs in the second quarter 2001, $2.6 million, or 10%, of the costs were incurred by our corporate and regional organizations and $23.5 million, or 90%, of the expenses were incurred by our 25 subsidiaries. Beginning in the second quarter of 2001 the Company allocated corporate and regional expenses to the local subsidiaries based upon revenue and other financial metrics. As a result, corporate and regional expenses decreased, down 49% from the second quarter of 2000, and costs at the operating subsidiaries increased 52% from the second quarter of 2000. The increase in costs is also partly attributable to planned increases in sales staffing and training in support of our organic growth and costs associated with the Company's integration activities in the second quarter 2001. Additionally, $2.6 million or 36% of the increase in costs at the operating subsidiaries was due to the 5 consolidated operations acquired between July 1, 2000 and December 31, 2000.


     Depreciation, amortization and goodwill impairment

                                      Three months ended                          Six months ended
                                    June 30,      June 30,      % Increase/    June 30,      June 30,      % Increase/
                                      2000          2001         (Decrease)      2000          2001         (Decrease)
                              ----------------------------------------------------------------------------------------
                                (in thousands of U.S. dollars)              (in thousands of U.S. dollars)
     Depreciation and
     amortization                  10,437          15,340            47%        19,903        30,759           55%
     % of Total Revenue                41%             61%                          44%           61%
     Goodwill Impairment                 -          47,992           100%             -        47,992          100%
     % of Total Revenue                  0%            192%                            0%          95%

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

     Our depreciation and amortization expense was $15.3 million for the three months ended June 30, 2001, up from $10.4 million for the three months ended June 30, 2000. We incurred depreciation and amortization expense of $30.8 million for the six months ended June 30, 2001, up from $19.9 million for the six months ended June 30, 2000. For the three months ended June 30, 2001, $12.1 million, or 79%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $3.2 million, or 21% was related to the depreciation of fixed assets. For the same period in 2000, $8.1 million, or 77%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $2.3 million, or 23% was related to the depreciation of fixed assets. For the six months ended June 30, 2001, $24.2 million, or 79%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $6.6 million, or 21% was related to the depreciation of fixed assets. For the six months ended June 30, 2000, $15.5 million, or 78%, of the total depreciation and amortization expense related to the amortization of goodwill and $4.4 million, or 22% of the total was related to the depreciation of fixed assets.

     In the second quarter of 2001, the Company wrote down the value of the acquired goodwill by $48.0 million. This one time adjustment relates to goodwill impairments for operations in the North American; UK, Ireland and Southern Europe and South American regions. The impairment charge for these regions was $41.1 million, $524,000 and $324,000, respectively.

     Interest income, net

                                      Three months ended                          Six months ended
                                    June 30,      June 30,      % Increase/    June 30,      June 30,      % Increase/
                                     2000           2001         (Decrease)      2000          2001         (Decrease)
                              ----------------------------------------------------------------------------------------
                                (in thousands of U.S. dollars)              (in thousands of U.S. dollars)
     Interest income                 3,623           1,839          (49%)        5,428          4,364         (20%)
     % of Total Revenue                 14%              7%                         12%             9%

     For the three months ended June 30, 2001, we earned $2.1 million in interest income, a 48% decrease over the $4.0 million we earned for the three months ended June 30, 2000. We earned $4.6 million in interest income for the six months ended June 30, 2001, down from $6.0 million for the six months ended June 30, 2000. Interest income in both periods was generated from investing funds received from our initial public offering in February 2000, until those funds are used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. We also incurred $211,000 of interest expense for the three months ended June 30, 2001, as compared to $380,000 of interest expense incurred in the same period in 2000. Interest expense for the six months ended June 30, 2001 and 2000 was $242,000 and $586,000, respectively. Interest expense relates to the debt agreements arising from the notes payable to the former owners of businesses acquired and lease financing of equipment in our operating subsidiaries.

     Foreign currency losses

                                        Three months ended                          Six months ended
                                      June 30,      June 30,      % Increase/    June 30,      June 30,      % Increase/
                                       2000           2001         (Decrease)      2000          2001         (Decrease)
                                ----------------------------------------------------------------------------------------
                                  (in thousands of U.S. dollars)              (in thousands of U.S. dollars)
     Foreign currency losses           1,358           2,497            84%        2,851          8,042          182%
     % of Total Revenue                    5%             10%                          6%            16%


     We recognized a $2.5 million foreign currency loss for the three months ended June 30, 2001, as compared to a $1.4 million foreign currency loss for the same period in the prior year. Our foreign currency loss was $8.0 million for the six months ended June 30, 2001, as compared to a loss of $2.9 million for the six months ended June 30, 2000. The loss in both periods was primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts, which were established to hold part of the proceeds of our initial public offering in February 2000. The remainder of the loss was contributed by fluctuations in the five other non-Euro-linked currencies in which we hold assets.

     Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million, in the aggregate, through three private preferred stock offerings between August 1997 and April 1999. Through our initial public offering of common stock in February 2000, we raised approximately $333.0 million, net of underwriting discounts and commissions. At June 30, 2001, we had cash and cash equivalents of $185.9 million.

     Cash used in operating activities was $32.7 million for the six months ended June 30, 2001 and $9.0 million for the six months ended June 30, 2000. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization, non-cash stock compensation charges and unrealized foreign currency transaction gains and losses.

     Cash used in investing activities was $17.6 million for the six months ended June 30, 2001 and $39.6 million for the same period in 2000. In 2001 we used cash to increase our investment in one partially owned operation and to pay two contingent earn-out payments in connection with two companies acquired in 2000. In the first six months of 2000, cash was primarily used for the acquisitions of DNS, Net4You, IAE and ISAR and for the increase in investments in various partially owned subsidiaries.

     Cash used by financing activities was $689,000 for the six months ended June 30, 2001. In the same period in 2000, cash provided by financing activities was $329.1 million. In the second quarter 2001, cash was used primarily to repay debt. In the corresponding period in 2000, cash was primarily generated by the initial public offering of our common stock in February 2000.

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

     On a periodic basis, management reviews the carrying value of the Company's investment in its operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-term assets, primarily goodwill. In its review, management considers market and competitive factors, operating and financial trends and the business outlook for each operation. As of June 30, 2001, management concluded that an impairment of goodwill and other acquired intangible assets had occurred. As a result, $48.0 million of goodwill was written off as of June 30, 2001, related to our North American; UK, Ireland and South Europe; and South American regions. The goodwill inpairment for these regions was $47.1 million, $524,000 and $324,000, respectively. Future changes in operating results or business outlook could result in a change in management's conclusions with respect to the recoverability of its long-term assets in these and other locations.

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

     Exchange rates can vary significantly. During the six month period ended June 30, 2001, we experienced similar exchange rate fluctuations in all eight of the Euro-linked currencies in which we transact business. The Euro-linked currencies varied by approximately 8% in relation to the U.S. dollar during the second quarter of 2001, and at June 30, 2001 were approximately 10% below where they were at the beginning of the year. We recognized foreign currency losses of $2.5 million and $8.0 for the three and six month periods ended June 30, 2001, respectively, due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates but they did not have a material impact on our results.

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

     VIA has exposure to financial market risks, including changes in interest rates and foreign exchange rates. At June 30, 2001, VIA's financial instruments consisted of short-term investments and fixed rate debt related to acquisitions and network purchases. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At June 30, 2001 all of our investments are due to mature within twelve months and the carrying value of such investments approximates fair value. The majority of our debt obligations have fixed rates of interest.

     As mentioned previously in the "Foreign Currency Exchange Risks" section, VIA has Euro denominated cash accounts, which expose the company to foreign currency exchange rate risk. As of June 30, 2001, a 10 percent increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of $3.5 million. Additionally, VIA is exposed to foreign exchange rate risk related to its obligations denominated in foreign currencies. These obligations are a result of acquiring operating companies in various European and Latin American countries. VIA is also subject to risk from changes in foreign exchange rates for its international operations that use a foreign currency as their functional currency and are translated into U.S. dollars. These risks cannot be reduced through hedging arrangements.

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

     The estimated net offering proceeds to VIA after deducting the estimated expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through June 30, 2001, VIA has used $86.9 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA's investment in various partially owned subsidiaries, $30.0 million for capital expenditures and approximately $46.2 million to fund operating losses.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 23, 2001 we held our Annual Meeting of Shareholders at the Hyatt Regency located at the Reston Town Center, in Reston, Virginia at 8:30 a.m.. At the annual meeting, shareholders considered and approved the election of Class I Director members of the board of directors, by the number of votes indicated below:

DIRECTOR                              VOTES FOR                  WITHHELD

Stephen J. Eley....................   43,635,313                   517,704
William A. Johnston................   42,557,098                 1,595,919
Mark J. Masiello...................   43,683,387                   469,630

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)      Exhibits

Exhibits
--------

Exhibit 99.1      Risk Factors

b)      Reports on Form 8-K

        VIA filed a report on Form 8-K on June 6, 2001 to announce
        VIA NET.WORKS' stock repurchase plan. VIA filed no other reports on Form 8-K during the three months ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                               VIA NET.WORKS, Inc.


Date: August 14, 2001          By: /s/ DAVID M. D'OTTAVIO
                                   ---------------------------------
                                   David M. D'Ottavio
                                   Chief Executive Officer, Chairman
                                   of the Board of Directors (Duly Authorized
                                   Officer)




Date: August 14, 2001          By: /s/ CATHERINE A. GRAHAM
                                   ----------------------------------
                                   Catherine A. Graham
                                   Vice President, Chief Financial Officer and
                                   Treasurer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

99.1     Risk Factors

                                                                    Exhibit 99.1

                                  Risk Factors
                                  ------------

Statements in this Form 10-Q that are not historical facts are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of
1995). These statements include but are not limited to those relating to projections regarding future network configuration and scope, revenues and revenue growth, costs (direct and operating costs), earnings per share, EBITDA, specific product and service sales and capital expenditures. These statements, when made, are intended to reflect VIA management's then current views with respect to future events and expectations and are subject to a number of risks, assumptions and uncertainties which could cause our actual results to differ materially from those projected in such statements.

            Discussion of Risk Factors, Assumptions and Uncertainties

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

     We have grown rapidly through acquisitions and focusing on our core market of small and medium-size businesses. From June 1998 through December 2000, we acquired 26 companies and increased the total number of our employees from five to almost 1300. We expect to continue our growth by focusing sales efforts on value-added services to our core market and continuing to develop our base of larger corporate customers. To manage our expected growth effectively, we must

     .    implement additional management information systems

     . develop additional operating, administrative, financial and accounting systems and controls

     .    hire and train additional personnel

     . expand the reach of our network and increase our Internet points of presence

     If we are unable to meet these demands, the quality of our services may suffer, causing us to lose customers and revenues.

Our efforts to reduce our lower margin residential and wholesale customer base may reduce our revenues in the short or intermediate term faster than we can generate higher margin business and value-added services revenues

     We have focused our sales and product development efforts on selling higher margin products and pursuing greater market share of the business market for Internet and Internet-related services. In doing so, we have allowed our legacy residential and wholesale customer base to run off and, in certain markets, have pursued or considered the sale of such customer accounts. We may not be able to acquire business customer revenues as quickly as our residential customer or wholesale revenues diminish, which could adversely affect our operating results.

If we fail to integrate operating and information systems, networks and management of our acquired companies successfully, we may suffer operating inefficiencies and reduced operating cash flow.

     We may not be able to integrate our acquired companies to the extent that we have assumed because we currently operate in 14 different countries with different governmental regulations, languages, customs, currencies and availability of telecommunication capacity to carry data. Any material failure to integrate systems, networks or management of these operations may have a significant negative impact on the assumptions we make or have made with respect to cost reductions, sales and marketing opportunities as well as our ability to adequately serve and bill our customers. In addition, we have and will continue to commit substantial management, operating, financial and other resources to integrate our operating companies and implement our business model, which will continue to reduce our operating cash flow.

Our integration efforts may lead to the loss of key staff and a distraction from revenue-generating opportunities, which may lead to lower than expected operating results

     We have acquired multiple operations in the United Kingdom, France, Germany, The Netherlands and Switzerland. In each of these countries, we are in various stages of integrating legally, financially and operationally the separate companies acquired in that country into a single operation. These efforts may create operational and personnel disruptions that may lead to the loss of key personnel or require that we increase salaries or fringe benefits to retain staff. In addition, integration activities require significant attention from key management and staff at these operations, which may distract management and staff from revenue-generating opportunities and negatively affect our results.

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

     We record the revenues and expenses of our local operations in their home currencies and translate these amounts into U.S. dollars for purposes of reporting our consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our revenues, expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. For example, the average value of the Euro ((euro)) decreased by 5.4% in relation to the U.S dollar during the quarterly period ending June 30, 2001 but increased by 6.2% in relation to the U.S. dollar during the quarterly period ended March 31, 2001. Because each Euro converted to fewer U.S dollars during the quarterly period ended June 30, 2001, we reported lower revenue growth than what would be calculated in local currencies for the second quarter of 2001, and since each Euro converted into more U.S. dollars during the quarterly period ended March 31, 2001, we reported higher revenue growth than what would be calculated in local currencies for the first quarter of 2001. In addition, we hold foreign currency balances that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. For example, the decrease in the value of the Euro from the beginning to the end of our second quarter of 2001 resulted in a $2.5 million foreign exchange loss and a reduction in earnings per share of $0.04, and the decrease in value of the Euro from the beginning to the end of the first quarter of 2001 resulted in a $5.5 million foreign exchange loss and a decrease in earnings per share of $.09. In projecting future operating results, we make certain assumptions about the fluctuation of the home currencies of our operations. If these assumptions turn out to be materially inaccurate, our actual operating results may be materially different from our projections.

Logistical problems or economic downturns that could result from the introduction of the Euro may affect our ability to operate and adversely impact our operating results.

     On January 1, 1999, 11 of the 15 European Union member countries adopted the Euro as their common legal currency, at which time their respective individual currencies became fixed at a rate of exchange to the Euro, and the Euro became a currency in its own right. During a January 1, 1999 to January 1, 2002 transition period, we must manage transactions with our customers and our third-party vendors who conduct business in Euro participating countries in both the Euro and the individual currencies. If VIA, its customers or vendors, experience systems problems in converting to the Euro, VIA may be unable to bill and collect from customers or pay vendors for services, and our operating results could be materially adversely affected. To date, we have not experienced any material problems in this conversion effort.

Our brand names are difficult to protect and may infringe on the intellectual property rights of third parties.

     We are aware of other companies using or claiming to have rights to use trademarks that are similar to our marks and variations of those marks, including the VIA NET.WORKS mark. We have received several demands from third parties to cease and desist using one or more of our trademarks. The users of these or similar marks may be found to have senior rights if they were ever to assert a claim against us for trademark infringement. If an infringement suit were instituted against us, even if groundless, it could result in substantial litigation expenses in defending the suit. If such a suit were to be successful, we could be forced to cease using the mark and to pay damages. Moreover, if we are forced to stop using any of our trademarks, we may have to expend significant resources to establish new brands and our operating results may be materially impacted.

Reaction by customers, investors or regulators to the restatement of our 2000 and first quarter 2001 financial results may adversely impact our revenues and expenses.

     On August 9, 2001, we announced the restatement of our financial results for 2000 and for the first quarter of 2001. As a result of the restatement, we may be subject to adverse customer reaction, which may make it more difficult to attract and retain customers and lead to loss of revenues. Adverse investor reaction and inquiries by regulators may divert management's attention from core business needs or strategic opportunities, reduce revenue opportunities or increase costs.

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

     . directly or indirectly affect telecommunications costs generally or the costs of Internet telecommunications specifically

     . prohibit the transmission over the Internet of various types of information and content

     . impose requirements on Internet services providers to protect Internet users' privacy or to permit government interception of data traffic

     . increase the likelihood or scope of competition from telecommunications or cable companies



     For example, Germany has enacted legislation that requires Internet services providers to establish technical means to permit German authorities to intercept data traffic of identified customers. The application of the legislation to Internet services providers has been subject to significant opposition from Internet services providers industry groups because of the significant cost that would be imposed on service providers to comply with the law. This opposition has led to a delay in the implementation of the law. If the law is ultimately applied to Internet services providers, our German operations could be significantly impacted. Also, some states of Brazil impose a tax of up to 30% on revenues generated by communications services. There has been no judicial determination that Internet access services constitute communications services. If Internet services providers were ultimately required to pay this tax, our Brazilian operations would be negatively and significantly impacted.

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

     Internet use in our markets is relatively low. If the market for Internet services fails to develop, or develops more slowly than expected, we may not be able to increase our revenues at the rate we have projected. Obstacles to the development of Internet services in our markets include:

     .    low rates of personal computer ownership and usage

     . lack of developed infrastructure to develop Internet access and applications

     .    limited access to Internet services

     In particular, we depend on increasing demand for Internet services by small to mid-sized businesses in our geographic markets. Demand for Internet services by these businesses will depend partly on the degree to which these businesses' customers and suppliers adopt the Internet as a means of doing business, and partly on the extent to which these businesses adopt Internet technologies to deal with internal business processes, such as internal communications. Demand will also partly depend on whether there is a general economic downturn in these markets, which may result in a cutback of expenditures of the services we offer. Furthermore, as competitive pressures drive down customer prices for Internet access in many of our markets, we depend increasingly in such markets on our ability to sell our customers higher margin, value added services such as security services, web hosting, and ecommerce solutions.

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

     . slow or negative growth as a result of recessionary trends caused by foreign currency devaluations, interest rate hikes and inflation

     . wage and price controls that reduce potential profitability of businesses

     We have made no allowances for the impact of any such potential events in financial projections we have announced. The occurrence of any such adverse political or economic conditions may deter growth in Internet usage or create uncertainty regarding our operating climate, which my adversely impact our business and operating results.