Form 10-Q/A
period 2000-06-30
VIA NET WORKS INC
filed 2001-08-16
CIK 1098402

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                   -----------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR
                                                          -------------

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


                                EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant's quarterly on Form 10-Q for the quarter ended June 30, 2000 as filed on August 11, 2000 and is being filed to reflect the restatement of the Registrant's consolidated financial statements. The reasons for and effects of this restatement are presented in Note 10 to the consolidated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. The Registrant has not updated disclosures in this Form 10-Q/A to reflect any events subsequent to the Registrant's initial filing of its quarterly report on Form 10-Q on August 11, 2000. For the most recent information concerning the Registrant and updated Risk Factors, please see the Registrant's quarterly Report on Form 10-Q for the quarter ended June 30, 2001

                               VIA NET.WORKS, INC.
                                TABLE OF CONTENTS
                                   (UNAUDITED)



PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements:

       Consolidated Condensed Balance Sheets as of June 30, 2000 (As Restated) and
             December 31, 1999 ..............................................................................      3

       Consolidated Statements of Operations for the three and six months ended
             June 30, 2000 (As Restated) and 1999 ..............................................................   4

       Consolidated Statements of Cash Flows for the six months ended
             June 30, 2000 (As Restated) and 1999 ..............................................................   5

       Notes to the Consolidated Financial Statements (As Restated).............................................   6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            Of Operations ...................................................................................     12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................................     17

PART II OTHER INFORMATION

Item 1.     Legal Proceedings ...............................................................................     18

Item 2.     Changes in Securities and Use of Proceeds........................................................     18

Item 3.     Defaults Upon Senior Securities   ...............................................................     18

Item 4.     Submission of Matters to a Vote of Security Holders..............................................     18

Item 5.     Other Information ...............................................................................     18

Item 6.     Exhibit and Reports on Form 8-K..................................................................     19

SIGNATURES...................................................................................................     20

EXHIBIT INDEX................................................................................................     21


                                     PART I

Item 1.    Financial Statements

                               VIA NET.WORKS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands of U.S dollars, except share data)
                                   (Unaudited)
                                   -----------


                                                                                           December           June 30,
                                                                                           31, 1999             2000
                                                                                           --------             ----
                                                                                                           (As Restated)
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                               $ 20,067           $301,169
   Restricted cash                                                                           15,000             12,234
   Trade and other accounts receivable, net of allowance of $1,296 and $1,831,
      respectively                                                                            9,197             16,917
   Other current assets                                                                       3,074              4,200
                                                                                           --------           --------

            Total current assets                                                             47,338            334,520

Property and equipment, net                                                                  28,909             34,601
Goodwill and other acquired intangible assets, net                                          115,194            130,340
Other noncurrent assets                                                                       8,142              3,688
                                                                                           --------           --------

            Total assets                                                                   $199,583           $503,149
                                                                                           ========           ========

          LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                         AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                        $ 12,735           $ 15,593
   VAT and other taxes payable                                                                1,904              2,225
   Short-term notes and current portion of long-term debt                                     7,808              1,966
   Deferred revenue                                                                           9,777             13,490
   Other current liabilities and accrued expenses                                             5,660              8,935
                                                                                           --------           --------

            Total current liabilities                                                        37,884             42,209

Long-term debt, less current portion                                                          5,846              3,980
                                                                                           --------           --------

            Total liabilities                                                                43,730             46,189

Contingencies

Minority interest in consolidated subsidiaries                                                4,422              1,908

Mandatorily redeemable convertible preferred stock:                                         180,933                  -

Stockholders' equity (deficit):
   Common stock, $.001 par value; 57,000,000 and 125,000,000 shares authorized;
      1,962,671 and 52,904,328 shares issued and outstanding;
      respectively                                                                                2                 53
   Non-voting common stock, $.001 par value; 7,500,000 shares authorized; 0
      and 6,770,001 shares issued and outstanding; respectively                                   -                  7
   Additional paid-in capital                                                                26,023            547,637
   Accumulated deficit                                                                      (36,658)           (69,723)
   Deferred compensation                                                                    (12,788)           (10,436)
   Accumulated other comprehensive loss                                                      (6,081)           (12,486)
                                                                                           --------           --------

            Total stockholders' equity (deficit)                                            (29,502)           455,052
                                                                                           --------           --------
            Total liabilities, mandatorily redeemable convertible preferred stock
               and stockholders' equity (deficit)                                          $199,583           $503,149
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

                               VIA NET.WORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. Dollars, except share and per share data)
                                   (Unaudited)
                                   -----------


                                                             Three Months ended               Six Months ended
                                                                   June 30,                       June 30,
                                                                   --------                       --------

                                                           1999              2000           1999            2000
                                                           ----              ----           ----            ----
                                                                       (As Restated)                   (As Restated)
Revenue                                                 $  6,588       $    25,638       $ 11,097     $    45,534

Operating costs and expenses:
     Internet services                                     3,336            14,877          5,561          25,465
     Selling, general and administrative                   6,792            18,944         10,762          36,371
     Depreciation and amortization                         3,002            10,437          4,872          19,903
                                                        --------       -----------       --------      ----------

Total operating costs and expenses                        13,130            44,258         21,195          81,739

Loss from operations                                      (6,542)          (18,620)       (10,098)        (36,205)

Interest income                                              920             4,037          1,310           6,048
Interest expense                                            (282)             (528)          (558)           (973)
Gain (loss) in unconsolidated affiliate                       35                 -           (159)              -
Foreign currency gains/(losses)                              378            (1,358)         1,771          (2,851)
                                                        --------       -----------       --------      ----------

Loss before minority interest and income taxes            (5,491)          (16,469)        (7,734)        (33,981)
Income tax expense                                             -              (382)             -            (500)
Minority interest in loss of consolidated
  subsidiaries                                               558               748            831           1,416
                                                        --------       -----------       --------      ----------

Net loss attributable to common stockholders              (4,933)          (16,103)        (6,903)        (33,065)

Basic and diluted loss per share attributable to
  common stockholders                                   $  (9.05)      $     (0.27)      $ (13.56)    $     (0.73)

Shares used in computing basic and diluted loss
  per share                                              545,326        59,636,544        509,222      45,324,270



   The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. Dollars, except share and per share data)
                                   (Unaudited)
                                   -----------


                                                                              For the six months ended
                                                                                       June 30,
                                                                                       --------

                                                                            1999                    2000
                                                                            ----                    ----
                                                                                                (As Restated)
Cash flows from operating activities:
      Net loss                                                           $ (6,903)                $(33,065)
      Adjustments to reconcile net loss to cash used in operating activities:
            Depreciation and amortization                                   4,872                   19,903
            Employee stock compensation                                       390                    2,938
            Unrealized foreign currency transaction (gains)/losses         (1,771)                     501
            Minority interest in loss of consolidated subsidiaries           (831)                  (1,416)
            Loss in unconsolidated affiliate                                  159                        -
      Changes in assets and liabilities, net of acquisitions:
            Accounts receivable                                           (37,380)                  (5,354)
            Other current assets                                           (2,841)                  (1,320)
            Accounts payable                                                   57                    2,099
            Other current liabilities and accrued expenses                 (2,026)                   2,967
            Deferred revenue                                                  750                    3,413
            Other noncurrent assets                                           (34)                     286
                                                                         --------                 --------

              Cash used in operating activities                           (45,558)                  (9,048)
                                                                         --------                 --------

Cash flows from investing activities:
      Acquisitions, net of cash acquired                                  (26,103)                 (31,329)
      Purchases of property and equipment                                  (2,448)                 (10,537)
      Other assets                                                              7                    2,277
                                                                         --------                 --------

              Cash used in investing activities                           (28,544)                 (39,589)
                                                                         --------                 --------

Cash flows from financing activities:
      Repayment of debt                                                    (1,456)                  (3,072)
      Proceeds from issuance of common stock, net                             653                  331,642
      Proceeds from issuance of preferred stock                           127,858                        -
      Proceeds from borrowings                                              4,047                      516
                                                                         --------                 --------

              Cash provided by financing activities                       131,102                  329,086
                                                                         --------                 --------

Effect of currency exchange rate changes on cash                             (274)                     653
                                                                         --------                 --------

Net increase (decrease) in cash and cash equivalents                       56,726                  281,102
Cash and cash equivalents, beginning of period                             34,711                   20,067
                                                                         --------                 --------

Cash and cash equivalents, end of period                                 $ 91,437                 $301,169
                                                                         ========                 ========

Noncash investing and financing transactions:
    Common stock issued to satisfy debt                                  $      -                 $  5,183
                                                                         ========                 ========

    Common stock issued in connection with acquisitions                  $      -                 $  3,907
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

     On August 9, 2001, the Company announced that it was revising its financial statements for the year ended December 31, 2000 and for the first quarter 2001 to correct certain revenue recognition and cost accounting errors arising at one of the Company's acquired subsidiaries. During the course of a normal review of aged accounts receivable at the subsidiary and a subsequent detailed review, the Company, assisted by outside professionals, identified improper accounting related to the recognition of certain revenue and associated costs during the period. The revisions primarily address the reversal of recorded revenue that was not adequately supported by fully executed customer contracts and of costs that had not been incurred; other errors addressed include revenue recognized before the provision of service where revenue should have been spread over the contract period or recognized upon completion, and revenue recognized when payment was in bartered services and the value of those bartered services could not be determined. The principal effects of the revisions as to each of the affected periods was noted in the Company's announcement of August 9, 2001, as filed with the Securities and Exchange Commission on Form 8-K dated August 10, 2001. See Note 10 to these consolidated financial statements. In this Form 10-Q/A, references or comparisons to results in 2000 are to the restated results.


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

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

2.  Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 1999 and 2000 was as follows (in thousands of U.S. dollars):


                                    3 months ended June 30,        6 months ended June 30,
                                    -----------------------        -----------------------

                                      1999           2000             1999         2000
                                      ----           ----             ----         ----
                                                (As Restated)                 (As Restated)
Net Loss                            $(4,933)      $(16,103)        $ (6,903)     $(33,065)
Foreign currency translation
adjustment                           (1,733)        (4,544)          (5,171)       (6,405)
                                    -------       --------         --------      --------

Comprehensive Loss                  $(6,666)      $(20,647)        $(12,074)     $(39,470)
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

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

4.  Property and Equipment


Property and equipment consisted of the following (in thousands of U.S.
dollars):



                                                           December     June 30,
                                                           31, 1999       2000
                                                           --------       ----

           Machinery and equipment                          $23,255     $32,895
           Indefeasible rights of use (IRU)                  12,484      11,818
           Furniture and fixtures                             2,113       3,224
           Purchased software                                 1,752         917
                                                            -------     -------

                                                             39,604      48,854
           Accumulated depreciation and amortization        (10,695)    (14,253)
                                                            -------     -------

           Property and equipment, net                      $28,909     $34,601
                                                            =======     =======


     Depreciation expense was $714,000 and $2.3 million for the three months ended June 30, 1999 and 2000, respectively. Total depreciation expense was $1.1 and $4.4 million for the six months ended June 30, 1999 and 2000, respectively.

     5.  Goodwill and Other Acquired Intangible Assets

     Goodwill and other intangible assets acquired through business acquisitions consisted of the following (in thousands of U.S. dollars):

                                                           December      June
                                                           31, 1999    30, 2000
                                                           --------    --------

           Goodwill                                        $126,731    $155,576
           Customer base                                      2,123       4,160
           Employee workforce                                 1,213       1,608
                                                           --------    --------

                                                            130,067     161,344
           Accumulated amortization                         (14,873)    (31,004)
                                                           --------    --------

           Goodwill and other acquired intangibles, net    $115,194    $130,340
                                                           ========    ========


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

     6.  Short-term Notes and Long-term Debt

     Short-term notes and long-term debt consisted of the following (in thousands of U.S. dollars):

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

                                                                               December         June
                                                                               31, 1999       30, 2000
                                                                               --------       --------
          Acquisition debt                                                     $ 6,108        $ 1,105
          Debt related to IRU Agreements, 12%, due quarterly to 2002             3,899          3,209
          Capital lease obligations                                                858            642
          Advances from related parties, noninterest bearing, due 2000           1,968            403
          Notes payable                                                            821            587
                                                                               -------        -------

                                                                                13,654          5,946
          Less current portion                                                  (7,808)        (1,966)
                                                                               -------        -------

          Long-term portion                                                    $ 5,846        $ 3,980
                                                                               =======        =======


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

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


                                                                                               Latin
                                                          Corporate          Europe           America             Total
                                                          ---------          ------           -------             -----
              Three months ended June 30, 1999:
                  Revenue                                 $      -          $ 5,283           $  1,305           $  6,588
                  EBITDA                                  $ (1,936)         $  (917)          $   (297)          $ (3,150)
                  Assets                                  $189,705          $ 7,470           $    502           $197,677

              Three months ended June 30, 2000 (As Restated):
                  Revenue                                 $      -          $20,888           $  4,750           $ 25,638
                  EBITDA                                  $ (3,853)         $  (570)          $ (2,400)          $ (6,823)
                  Assets                                  $522,334          $(7,339)          $(11,846)          $503,149

              Six months ended June 30, 1999:
                  Revenue                                 $      -          $ 8,554           $  2,543           $ 11,097
                  EBITDA                                  $ (3,276)         $(1,023)          $   (537)          $ (4,836)
                  Assets                                  $189,705          $ 7,470           $    502           $197,677

              Six months ended June 30, 2000 (As Restated):
                  Revenue                                 $      -          $36,974           $  8,560           $ 45,534
                  EBITDA                                  $ (7,740)         $(1,247)          $ (4,377)          $(13,364)
                  Assets                                  $522,334          $(7,339)          $(11,846)          $503,149


A reconciliation from total EBITDA to loss before income taxes and minority interest is as follows:


                                                  For the three months ended         For the six months ended
                                                          June 30,                            June 30,

(in thousands of US dollars)                        1999              2000             1999            2000
                                                                 (As Restated)                    (As Restated)
EBITDA                                            $(3,150)         $ (6,823)         $(4,836)       $(13,364)
Non-cash compensation                                (390)           (1,360)            (390)         (2,938)
Depreciation and amortization                      (3,002)          (10,437)          (4,872)        (19,903)
                                                  -------          --------          -------        --------

Loss from operations                               (6,542)          (18,620)         (10,098)        (36,205)

Other income and interest income, net               1,016             2,151            2,523           2,224
Loss in unconsolidated affiliate                       35                 -             (159)              -
                                                  -------          --------          -------        --------

Loss before income taxes and minority interest    $(5,491)         $(16,469)         $(7,734)       $(33,981)



     For the three and six months ended June 30, 1999, the largest contributors to revenue, on a country basis, were the United Kingdom with $2.3 and $3.9 million and Germany with $1.7 and $3.3. million, respectively.

     For the three and six months ended June 30, 2000, the largest contributors to revenue, on a country basis, were the United Kingdom with $11.4 and $19.7 million, Germany with $3.6 and $6.8 million and Mexico with $3.2 and $5.6 million, respectively.

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

10.      Restatement of Financial Statements


     As announced on August 9, 2001 the Company revised its financial statements for the year ended December 31, 2000 and the first quarter 2001 to correct certain revenue recognition and cost accounting errors arising at one of the Company's acquired subsidiaries. During the course of a normal review of aged accounts receivable at the subsidiary and a subsequent detailed review, the Company, assisted by outside professionals, identified improper accounting related to the recognition of certain revenue and associated costs during the period. The revisions primarily address the reversal of recorded revenue that was not adequately supported by fully executed customer contracts and of costs that had not been incurred; other errors addressed include revenue recognized before the provision of service where revenue should have been spread over the contract period or recognized upon completion, and revenue recognized when payment was in bartered services and the value of those bartered services could not be determined. The Company's financial statements for the relevant periods have been restated to adjust the financial results appropriately. The following chart details the effects of the restatement on the quarter ended June 30, 2000 as follows:



--------------------------------------------------------------------------------------------------------------

                                             Three months ended June 30, 2000   Six months ended June 30, 2000
                                                As Reported    As Restated        As Reported   As Restated
Statement of Operations Data:
--------------------------------------------------------------------------------------------------------------
   Revenue
      Access                                          15,767       15,603            28,333       27,912
      Value added                                      9,502        9,322            16,094       16,048
      Other                                              733          713             1,594        1,574
--------------------------------------------------------------------------------------------------------------
   Total Revenue                                      26,002       25,638            46,021       45,534
--------------------------------------------------------------------------------------------------------------
   Direct Costs                                       14,877       14,877            25,241       25,465
--------------------------------------------------------------------------------------------------------------
   Loss from Operations                              (18,256)     (18,620)          (35,494)     (36,205)
--------------------------------------------------------------------------------------------------------------
   Net Income (Loss)                                 (15,739)     (16,103)          (32,354)     (33,065)
--------------------------------------------------------------------------------------------------------------
   Net Income (Loss) per share:                     $  (0.26)    $  (0.27)         $  (0.71)    $  (0.73)
------------------------------------------------------------------------------- ------------------------------

Balance Sheet Data
--------------------------------------------------------------------------------------------------------------
   Accounts Receivable, net                           17,620       16,917            17,620       16,917
--------------------------------------------------------------------------------------------------------------
   Other current liabilities and accrued expenses      8,935        8,935             8,935        8,935
--------------------------------------------------------------------------------------------------------------
   Accumulated other comprehensive income            (12,494)     (12,486)          (12,494)     (12,486)
--------------------------------------------------------------------------------------------------------------
   Accumulated deficit                               (69,012)     (69,723)          (69,012)     (69,723)
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


In this Item 2, references to results for the quarter ended June 30, 2000 or results of either 2000 periods are to restated results. See Note 10 to the Consolidated Financial Statements.


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


Revenue for the three months ended June 30, 2000 increased by 289% to $25.6 million as compared to $6.6 million for the three months ended June 30, 1999. Revenue for the six months ended June 30, 2000 increased by 310% to $45.5 million as compared to $11.1 million for the six months ended June 30, 1999.

Of the 289% quarterly revenue growth in 2000, 152% was organic growth (internally generated) and 137% was acquired growth attributable to the 12 companies we acquired between July 1, 1999 and June 30, 2000. Our internally generated revenue growth is attributable to a number of factors, including an increase in business customers and an increase in average revenue per business customer. We have seen an increase in the number of business customers, particularly in our core customer base of business customers with multiple services. We had 25,800 business customers at June 30, 1999 but have increased our business customers by 148% through the end of June 30, 2000, with 60% of that growth being organic (internally generated). Additionally, the average annualized revenue per business customer increased by 16% over the first six months of 2000. This increase is related to our focus on upgrading our customers from entry-level Internet access to more sophisticated and higher margin products and services, such as web-hosting, virtual private networks and e-commerce solutions.



Internet services operating costs. Internet services operating costs are the costs we incur to carry customer traffic over the Internet. These costs increased by 346% to $14.9 million for the three months ended June 30, 2000, as compared to $3.3 million for the corresponding period in the preceding year. Internet services operating costs for the six months ended June 30, 2000 increased by 358% to $25.5 million as compared to $5.6 million for the six months ended June 30, 1999. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel maintained by the 22 consolidated subsidiaries that we owned for all or a portion of the six months ended June 30, 2000. We have continued to invest in points of presence and other local network infrastructure in all 12 countries in which we operate.


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


    None.


b)      Reports on Form 8-K

        VIA filed no reports on Form 8-K during the three months ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                               VIA NET.WORKS, Inc.

Date:  August 15, 2001  By: /s/ David M. D'Ottavio
       ---------------  --------------------------

                              David M. D'Ottavio
                              Chief Executive Officer, Chairman
                              of the Board of Directors (Duly Authorized
                              Officer)


Date: August 15, 2001   By: /s/ Catherine A. Graham
      ---------------   ---------------------------

                              Catherine A. Graham
                              Vice President, Chief Financial Officer and
                              Treasurer (Principal Financial and Accounting Officer)