Form 10-Q/A
period 2000-09-30
VIA NET WORKS INC
filed 2001-08-16
CIK 1098402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A


 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

 [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        Commission file number: 000-29391

                            -------------------------

                               VIA NET.WORKS, INC.
             (Exact name of registrant as specified in its charter)

                            -------------------------


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

       ------------------------------------------------------------------

          (Former name or former address, if changed since last report)

       ------------------------------------------------------------------

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


                                EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000 as filed on November 13, 2000 and is being filed to reflect the restatement of the Registrant's consolidated financial statements. The reasons for and effects of this restatement are presented in
Note 10 to the consolidated financial statements. Except for Items 1 and 2 of
Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. The Registrant has not updated disclosure in this Form 10-Q/A to reflect any events subsequent to the Registrant's initial filing of its quarterly report on Form 10-Q on November 13, 2000. The Registrant has also not updated Exhibit 99.1 "Risk Factors" which continues to speak as of November 13, 2000. For the most recent information concerning the Registrant and updated Risk Factors, please see the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

                               VIA NET.WORKS, INC.
                                TABLE OF CONTENTS
                               (UNAUDITED)



PART I    FINANCIAL INFORMATION

Item 1. Financial Statements:

          Consolidated Condensed Balance Sheets as of September 30, 2000 (As Restated) and
               December 31, 1999 ...................................................................................     3

          Consolidated Statements of Operations for the three and nine months ended
               September 30, 2000 (As Restated) and 1999 ...........................................................     4

          Consolidated Statements of Cash Flows for the nine months ended
               September 30, 2000 (As Restated) and 1999 ...........................................................     5

          Notes to the Consolidated Financial Statements (As Restated) .............................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
               Of Operations .......................................................................................    12

Item 3. Quantitative and Qualitative Disclosures About Market Risk..................................................    17

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings .........................................................................................    18

Item 2.  Changes in Securities and Use of Proceeds .................................................................    18

Item 3.  Defaults Upon Senior Securities ...........................................................................    19

Item 4.  Submission of Matters to a Vote of Security Holders .......................................................    19

Item 5.  Other Information .........................................................................................    19

Item 6.  Exhibits and Reports on Form 8-K ..........................................................................    19

SIGNATURES .........................................................................................................    20

EXHIBIT INDEX ......................................................................................................    20

                                     PART I

Item 1. Financial Statements

                               VIA NET.WORKS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (In thousands of U.S. dollars, except share data)
                                  (Unaudited)


                                                                                                      December        September
                                                                                                      31, 1999        30, 2000
                                                                                                      --------        --------
                                                                                                                    (As Restated)

                                                  ASSETS
Current assets:
      Cash and cash equivalents                                                                      $  20,067        $ 252,237
      Restricted cash                                                                                   15,000            2,722
      Trade and other accounts receivable, net of allowance of $1,296 and $2,033,
       respectively                                                                                      9,197           16,038
      Other current assets                                                                               3,074            3,780
                                                                                                     ---------        ---------

                Total current assets                                                                    47,338          274,777

      Property and equipment, net                                                                       28,909           35,452
      Goodwill and other acquired intangible assets, net                                               115,194          174,524
      Other noncurrent assets                                                                            8,142            3,629
                                                                                                     ---------        ---------

                Total assets                                                                         $ 199,583        $ 488,382
                                                                                                     =========        =========

         LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                                               $  12,735        $  17,208
      VAT and other taxes payable                                                                        1,904            2,082
      Short-term notes and current portion of long-term debt                                             7,808            1,939
      Deferred revenue                                                                                   9,777           13,597
      Other current liabilities and accrued expenses                                                     5,660           10,391
                                                                                                     ---------        ---------

                Total current liabilities                                                               37,884           45,217

      Long-term debt, less current portion                                                               5,846            3,557
                                                                                                     ---------        ---------

                Total liabilities                                                                       43,730           48,774

      Contingencies

      Minority interest in consolidated subsidiaries                                                     4,422              887

      Mandatorily redeemable convertible preferred stock:                                              180,933               --

      Stockholders' equity (deficit):

      Common stock, $.001 par value; 57,000,000 and 125,000,000 shares authorized;
       1,962,671 and 53,718,709 shares issued and outstanding; respectively                                  2               53
      Non-voting common stock, $.001 par value; 7,500,000 shares authorized; 0 and
       6,770,001 shares issued and outstanding; respectively                                                --                7
      Additional paid-in capital                                                                        26,023          556,740
      Accumulated deficit                                                                              (36,658)         (93,812)
      Deferred compensation                                                                            (12,788)          (8,091)
      Accumulated other comprehensive loss                                                              (6,081)         (16,176)
                                                                                                     ---------        ---------

                Total stockholders' equity (deficit)                                                   (29,502)         438,721
                                                                                                     ---------        ---------

                Total liabilities, mandatorily redeemable convertible preferred
                  stock and stockholders' equity (deficit)                                             199,583        $ 488,382
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

                               VIA NET.WORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (in thousands of U.S. dollars, except share and per share data)
                                   (Unaudited)
                                   -----------



                                                                 Three Months ended           Nine Months ended
                                                                    September 30,               September 30,
                                                                    ------------                ------------

                                                              1999            2000            1999            2000
                                                          ------------    ------------    ------------    ------------
                                                                          (As Restated)                   (As Restated)
Revenue                                                   $     11,264    $     26,988    $     22,361    $     72,522

Operating costs and expenses:
    Internet services                                            5,045          15,998          10,606          41,463
    Selling, general and administrative                          9,970          20,026          20,732          56,397
    Depreciation and amortization                                5,763          11,797          10,635          31,700
                                                          ------------    ------------    ------------    ------------

Total operating costs and expenses                              20,778          47,821          41,973         129,560

Loss from operations                                            (9,514)        (20,833)        (19,612)        (57,038)

Interest income                                                    971           3,372           2,281           9,420
Interest expense                                                  (415)           (457)           (973)         (1,430)
Gain (loss) in unconsolidated affiliate                            (17)             --            (177)             --
Foreign currency gains/(losses)                                   (488)         (6,710)          1,283          (9,561)
                                                          ------------    ------------    ------------    ------------

Loss before income taxes and minority interest                  (9,463)        (24,628)        (17,198)        (58,609)
Income tax expense                                                  --            (340)             --            (840)
Minority interest in loss of consolidated
 subsidiaries                                                      410             879           1,241           2,295
                                                          ------------    ------------    ------------    ------------


Net loss attributable to common stockholders              $     (9,053)   $    (24,089)   $    (15,957)   $    (57,154)

Basic and diluted loss per share attributable to
 common stockholders                                      $      (6.64)   $      (0.40)   $     (20.17)   $      (1.14)

Shares used in computing basic and diluted loss
 per share                                                   1,363,005      59,956,310         790,953      50,253,148

      The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (in thousands of U.S. dollars, except share and per share data)

                                   (Unaudited)
                                    ---------

                                                                                For the nine months ended
                                                                                       September 30,
                                                                                       -------------

                                                                                  1999           2000
                                                                                  ----           ----
                                                                                           (As Restated)
Cash flows used in operating activities:
      Net loss                                                                  $ (15,957)   $ (57,154)
      Adjustments to reconcile net loss to cash used in operating activities:
           Depreciation and amortization                                           10,635       31,700
           Employee stock compensation                                                483        4,297
           Unrealized foreign currency transaction (gains)/losses                  (1,283)       2,064
           Minority interest in loss of consolidated subsidiaries                  (1,241)      (2,295)
           Loss in unconsolidated affiliate                                           177           --
      Changes in assets and liabilities, net of acquisitions:
           Accounts receivable                                                       (740)      (4,620)
           Other current assets                                                       (23)        (777)
           Accounts payable                                                           139        3,202
           Other current liabilities and accrued expenses                            (407)       4,287
           Deferred revenue                                                         1,340        2,988
           Other noncurrent assets                                                     --          354
                                                                                ---------    ---------

                 Cash used in operating activities                                 (6,877)     (15,954)
                                                                                ---------    ---------

      Cash flows used in investing activities:
        Acquisitions, net of cash acquired                                        (49,944)     (68,429)
        Purchases of property and equipment                                       (11,318)     (14,611)
        Other assets                                                                 (354)       2,298
                                                                                ---------    ---------

                 Cash used in investing activities                                (61,616)     (80,742)
                                                                                ---------    ---------

      Cash flows from financing activities:

       Repayment of debt                                                           (3,389)      (3,030)
       Proceeds from issuance of common stock, net                                  1,525      332,009
       Proceeds from issuance of preferred stock                                  127,858           --
                                                                                ---------    ---------

                 Cash provided by financing activities                            125,994      328,979
                                                                                ---------    ---------

      Effect of currency exchange rate changes on cash                               (710)        (113)
                                                                                ---------    ---------

      Net increase (decrease) in cash and cash equivalents                         56,791      232,170
      Cash and cash equivalents, beginning of period                               34,711       20,067
                                                                                ---------    ---------

      Cash and cash equivalents, end of period                                  $  91,502    $ 252,237
                                                                                =========    =========


      Noncash investing and financing transactions:

       Common stock issued to satisfy debt                                      $      --    $   5,183
                                                                                ---------    ---------

       Common stock issued in connection with acquisitions                      $   2,619    $   4,657
                                                                                ---------    ---------



        The accompanying notes are an integral part of these consolidated financial statements

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

      The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

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

2.  Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 1999 and 2000 was as follows (in thousands of U.S. dollars):


                                           3 months ended September 30,             9 months ended September 30,
                                           ----------------------------             ----------------------------
                                             1999                2000                1999                2000
                                           --------            --------            --------            --------
                                                             (As Restated)                           (As Restated)
Net Loss                                   $ (9,053)           $(24,089)           $(15,957)           $(57,154)
Foreign currency translation
 adjustment                                   1,997              (3,690)             (3,174)            (10,095)
                                           --------            --------            --------            --------
Comprehensive Loss                         $ (7,056)           $(27,779)           $(19,131)           $(67,249)
                                           ========            ========            ========            ========


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

4.  Property and Equipment

    Property and equipment consisted of the following (in thousands of U.S. dollars):

                                                  December 31,    September
                                                     1999         30, 2000
                                                     ----         --------

       Equipment                                   $ 23,255       $ 32,010
       Indefeasible rights of use (IRU)              12,484         11,093
       Furniture and fixtures                         2,113          3,416
       Purchased software                             1,752          5,482
                                                   --------       --------

                                                     39,604         52,001
       Accumulated depreciation and amortization    (10,695)       (16,549)
                                                   --------       --------

       Property and equipment, net                 $ 28,909       $ 35,452
                                                   ========       ========


    Depreciation expense was $1.3 and $2.6 million for the three months ended September 30, 1999 and 2000, respectively. Total depreciation expense was $2.4 and $7.0 million for the nine months ended September 30, 1999 and 2000, respectively.

    5. Goodwill and Other Acquired Intangible Assets

    Goodwill and other intangible assets acquired through business acquisitions consisted of the following (in thousands of U.S. dollars):

                                              December       September
                                              31, 1999       30, 2000
                                             ---------       --------

             Goodwill                        $ 126,731       $ 208,658
             Customer base                       2,123           3,896
             Employee workforce                  1,213           1,992
                                             ---------       ---------

                                               130,067         214,546
             Accumulated amortization          (14,873)        (40,022)
                                             ---------       ---------

             Goodwill and other acquired
             intangibles, net                $ 115,194       $ 174,524
                                             =========       =========


    Amortization expense was $4.5 and $9.2 million for the three months ended September 30, 1999 and 2000, respectively. Amortization expense was $8.2 and $24.7 million for the nine months ended September 30, 1999 and 2000, respectively. The value assigned to goodwill, customer base and employee workforce is being amortized over estimated useful lives of five years.

6. Short-term Notes and Long-term Debt

Short-term notes and long-term debt consisted of the following (in thousands of U.S. dollars):

                                                                            December         September
                                                                            31, 1999          30, 2000
                                                                            --------------------------
Acquisition debt                                                           $  6,108          $  1,021
Debt related to IRU Agreements, 12%, due quarterly to 2002                    3,899             2,848
Capital lease obligations                                                       858               615
Advances from related parties, noninterest bearing, due 2000                  1,968               374
Notes payable                                                                   821               638
                                                                           --------          --------

                                                                             13,654             5,496
Less current portion                                                         (7,808)           (1,939)
                                                                           --------          --------

Long-term portion                                                          $  5,846          $  3,557
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


                                          United                         Latin
                                          States         Europe         America         Total
                                         ---------      ---------      ---------      ---------
    Three months ended
    September 30, 1999:
      Revenue                            $       -      $   9,819      $   1,445      $  11,264
      EBITDA                             $  (2,389)     $    (904)     $    (365)     $  (3,658)
      Assets                             $  99,648      $ 101,633      $  13,814      $ 215,095

    Three months ended
    September 30, 2000 (As Restated):
      Revenue                            $     363      $  21,087      $   5,538      $  26,988
      EBITDA                             $  (3,790)     $    (840)     $  (3,048)     $  (7,678)
      Assets                             $ 314,708      $ 110,064      $  63,610      $ 488,382

    Nine months ended
    September 30, 1999:
      Revenue                            $       -      $  18,373      $   3,988      $  22,361
      EBITDA                             $  (5,664)     $  (1,928)     $    (902)     $  (8,494)
      Assets                             $  99,648      $ 101,633      $  13,814      $ 215,095

    Nine months ended
    September 30, 2000 (As Restated):
      Revenue                            $     363      $  58,061      $  14,098      $  72,522
      EBITDA                             $ (11,530)     $  (2,087)     $  (7,425)     $ (21,042)
      Assets                             $ 314,708      $ 110,064      $  63,610      $ 488,382

A reconciliation from total EBITDA to loss before income taxes and minority interest is as follows:




                                                                   For the three months ended  For the nine months ended
                                                                          September 30,               September 30,
(in thousands of US dollars)                                             1999        2000            1999       2000
                                                                                 (As Restated)              (As Restated)
EBITDA                                                                $ (3,658)   $ (7,678)       $ (8,494)   $(21,042)
Non-cash compensation                                                      (93)     (1,358)           (483)     (4,296)
Depreciation and amortization                                           (5,763)    (11,797)        (10,635)    (31,700)
                                                                       -------    --------        --------    --------

Loss from operations                                                    (9,514)    (20,833)        (19,612)    (57,038)
Other income and interest income, net                                       68      (3,795)          2,591      (1,571)
Loss in unconsolidated affiliate                                           (17)          -            (177)          -
                                                                      --------    --------        --------    --------

Loss before income taxes and minority interest                        $ (9,463)   $(24,628)       $(17,198)   $(58,609)
                                                                      ========   =========        ========   =========




    For the three and nine month periods ended September 30, 1999, the largest contributors to revenue, on a per country basis, were Germany with $2.3 and $5.6 million, respectively, and the United Kingdom with $5.0 and $8.9 million, respectively.

    For the three and nine month periods ended September 30, 2000, the largest contributors to revenue, on a per country basis, were Germany with $3.4 and $10.2 million, respectively, Mexico with $3.8 and $9.4 million, respectively, and the United Kingdom with $11.8 and $31.5 million, respectively.

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



10.      Restatement of Financial Statements

    As announced on August 9, 2001, the Company revised its financial statements for the year ended December 31, 2000 and for the first quarter 2001 to correct certain revenue recognition and cost accounting errors arising at one of the Company's acquired subsidiaries. During the course of a normal review of aged accounts receivable at the subsidiary and a subsequent detailed review, the Company, assisted by outside professionals, identified improper accounting related to the recognition of certain revenue and associated costs during the period. The revisions primarily address the reversal of recorded revenue that was not adequately supported by fully executed customer contracts and of costs that had not been incurred; other errors addressed include revenue recognized before the provision of service where revenue should have been spread over the contract period or recognized upon completion, and revenue recognized when payment was in bartered services and the value of those bartered services could not be determined. The Company's financial statements for the relevant periods have been restated to adjust the financial results appropriately. The following chart details the effects of the restatement on the quarter ended September 30, 2000 as follows:




-----------------------------------------------------------------------------------------------------------------------------

                                                    Three months ended Sept 30, 2000        Nine months ended Sept 30, 2000
                                                    --------------------------------       ----------------------------------
                                                     As Reported         As Restated       As Reported            As Restated
                                                     -----------         -----------       -----------            -----------
Statement of Operations Data:
----------------------------
   Revenue
   -------
     Access                                               16,498             16,609           44,831                   44,521
     ------------------------------------------------------------------------------------------------------------------------
     Value added                                          11,441              9,812           27,535                   25,860
     ------------------------------------------------------------------------------------------------------------------------
     Other                                                   567                567            2,161                    2,141
     ------------------------------------------------------------------------------------------------------------------------
   Total Revenue                                          28,506             26,988           74,527                   72,522
   --------------------------------------------------------------------------------------------------------------------------
   Direct Costs                                           15,998             15,998           41,239                   41,463
   --------------------------------------------------------------------------------------------------------------------------
   Loss from Operations                                  (19,315)           (20,833)         (54,809)                 (57,038)
   --------------------------------------------------------------------------------------------------------------------------
   Net Income (Loss)                                     (22,571)           (24,089)         (54,925)                 (57,154)
   --------------------------------------------------------------------------------------------------------------------------
   Net Income (Loss) per share:                         $  (0.38)          $  (0.40)           (1.09)                   (1.14)
   --------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
------------------
   Accounts Receivable, net                               18,245             16,038           18,245                   16,038
   --------------------------------------------------------------------------------------------------------------------------
   Other current liabilities and accrued expenses         10,390             10,391           10,390                   10,391
   --------------------------------------------------------------------------------------------------------------------------
   Accumulated other comprehensive income                (16,197)           (16,176)         (16,197)                 (16,176)
   --------------------------------------------------------------------------------------------------------------------------
   Accumulated deficit                                   (91,583)           (93,812)         (91,583)                 (93,812)
   --------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

In this Item 2, references to results for the quarter ended September 30, 2000 or results of other 2000 periods are to restated results. See Note 10 to the consolidated financial statements.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2000 compared with the three and nine months ended September 30, 1999

Revenue. We generate revenue primarily from the sale of Internet access services, both dial-up and dedicated, and Internet value added services. Internet value added services consist of advanced data networking, web-hosting, applications hosting and related maintenance, domain name registration, sales of hardware and third-party software, installation, training and consulting and other services. Revenue for the three months ended September 30, 2000 was $27.0 million, an increase of 140% as compared to $11.3 million for the three months ended September 30, 1999. Revenue for the nine months ended September 30, 2000 was $72.5 million, an increase of 224% as compared to $22.4 million for the nine months ended September 30, 1999. Of the 140% revenue increase for the three months ended September 30, 2000 compared to the corresponding period of the prior year, 85% was organic growth (internally generated) and 55% was acquired growth attributable to the 10 operating companies we acquired between October 1, 1999 and September 30, 2000. Our internally generated revenue growth is attributable to a number of factors, including an increase in business customers and an increase in average revenue per business customer. We have seen an increase in the number of business customers, particularly in our core customer base of business customers with multiple services. We had 39,000 business customers at September 30, 1999 and have increased our business customers by 97% to 77,000 at September 30, 2000, with 46% of that growth being organic (internally generated). Additionally, the average annualized revenue per business customer increased by 44% over the first nine months of 2000. This increase is related to our efforts to expand our product portfolio and to our focus on upgrading our customers from entry-level Internet access to more sophisticated and higher margin products and services, such as web-hosting, virtual private networks and e-commerce solutions.

Internet services operating costs. Internet services operating costs are the costs we incur to carry customer traffic over the Internet. These costs were $16.0 million for the three months ended September 30, 2000, an increase of 217% as compared to $5.0 million for the corresponding period in the preceding year. Internet services operating costs for the nine months ended September 30, 2000 were $41.5 million, an increase of 291% as compared to $10.6 million for the nine months ended September 30, 1999. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel maintained by the 25 consolidated operating subsidiaries that we owned for all or a portion of the nine months ended September 30, 2000. We have continued to invest in points of presence and other local network infrastructure in all 14 countries in which we operate.

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

Interest expense. For the three months ended September 30, 2000, we recognized interest expense of $457,000 as compared to $415,000 for the same period in the preceding year. Our interest expense was $1.4 million for the nine months ended September 30, 2000, an increase of 47% from the $973,000 recognized during the nine months ended September 30, 1999. This increase is primarily due to the impact of debt that we incurred in mid-1999 related to our network infrastructure expansion.

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

Cash used in operating activities was $16.0 million for the nine months ended September 30, 2000 and $6.9 million for the nine months ended September 30, 1999. In each period, cash was used primarily to fund operating losses.

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

                                       VIA NET.WORKS, Inc.



Date: August 15, 2001                  By: /s/ David M. D'Ottavio
     -------------------                  ------------------------------
                                           David M. D'Ottavio
                                           Chief Executive Officer, Chairman of
                                           the Board of Directors (Duly
                                           Authorized Officer)


Date: August 15, 2001                  By: /s/ Catherine A. Graham
     --------------------                 ------------------------------
                                           Catherine A. Graham
                                           Vice President, Chief Financial
                                           Officer and Treasurer (Principal
                                           Financial and Accounting Officer)

                                  EXHIBIT INDEX



99.1     Risk Factors