Form 10-K405/A
period 2000-12-31
VIA NET WORKS INC
filed 2001-08-17
CIK 1098402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to                .

                        Commission file number: 000-29391

                               VIA NET.WORKS, INC.
             (Exact name of registrant as specified in its charter)


                                    Delaware
                          (State or other jurisdiction)

                                   84-1412512
                      (I.R.S. Employer Identification No.)


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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. |X|

     As of March 1, 2001, the aggregate market value of the 53,774,468 shares of common stock held by non-affiliates of the registrant was $282,315,957.00, based on the closing sale price ($5.25) of the registrant's common stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all outstanding shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 1, 2000, there were outstanding 54,074,899 shares of the registrant's common stock and 6,770,001 shares of the registrant's non-voting common stock.


                              EXPLANATORY NOTE


This Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as filed on March 27, 2001 and is being filed to reflect the restatement of the Registrant's consolidated financial statements. The reasons for and effects of this restatement are presented in Note 12 to the consolidated financial statements. Except for the consolidated financial statements, Items 1 of Part I and Items 6, 7 and 8 of Part II, no other information included in the original report on Form 10-K is amended by this Form 10-K/A. The Registrant has not updated the disclosures in this Form 10-K/A to reflect any events subsequent to the Registrant's initial filing of its Annual Report on Form 10-K on March 27, 2001. The Registrant has also not updated the section entitled "Risk Factors" found in Part I Item 1 which speaks as of March 27, 2001. For the most recent information concerning the Registrant and updated Risk Factors, please see the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. In this Form 10-K/A, references or comparisons to results for the year ended December 31, 2000 or results of quarters within 2000 are to restated results.



                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for the annual shareholders meeting to be held on May 23, 2001 are incorporated by reference into Part III of this annual report.

                               VIA NET.WORKS, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I ...................................................................     3
Item 1.     Business .....................................................     3
            Risk Factors .................................................    15
Item 2.     Properties....................................................    21
Item 3.     Legal Proceedings.............................................    21
Item 4.     Submission of Matters to a Vote of Security Holders...........    21

PART II ..................................................................    21
Item 5.     Market for Registrant's Common Stock and Related Stockholder
               Matters....................................................    21
Item 6.     Selected Financial Data ......................................    22
Item 7.     Management's Discussion and Analysis of Results of
               Operations and Financial Condition ........................    24
Item 7A     Quantitative and Qualitative Disclosures About Market Risk ...    33
Item 8.     Financial Statements and Supplementary Data ..................    34
Item 9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...................................    34

PART III .................................................................    35
Item 10.    Directors and Executive Officers of the Registrant............    36
Item 11.    Executive Compensation........................................    40
Item 12.    Security Ownership of Certain Beneficial Owners and
               Management.................................................    40
Item 13.    Certain Relationships and Related Transactions................    40

PART IV ..................................................................    41
Item 14.    Exhibits, Financial Statements, Schedules and Reports on
               Form 8-K...................................................    41

SIGNATURES ...............................................................    43

Index to Financial Statements and Financial Statement Schedules ..........   F-1
Exhibit Index.............................................................   E-1

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

     VIA operates in 14 countries organized into four geographic operating regions:

     . Central and Western Europe

     . United Kingdom, Ireland and Southern Europe

     . South America

     . North America

                                 VIA Operations


                                                                               Percentages of
                                                                               Total Pro Forma
                                                                                   Revenue
                                                                                 for the Year
                                                                                    Ended
                                          Operating Company                   December 31, 2000
Country of Operating                  -------------------------                 (as restated)
--------------------
Central and Western Europe:
     Austria               Net4You..............................................      1%
     France                Artinternet..........................................      1
                           DNS  .                                                     7
                           MNET .                                                     1

     Germany               VIA NET.WORKS Deutschland (formerly GTN).............      8
                           Highspeed-Server Eisnet..............................      1
                           INS  .                                                     2
                           ISAR .                                                     3

     The Netherlands       bART .                                                     3
                           IAE  .                                                     3

     Switzerland           M&CNet...............................................      2
                           VIA NET.WORKS (Schweiz) (formerly Smartcomp).........      3

United Kingdom, Ireland and Southern Europe:
     United Kingdom        VIA NET.WORKS UK

                           (formerly i-way, U-Net, WWS and Netlink).............     38


     Ireland               VIA NET.WORKS Ireland (formerly MediaNet)............      1
     Italy                 VIA NET.WORKS Italia (formerly Meridian Microtech)...      1
     Portugal              VIA NET.WORKS Portugal ..............................      2
     Spain                 VIA NET.WORKS Spain .................................      2

South America:
     Argentina             VIA NET.WORKS Argentina .............................      2
                           ServiceNet .......................................... (less than) 1
     Brazil                VIA NET.WORKS Brasil (formerly Dialdata) ............      3

North America:
     Mexico                VIA NET.WORKS Mexico (formerly InfoAcces)............     12
     United States         IMC Online...........................................      4


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

     In the United Kingdom, the Regulation of Investigatory Powers Act, or RIPA, came into force in October 2000. RIPA extends existing interception law to encompass all communications service providers (including Internet service providers). The law permits the British Secretary of State to require a communication service provider to maintain a reasonable intercept capability. Industry representatives continue to consult with the British government on implementation and the question of who will bear the costs of implementing and maintaining the equipment needed for such interception capability is being debated. The British government has set aside (pound)20 million for the next three years to provide a "fair contribution" to those costs. It is currently not clear which or how many service providers will be required to maintain this capability and what level of financial assistance will be available for ongoing maintenance costs.

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

     We record the revenues and expenses of our local operations in their home currencies and translate these amounts into U.S. dollars for purposes of reporting our consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our revenues, expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. For example, the average value of the Euro (euro) during the quarterly period ended December 31, 2000 decreased by 4.2% in relation to the U.S. dollar. Since each Euro converted to fewer U.S. dollars, we reported lower revenue growth than what would be calculated in local currencies. In addition, we hold foreign currency balances that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. For example, the decrease in the value of the Euro from the beginning to the end of our 3rd quarter resulted in a $6.7 million foreign exchange loss and a reduction in earnings per share of $.11; the increase in value of the Euro from the beginning to the end of the 4th quarter resulted in a $4.8 million foreign exchange gain and an increase in earnings per share of $.08. In projecting future operating results, we make certain assumptions about the fluctuation of the home currencies of our operations. If these assumptions turn out to be materially inaccurate, our actual operating results may be materially different from our projections.

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




                2000:                 High       Low
     ----------------------------     ------   ------
First quarter (from February 11th)    $72.50   $25.44
Second quarter                        $26.50   $11.00
Third quarter                         $17.69    $8.25
Fourth quarter                         $9.63    $3.31

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

Item 6.   Selected Financial Data

     The following is a summary of selected consolidated financial data of the Company from inception, June 13, 1997, to December 31, 2000. Fiscal year 2000 financial data has been restated as detailed in Note 12 to the financial statements. This data should be read together with our audited consolidated financial statements and accompanying notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K/A.

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

                                                           Period from Inception
                                                           ---------------------
                                                            (June 13, 1997) to       Year Ended        Year Ended       Year Ended
                                                            ------------------       ----------        ----------       ----------
                                                                December 31,        December 31,      December 31,     December 31,
                                                                ------------        ------------      ------------     ------------
                                                                   1997                 1998             1999             2000
                                                                   ----                 ----             ----             ----
                                                                                                                      (As Restated)

                                                                       (Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
     Access .............................................     $         --          $     3,212       $     26,785      $    58,918
     Value-added services ...............................               --                  136             11,015           37,627
     Other ..............................................               --                   --              1,494            2,891
                                                              ------------          -----------       ------------      -----------

          Total revenues ................................               --                3,348             39,294           99,436
Operating costs and expenses:
     Internet services ..................................               --                1,853             19,211           54,638
     Selling, general and administrative ................              336                6,258             35,587           80,733
     Depreciation and amortization ......................               --                1,304             19,425           46,697
                                                              ------------          -----------       ------------      -----------
          Total operating costs and expenses ............              336                9,415             74,223          182,068
                                                              ------------          -----------       ------------      -----------

Loss from operations ....................................             (336)              (6,067)           (34,929)         (82,632)
Other operating expenses:

     Interest income (expense) ..........................               15                1,425              1,197           11,171
     Other income (expense) .............................               --               (1,199)              (189)          (2,395)
     Foreign currency gains (losses) ....................               --                  115                824           (4,725)
                                                              ------------          -----------       ------------      -----------
Loss before minority interest and income
   taxes ................................................             (321)              (5,726)           (33,097)         (78,581)
     Income tax benefit .................................               --                  145                (65)            (985)
     Minority interest ..................................               --                  239              2,167            2,531
                                                              ------------          -----------       ------------      -----------

Net loss attributable to common stockholders ............     $       (321)         $    (5,342)      $    (30,995)     $   (77,035)
                                                              ============          ===========       ============      ===========
Basic and diluted loss per share attributable to
   common stockholders ..................................     $     (10.66)         $    (24.29)      $     (28.55)     $     (1.46)
                                                              ============          ===========       ============      ===========
Shares used in computing basic and diluted loss
   per share.............................................           30,063              219,964          1,085,564       52,892,772

Other Financial Data:
Net cash used in operating activities ...................     $       (233)         $    (3,784)      $    (10,071)     $   (15,115)


Net cash used in investing activities ................................        (8)      (14,383)     (122,703)     (96,613)
Net cash provided by financing activities ............................     1,048        52,187       118,482      329,054
EBITDA  . ............................................................      (336)       (4,763)      (13,807)     (30,333)
Depreciation and amortization ........................................        --         1,304        19,425       46,697
Non-cash stock compensation charges ..................................        --            --         1,697        5,602
Capital expenditures .................................................         8           520        16,793       20,263


                                                                                              As of December 31,
                                                                                     -------------------------------------
                                                                            1997        1998          1999         2000
                                                                            ----        ----          ----         ----
                                                                                                               (As Restated)
                                                                                         (Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents ............................................     $ 807       $34,711       $20,067     $237,839
Goodwill .............................................................        --        29,848       115,194      181,082
Other assets .........................................................        14         8,466        64,322       62,227
                                                                         -------     ---------    ----------   ----------
Total assets .........................................................       821        73,025       199,583      481,148
Short-term notes and current portion of long-term debt ...............        --        11,182         7,808        3,265
Long-term debt and capital lease obligations, net of current
   portion ...........................................................        --           565         5,846        1,894
Other liabilities ....................................................        94         6,487        30,076       50,410
Minority interest in consolidated subsidiaries .......................        --         7,597         4,422          597
Mandatorily redeemable convertible preferred stock ...................     1,018        53,075       180,933           --
Total stockholders' equity (deficit) .................................      (291)       (5,881)      (29,502)     424,982
                                                                          ------    ----------    ----------    ---------
Total liabilities, minority interest, mandatorily redeemable convertible preferred stock and stockholders equity
       (deficit) .....................................................     $ 821       $73,025      $199,583     $481,148
                                                                           =====    ==========    ==========    =========


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Part II,
Item 8 of this Form 10-K/A. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events could differ materially from the forward-looking statements as a result of a number of factors including those referred to in "Risk Factors" in Item 1 of this Form 10-K/A.

Restatement

On August 9, 2001, the Company announced that it was revising its financial statements for the year ended December 31, 2000 and for the first quarter 2001 to correct certain revenue recognition and cost accounting errors arising at one of its acquired subsidiaries. During the course of normal review of aged accounts receivable at the subsidiary and a subsequent detailed review, the Company, assisted by outside professionals, identified improper accounting related to the recognition of certain revenue and associated costs during the period. The revisions primarily address the reversal of recorded revenue that was not adequately supported by fully executed customer contracts and of costs that had not been incurred; other errors addressed include revenue recognized before the provision of service where revenue should have been spread over the contract period or recognized upon completion, and revenue recognized when payment was in bartered services and the value of those bartered services could not be determined. The principal effects of the revisions as to each of the affected periods was noted in our announcement of August 9, 2001, as filed with the Securities and Exchange Commission ("SEC") on Form 8-K dated August 10, 2001, see Note 12 to the consolidated financial statements. In this Form 10-K/A, references or comparisons to results in 2000 or the quarters within 2000 are to restated results.


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

                                                                    Year Ended December 31,
                                                       -------------------------------------------------
                                                  1997              1998             1999                2000
                                               ----------       ------------      -----------        -----------
                                                                                                    (as restated)
                                                                        (In thousands)
Central and Western Europe:
     Total revenue ......................      $       --       $      1,494      $    11,994        $    33,101
     EBITDA .............................              --               (166)          (3,103)            (4,079)
     Total assets .......................              --             15,354           25,077             63,459
United Kingdom, Ireland and
  Southern Europe:
     Total revenue ......................      $       --       $      1,202      $    19,477        $    45,432
     EBITDA .............................              --                121             (811)              (701)
     Total assets .......................              --             20,464           72,291             54,995
South America: ..........................
     Total revenue ......................      $       --       $        652      $     5,376        $     6,450
     EBITDA .............................              --               (329)          (1,316)            (5,571)
     Total assets .......................              --             15,474           13,016              6,461
North America:
     Total revenue ......................      $       --       $         --      $     2,447        $    14,453
     EBITDA .............................              --                 --             (513)            (3,649)
     Total assets .......................              --                 --           36,767             81,252
Corporate:
     Total revenue ......................      $       --       $         --      $        --        $        --
     EBITDA .............................              --             (4,389)          (8,064)           (16,333)
     Total assets .......................              --             21,733           52,432            274,981
Consolidated:

     Total revenue ......................      $       --       $      3,348     $     39,294        $    99,436
     EBITDA .............................            (336)            (4,763)         (13,807)           (30,333)
     Total assets .......................             821             73,025          199,583            481,148


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

RESULTS OF OPERATIONS

Year ended December 31, 2000 compared with the year ended December 31, 1999



     Revenue. Revenue for the year ended December 31, 2000 increased 153% to $99.4 million as compared to $39.3 million for the year ended December 31, 1999. This revenue was generated by the 26 consolidated subsidiaries that we owned for all or a portion of 2000, as compared to the 17 consolidated subsidiaries that we owned for a portion of 1999. Of our 2000 revenue, 59% came from the sale of Internet access, 51% from business access and 8% from residential access. Although business access revenue increased by $30.5 million and residential access revenue increased by $1.7 million from the previous year, both categories decreased on a percentage of revenue basis. Business access revenue and residential access revenue declined to 51% and 8% of total revenue in 2000, respectively from 52% and 16% of total revenue in 1999, respectively. VIA obtained the wholesale portion of its business access customer base and its residential customer base as a part of original acquisitions. The Company does not market to these customers and expects these revenues to continue to decline. Additionally, during 2000, the Company eliminated one low margin, wholesale contract, which resulted in a run-off of business access revenue in the fourth quarter of the year. This run-off will continue into the first quarter of 2001. Remaining 2000 revenue came from value added services, including web hosting, web design, domain name registration, data networking, managed bandwidth and bundled service offerings. Revenue from value added services increased to 41% of total revenue in 2000 from 32% in 1999. We expect value added services revenue to continue to increase in 2001, as we focus on these higher margin revenue streams.

     Internet services operating costs. Our Internet services operating costs were $54.6 million for the year ended December 31, 2000. We had $19.2 million of Internet services operating costs for the year ended December 31, 1999. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel. Additionally, we incurred operating costs associated with our international network, which we established in June 1999. The 184% increase in costs from 1999 to 2000 is due to the costs incurred by the 9 consolidated operations acquired during 2000 and costs incurred by the 12 consolidated operations that we owned for all of 2000, but that we owned for a portion of 1999.



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

Quarterly Results of Operations



     The information below has been compiled from our unaudited financial statements. In the opinion of our management, our unaudited financial statements have been prepared on the same basis as our audited financial statements which appear elsewhere on this Form 10-K/A, and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary to fairly present this information. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period. Data for fiscal year 2000 has been restated to reflect adjustments described in
Note 12 to the consolidated financial statements.



                                                                    For the three months ended
                                                 ----------------------------------------------------------------
                                      March 31,  June 30,  Sept. 30,   Dec. 31,    March 31,  June 30,   Sept. 30,   Dec. 31,
                                      ---------  --------  ---------   --------    ---------  --------   ---------   --------
                                        1999       1999      1999        1999        2000       2000       2000        2000
                                        ----       ----      ----        ----        ----       ----       ----        ----
                                                                    (in thousands of U.S. Dollars)
                                                                            (unaudited)
Revenue:
     Access  ....................      $3,601    $ 5,143   $ 7,509    $ 10,532    $ 12,309   $ 15,603    $ 16,609    $ 14,397

     Value-added services .......         873      1,325     3,263       5,554       6,726      9,322       9,812      11,767

     Other   ....................          35        120       492         847         861        713         567         750
                                      -------    -------   -------    --------    --------   --------    --------    --------

          Total revenue .........       4,509      6,588    11,264      16,933      19,896     25,638      26,988      26,914

Operating costs and expenses ....       8,065     13,130    20,778      32,250      37,481     44,258      47,821      52,508
                                      -------    -------   -------    --------    --------   --------    --------    --------

Loss from operations ............     $(3,556)   $(6,542)  $(9,514)   $(15,317)   $(17,585)  $(18,620)   $(20,833)   $(25,594)


Net loss ........................    $ (1,970)   $(4,933)  $(9,053)   $(15,039)   $(16,962)  $(16,103)   $(24,089)   $(19,881)
Basic and diluted loss per
   share ........................    $  (4.17)   $ (9.05)  $ (6.64)   $  (7.67)   $  (0.56)  $  (0.27)   $  (0.40)   $  (0.33)
EBITDA ..........................    $ (1,686)   $(3,150)  $(3,658)   $ (5,313)   $ (6,541)  $ (6,823)   $ (7,678)   $ (9,291)


The following table quantifies the adjustments made and reflected in this Form 10-K/A as a result of the restatement to increase (decrease) the amounts originally reported to those presented above.


                                             For the three months ended
                                    ------------------------------------------------
                                    March 31,     June 30,     Sept. 30,    Dec. 31,
                                      2000          2000         2000         2000
                                    ---------     --------     ---------    --------
Revenue:
 Access ...........................   (257)        (164)          111          132
 Value-added services .............    134         (180)       (1,629)      (1,690)
 Other ............................      0          (20)            0            8
                                      -----       ------       -------      -------
 Total revenue ....................   (123)        (364)       (1,518)      (1,550)

Operating costs and expenses ......    224            0             0         (991)
                                      -----       ------       -------      -------
Loss from operations ..............   (347)        (364)       (1,518)        (559)
Net Loss ..........................   (347)        (364)       (1,518)        (559)
Basic and diluted loss per share ..  (0.02)       (0.01)        (0.02)       (0.01)
EBITDA ............................   (347)        (364)       (1,518)        (559)

Provision for Income Taxes


     While we have incurred consolidated operating losses from inception through December 31, 2000, we have recorded a provision for income taxes of approximately $985,000 as a result of taxable income in certain foreign jurisdictions for the year ended December 31, 2000. We have provided a valuation allowance for our net deferred tax assets of $25.0 million. Valuation allowances are used to reduce the net deferred tax assets to the amounts considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

     At December 31, 2000 and 1999, VIA had U.S. net operating loss carryforwards of approximately $16.0 million and $9.7 million, respectively, which may be used to reduce future taxable income. These U.S. net operating losses begin to expire in 2018. At December 31, 2000 and 1999, VIA had net operating loss carryforwards generated from its foreign subsidiaries of approximately $44.1 million and $17.2 million, respectively, of which $16.0 million expires between 2001 and 2010 and $28.1 million has an indefinite carryforward period.

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


Item 8.   Financial Statements and Supplementary Data (As Restated)




     VIA's consolidated financial statements and notes thereto are identified in
Part IV, Item 14a on this Form 10-K/A, are included in this Form 10-K/A where indicated below, and are incorporated herein by reference:


Index to Financial Statements ............................................   F-1
Report of Independent Accountants ........................................   F-2
Consolidated Financial Statements (As Restated):
Consolidated Balance Sheets as of December 31, 1999 and 2000
(As Restated)............................................................    F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000 (As Restated).........................    F-4
Consolidated Statement of Stockholders' Equity (Deficit)
  for the years ended December 31, 1998, 1999 and 2000 (As Restated).....    F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 1998 1999, and 2000 (As Restated)...........................    F-6
Notes to Consolidated Financial Statements ..............................    F-7
Financial Statement Schedule: ...........................................   F-23

II--Valuation and Qualifying Accounts for the years ended December 31, 1998, 1999 and 2000.


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     The following table shows information about each of our directors and executive officers as of the date of this Form 10-K.



       Name             Age                     Position
     --------           ---                ------------------
David M. D'Ottavio ...  51  Chief Executive Officer and Chairman of the Board of
                            Directors
Michael J. Simmons ...  47  President
Catherine A. Graham ..  40  Vice President, Chief Financial Officer and
                            Treasurer
Matt S. Nydell .......  41  Vice President, General Counsel and Secretary
Timothy J. Galante ...  39  Vice President, Marketing

Peter T. Shephard ......  55  Vice President, United Kingdom, Ireland & Southern
                              Europe Region
Erwin Wilem Vink .......  54  Vice President, Central & Western Europe Region
Antonio A.V. Tavares ...  51  Vice President, South American Region
Luis Almeida Dingler ...  37  Vice President, North American Region
Gabriel A. Battista ....  56  Director
Edward D. Breen ........  45  Director
Stephen J. Eley ........  41  Director
William J. Elsner ......  49  Director
Adam Goldman ...........  40  Director
William A. Johnston ....  49  Director
Mark J. Masiello .......  33  Director
John G. Puente .........  70  Director
Erik M. Torgerson ......  35  Director

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

     Michael J. Simmons has served as VIA's President since June 1999. From September 1998 to June 1999 he was Vice President, European Region. Mr. Simmons was employed by United Pan-Europe Communications, serving as Managing Director--Portugal, from July 1995 to December 1997, and as Vice President--Marketing for A2000, the UPC and MEDIA ONE joint venture in Amsterdam from December 1997 to September 1998. In that role, he was responsible for telephony and cable modem Internet products in both the residential and business markets, as well as all sales, customer service and call center operations. From September 1987 to December 1994, Mr. Simmons was employed by Comcast Cable Communications, serving first as General Manager of Comcast's Ft. Wayne, Indiana system and then as Area Vice President in New Jersey. Previously, he held marketing, sales and operating positions with Insight Communications Company, Inc. and Westinghouse Broadcasting and Cable. Mr. Simmons received his B.A. in History and Communications from St. Mary's University of Minnesota.

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


     1. FINANCIAL STATEMENTS (as restated)


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



                                      /s/ DAVID M. D'OTTAVIO
                                     ----------------------------------


                                  By: David M. D'Ottavio
                                     ----------------------------------
                                     Office Chief Executive Officer,
                                     Chairman of the Board of Directors


Date: August 16, 2001

                         INDEX TO FINANCIAL STATEMENTS


Index to Financial Statements ............................................   F-1

Report of Independent Accountants ........................................   F-2

Consolidated Financial Statements (As Restated):

Consolidated Balance Sheets as of December 31, 1999 and
   2000 (As Restated) ....................................................   F-3

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000 (As Restated) .........................   F-4


Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1998, 1999 and 2000
  (As Restated) ..........................................................   F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000 (As Restated) .........................   F-6

Notes to the Consolidated Financial Statements ...........................   F-7

Financial Statement Schedule:

  II--Valuation and Qualifying Accounts for the years ended
    December 31, 1998, 1999 and 2000 .....................................  F-23

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

As discussed in Note 12 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2000.



/s/ PricewaterhouseCoopers LLP

McLean, Virginia



     February 27, 2001, except as to Note 12 which is as of August 9, 2001

                               VIA NET.WORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                (in thousands of U.S Dollars, except share data)

                                                                         December 31,
                                                                    ---------------------
                                                                      1999        2000
                                                                    --------   ----------
ASSETS                                                                        (As Restated
                                                                               see Note 12)
Current assets:
  Cash and cash equivalents .....................................   $ 20,067   $ 237,839
  Restricted cash ...............................................     15,000          --
  Trade and other accounts receivable, net of
   allowance of $1,296, and $3,623 respectively .................      9,197      16,570
  Other current assets ..........................................      3,074       5,228
                                                                    --------   ---------
    Total current assets ........................................     47,338     259,637
Property and equipment, net .....................................     28,909      39,227
Goodwill and other acquired intangible assets, net ..............    115,194     181,082
Other noncurrent assets .........................................      8,142       1,202
                                                                    --------   ---------
    Total assets ................................................   $199,583   $ 481,148
                                                                    ========   =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
  PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ..............................................    $12,735     $21,866
  VAT and other taxes payable ...................................      1,904       2,332
  Short-term notes and current portion of long-term
    debt ........................................................      7,808       3,265
  Deferred revenue ..............................................      9,777      14,360
  Other current liabilities and accrued expenses ................      5,660      11,852
                                                                    --------   ---------
    Total current liabilities ...................................     37,884      53,675
Long-term debt, less current portion ............................      5,846       1,894
                                                                    --------   ---------
    Total liabilities ...........................................     43,730      55,569
Commitments and contingencies
Minority interest in consolidated subsidiaries ..................      4,422         597
Mandatorily redeemable convertible preferred stock:
  Series A convertible preferred stock $.001 par value;
    1,500,000 shares authorized; 1,488,657 shares
    issued and outstanding (liquidation preference
    of $1,489 at December 31, 1999) .............................      1,489          --
  Series B-1 voting convertible preferred stock,
    $.001 par value; 17,200,000 shares authorized;
    15,795,335 shares issued and outstanding
    (liquidation preference of $47,386 at
    December 31, 1999) ..........................................     47,386          --
  Series B-2 non-voting convertible preferred stock,
    $.001 par value; 2,700,000 shares authorized;
    1,400,000 shares issued and outstanding
    (liquidation preference of $4,200 at December 31, 1999) .....      4,200          --
  Series C-1 voting convertible preferred stock,
    $.001 par value; 21,400,000 shares authorized;
    15,939,657 issued and outstanding (liquidation
    preference of $95,638 at December 31, 1999) .................     95,638          --
  Series C-2 non-voting convertible preferred stock,
    $.001 par value; 6,000,000 shares authorized;
    5,370,001 issued and outstanding (liquidation
    preference of $32,220 at December 31, 1999) .................     32,220          --
                                                                    --------   ---------
                                                                     180,933          --
Stockholders' equity (deficit):
  Common stock, $.001 par value; 57,000,000 and
    125,000,000 shares authorized; 1,962,671 and
    54,061,998 shares issued and outstanding; respectively ......          2          54
  Non-voting common stock, $.001 par value; 7,500,000
    shares authorized; 0 and 6,770,001 shares issued
    and outstanding; respectively ...............................         --           7

  Additional paid-in capital ....................................     26,023     558,196
  Accumulated deficit ...........................................    (36,658)   (113,693)
  Deferred compensation .........................................    (12,788)     (6,409)
  Accumulated other comprehensive loss ..........................     (6,081)    (13,173)
                                                                    --------   ---------
    Total stockholders' equity (deficit) ........................    (29,502)    424,982
                                                                    --------   ---------


   Total liabilities, mandatorily redeemable convertible preferred
      stock and stockholders' equity (deficit) ....................................    $ 199,583   $ 481,148
                                                                                       =========   =========



        The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (in thousands of U.S. Dollars, except share and per share data)

                                                                                 For the years ended December 31,
                                                                          --------------------------------------------
                                                                               1998           1999            2000
                                                                          ------------    ------------   -------------
                                                                                                         (As Restated
                                                                                                          see Note 12)
Revenue ...............................................................   $      3,348    $     39,294    $     99,436
                                                                          ------------    ------------    ------------
Operating costs and expenses:
     Internet services ................................................          1,853          19,211          54,638
     Selling, general and administrative ..............................          6,258          35,587          80,733
     Depreciation and amortization ....................................          1,304          19,425          46,697
                                                                          ------------    ------------    ------------
          Total operating costs and expenses ..........................          9,415          74,223         182,068
                                                                          ------------    ------------    ------------
Loss from operations ..................................................         (6,067)        (34,929)        (82,632)
                                                                          ------------    ------------    ------------
Interest income .......................................................          1,454           2,640          11,885
Interest expense ......................................................            (29)         (1,455)           (714)
Other income (expense) ................................................         (1,199)           (177)         (2,395)
Foreign currency gains (losses) .......................................            115             824          (4,725)
                                                                          ------------    ------------    ------------
Loss before minority interest and income taxes ........................         (5,726)        (33,097)        (78,581)
Income tax benefit (expense) ..........................................            145             (65)           (985)
Minority interest in loss of consolidated subsidiaries ................            239           2,167           2,531
                                                                          ------------    ------------    ------------
Net loss attributable to common stockholders ..........................   $     (5,342)   $    (30,995)   $    (77,035)
                                                                          ============    ============    ============
Basic and diluted loss per share attributable to common stockholders...   $     (24.29)   $     (28.55)   $      (1.46)
                                                                          ============    ============    ============
Shares used in computing basic and diluted loss per share .............        219,964       1,085,564      52,892,772
                                                                          ============    ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands of U.S. Dollars, except share and per share data)







                                                                                                          Accumulated     Total
                                                               Additional                                    Other     Stockholders'
                                                                Paid-in      Accumulated    Deferred     Comprehensive    Equity
                                            Common Stock        Capital        Deficit    Compensation       Loss       (Deficit)
                                            ------------       ----------    -----------  ------------   ------------- -------------
                                         Shares    Amounts
                                         ------    -------
Balance, January 1, 1998 .........       60,100           --   $       30    $     (321)   $         --      $     --   $     (291)
Comprehensive loss:
  Net loss .......................           --           --           --        (5,342)             --            --       (5,342)
  Foreign currency translation
    adjustment ...................           --           --           --            --              --          (434)        (434)
Total comprehensive loss .........           --           --           --            --              --            --       (5,776)
Issuance of common stock..........      212,942           --          186            --              --            --          186
                                     ----------   ----------   ----------  ------------   -------------    ----------   ----------
Balance, December 31, 1998........      273,042           --          216        (5,663)             --          (434)      (5,881)
                                     ----------   ----------   ----------  ------------   -------------    ----------   ----------
Comprehensive loss:
  Net loss .......................           --           --           --       (30,995)             --            --      (30,995)
  Foreign currency translation
    adjustment ...................           --           --           --            --              --        (5,647)      (5,647)
Total comprehensive loss .........           --           --           --            --              --            --      (36,642)
Grant of employee stock options
  below fair market value ........           --           --       14,485            --         (14,485)           --           --
Amortization of deferred
  compensation ...................           --           --           --            --           1,697            --        1,697
Issuance of common stock .........    1,689,629            2       11,322            --              --            --       11,324
                                     ----------   ----------   ----------  ------------   -------------    ----------   ----------
Balance at December 31, 1999 .....    1,962,671            2       26,023       (36,658)             --        (6,081)     (29,502)
                                     ----------   ----------   ----------  ------------   -------------    ----------   ----------
Comprehensive loss:

  Net loss (As Restated)..........           --           --           --       (77,035)             --            --      (77,035)
  Foreign currency translation
    adjustment ...................           --           --           --            --              --        (7,092)      (7,092)

Total comprehensive loss .........           --           --           --            --              --            --      (84,127)
Grant of employee stock options
  below fair market value ........           --           --          588            --            (588)           --           --
Amortization of deferred
  compensation ...................           --           --           --            --           5,602            --        5,602
Stock option forfeitures .........           --           --       (1,365)           --           1,365            --           --
Conversion of preferred shares  to
  common shares at initial
public  offering..................   39,993,650           40      180,893            --              --            --      180,933

Issuance of common stock .........   18,875,678           19      352,057            --              --            --      352,076
                                     ----------   ----------   ----------  ------------   -------------    ----------   ----------
Balance at December 31, 2000
  (As Restated)...................   60,831,999   $       61   $  558,196  $   (113,693)  $      (6,409)   $  (13,173)  $  424,982
                                     ==========   ==========   ==========  ============   =============    ==========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (in thousands of U.S. Dollars, except share and per share data)

                                                                                For the years Ended December 31,
                                                                                --------------------------------
                                                                            1998           1999            2000
                                                                          --------      ----------       ---------
                                                                                                       (As Restated
                                                                                                       ------------
                                                                                                        see Note 12)
                                                                                                        ------------
Cash flows from operating activities:
  Net loss ...........................................................    $ (5,342)     $  (30,995)      $ (77,035)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ....................................       1,304          19,425          46,697
    Deferred taxes ...................................................        (145)             --              --
    Employee stock compensation ......................................          --           1,697           5,602
    Provision for doubtful accounts receivable .......................          26             640           2,436
    Loss on investment ...............................................          --              --           2,563
    Unrealized foreign currency transaction (gains) losses ...........        (126)           (824)            541
    Minority interest in loss of consolidated subsidiaries ...........        (239)         (2,167)         (2,531)
    Loss in unconsolidated affiliate .................................       1,199             177              --
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable ..............................................        (164)         (1,712)         (6,341)
    Other current assets .............................................        (679)         (1,505)         (1,772)
    Accounts payable .................................................         106           4,202           6,869
    Other current liabilities and accrued expenses ...................         233          (1,681)          5,230
    Deferred revenue .................................................          43           2,188           3,120
    Other noncurrent assets ..........................................          --             484            (494)
                                                                         ---------      ----------       ---------
      Net cash used in operating activities ..........................      (3,784)        (10,071)        (15,115)
                                                                         ---------      ----------       ---------
Cash flows from investing activities:



    Acquisitions, net of cash acquired ...............................     (11,005)        (91,454)        (78,694)
    Restricted cash ..................................................          --         (15,000)             --
    Purchases of property and equipment ..............................        (520)         (9,534)        (20,263)
    Purchases of indefeasible rights of use ..........................          --          (7,259)             --
    Purchase of equity investment ....................................      (2,781)             --              --
    Other assets .....................................................         (77)            544           2,344
                                                                         ---------      ----------       ---------
      Net cash used in investing activities ..........................     (14,383)       (122,703)        (96,613)
                                                                         ---------      ----------       ---------
Cash flows from financing activities:
    Repayment of debt ................................................         (56)         (9,823)         (3,287)
    Proceeds from issuance of common stock ...........................         186           1,426         332,341
    Proceeds from borrowings .........................................          --             503              --
    Proceeds from issuance of mandatorily redeemable convertible
    preferred stock...................................................      52,057         127,858              --
    Deferred equity offering costs....................................          --          (1,482)             --
                                                                         ---------      ----------       ---------
      Net cash provided by financing activities ......................      52,187         118,482         329,054
Effect of currency exchange rate changes on cash......................        (116)           (352)            446
                                                                         ---------      ----------       ---------
Net increase (decrease) in cash and cash equivalents .................      33,904         (14,644)        217,772
Cash and cash equivalents, beginning of period........................         807          34,711          20,067
Cash and cash equivalents, end of period .............................   $  34,711      $   20,067       $ 237,839
                                                                         =========      ==========       =========
Supplemental disclosure:
  Cash paid for interest .............................................   $      --      $      783       $     424
                                                                         =========      ==========       =========
  Income taxes paid ..................................................   $      --      $       30       $     137
                                                                         =========      ==========       =========
Noncash investing and financing transactions:

  Common stock issued to satisfy debt ................................   $      --      $    2,747       $   5,183
                                                                         =========      ==========       =========
  Common stock issued in connection with acquisitions ................   $      --      $    7,149       $   4,847
                                                                         =========      ==========       =========
  Acquisition of indefeasible rights of use financed through long-term
  debt ...............................................................   $      --      $    4,241       $      --
                                                                         =========      ==========       =========


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

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands of U.S. Dollars, except share and per share data)

successful acquisitions are included in the total purchase price. Costs related to unsuccessful acquisition efforts are charged to income in the current period. The non-compete agreements are being amortized over the contractual life of two years.

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

                               VIA NET.WORKS, INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands of U.S. Dollars, except share and per share data)

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

                                                       Convertible
                                                       -----------
                                Stock                   Preferred
                                -----                   ---------
                               Options     Warrants       Stock
                               -------     --------       -----


     December 31, 1998....    1,365,000    100,000     18,683,992
     December 31, 1999....    5,387,500    100,000     39,993,650
     December 31, 2000....    7,988,654    100,000             --

     There is no difference between basic and diluted loss per share for each of the periods presented.

   Comprehensive Loss

     Comprehensive loss consists of net loss and foreign currency translation adjustments as presented in the consolidated statements of stockholders' equity (deficit).

   Segment Reporting

     The Company discloses its segments using the "management" approach. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments.

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

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands of U.S. Dollars, except share and per share data)

fair value of net assets acquired was $208. Goodwill of $14,174 was recognized on the acquisition. Accordingly, the revenues and expenses of i-way subsequent to August 5, 1999 have been included in the Company's consolidated financial statements.




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

   Acquisitions

     Since 1998, the Company completed 26 acquisitions for cash and notes payable:

                Number of Businesses  Aggregate Purchase   Assets    Liabilities
                --------------------  ------------------   ------    -----------
                      Acquired             Price          Acquired     Assumed
                      --------             -----          --------     -------
       1998...                4           $     39,217   $   6,456    $   7,148
       1999...               13           $     92,327   $  15,867    $  18,321
       2000...                9           $     75,715   $   8,454    $   6,356
                ---------------           ------------   ---------    ---------
       Total..               26           $    207,259   $  30,777    $  31,825


                            VIA NET.WORKS, INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands of U.S. Dollars, except share and per share data)

     In 2000, the following companies were acquired:

                                                                                   Aggregate   Ownership
                                                                                   ---------   ---------
                                                 Acquiree          Acquisition      Purchase   Interest    Assets   Liabilities
                                                 --------          -----------      --------   --------    ------   -----------
           Company Name                           Location           Date            Price     Acquired   Acquired    Assumed
    ----------------------------------------      --------           ----            -----     --------   --------    -------
Net4You EDV Dienstleistungs und
   Handelges.m.b.H (Net4You) ...................  Austria        January 4, 2000      $ 2,948        58%   $ 1,070   $   876
DNS Telecom SAS (DNS) ..........................  France         January 7, 2000       11,878       100%     1,771     1,314
I.S.A.R. Netzwerke Dienstleistungs
   GmbH (ISAR)..................................  Germany        February 16, 2000      8,589       100%       811       550
Internet Access Eindhoven BV
   (IAE)........................................  Netherlands    April 3, 2000          7,489       100%     1,310       543
SmartComp AG (SmartComp)........................  Switzerland    July 26, 2000          3,965       100%       798       353
Interactive Multimedia Corporation
   (IMC Online) ................................  USA            August 31, 2000       29,264       100%     1,040     1,386
Meridian Microtech s.r.l
   (Microtech).................................   Italy          September 15, 2000     3,530       100%       417       370
Hishspeed-Server Eisnet GmbH
   (Highspeed).................................   Germany        October 6, 2000        4,966       100%       716       657
Symphonie S.A. (MNet)..........................   France         October 10, 2000       3,086       100%       521       307
                                                                                      -------               ------   -------
                                                                 Totals               $75,715               $8,454   $ 6,356
                                                                                      =======               ======   =======

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

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands of U.S. Dollars, except share and per share data)

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




                                                      December 31,
                                                  ------------------
                                                   1999        2000
                                                ---------    ---------
                                                            (As Restated)
                                                     (unaudited)

    Revenue ................................    $  58,978    $ 107,200

    Net loss ...............................      (45,035)     (84,138)


         Basic and diluted loss per share...    $  (41.49)   $   (1.59)


     The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the 2000 acquisitions occurred at January 1, 1999 or the results that may occur in the future.

4.   Property and Equipment

     Property and equipment consisted of the following:

                                                        December 31,
                                                   -----------------
                                                     1999       2000
                                                  --------    --------
Hardware and other equipment ................     $ 23,255    $ 21,999
Network and data center assets ..............       12,484      26,691
Software ....................................        1,752       7,595
Furniture and fixtures ......................        2,113       2,999
                                                  --------    --------
                                                    39,604      59,284
Accumulated depreciation and amortization....            -           -
                                                   (10,695)    (20,057)
                                                  --------    --------
Property and equipment, net .................     $ 28,909    $ 39,227
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

                               VIA NET.WORKS, INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands of U.S. Dollars, except share and per share data)

5.   Goodwill and Other Acquired Intangible Assets

     Goodwill and other intangible assets acquired through business acquisitions consisted of the following:

                                      December 31,
                                  -------------------
                                     1999        2000
                                 ---------    ---------
Goodwill ...................     $ 126,731    $ 220,378
Customer base ..............         2,123        8,360
Employee workforce .........         1,213        3,760
Accumulated amortization....       (14,873)     (51,416)
                                 ---------    ---------
Total ......................     $ 115,194    $ 181,082
                                 =========    =========

     Total amortization expense was $936, $15,094, and $36,722 in 1998, 1999 and 2000, respectively. The value assigned to goodwill, customer base and employee workforce is being amortized over estimated useful lives of five years.

6.   Short-term Notes and Long-term Debt

     Short-term notes and long-term debt consisted of the following:

                                                                                 December 31,
                                                                               -----------------
                                                                                1999      2000
                                                                             --------    --------
Acquisition debt .........................................................   $  8,076    $  1,495
Debt related to IRU Agreements, 12%, due quarterly to 2002 ...............      3,899       2,476
Capital lease obligations at interest rates ranging from 7.8% to 8.0%, due
   monthly to 2004 .......................................................        858         866
Notes payable, due monthly through 2002 ..................................        821         322
                                                                             --------    --------
                                                                               13,654       5,159

Less current portion .....................................................     (7,808)     (3,265)
                                                                             --------    --------
Long-term portion ........................................................   $  5,846    $  1,894
                                                                             ========    ========


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

     The scheduled maturities of long-term debt outstanding at December 31, 2000 are summarized as follows:

     2001 .....................   3,265
     2002 .....................   1,531
     2003 .....................     343
     2004 .....................      20
     2005 and thereafter ......      --
                                 ------
                                 $5,159
                                 ======

                               VIA NET.WORKS, INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands of U.S. Dollars, except share and per share data)


7.   Mandatorily Redeemable Convertible Preferred Stock

     The Company's mandatorily redeemable convertible preferred stock as of December 31, 1999 is summarized below:

                          Price per
                          ---------
                           share         Shares
                           -----         ------

Series A, voting .....   $     1       1,488,657
Series B-1, voting ...   $     3      15,795,335
Series B-2, non-voting   $     3       1,400,000
Series C-1, voting ...   $     6      15,939,657
Series C-2, non-voting   $     6       5,370,001
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

                               VIA NET.WORKS, INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands of U.S. Dollars, except share and per share data)



   Fair Value of Stock Options and Warrants

     For disclosure purposes under SFAS No. 123, the fair value of each stock option and warrant granted is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                                         1998                               1999                    2000
                          ----------------------------------      -----------------------   -----------------------
                          KEEP Plan   Option Plan   Warrants      KEEP Plan   Option Plan   KEEP Plan   Option Plan
                          ---------   -----------   --------      ---------   -----------   ---------   -----------
Expected life in months     2               48-60         60              2         12-48           2       48-84
Risk-free interest rate   4.5%                 5%         5%           4.4%          4.9%        5.5%          6%
Volatility ............     0%                 0%         0%             0%        0%-50%         90%         90%
Dividend yield ........     0%                 0%         0%             0%            0%          0%          0%

     For all options granted subsequent to the initial filing of the Company's public offering in November 1999 through December 31, 1999, a volatility factor of 50% was used. For options granted in the fiscal year 2000, a volatility factor of 90% was used.

     Utilizing these assumptions, the weighted-average fair value of the stock options and warrants granted was as follows:

                    1998      1999      2000
                    ----      ----      ----

KEEP Plan ....     $0.02     $0.15    $ 3.22
Option Plan...     $0.36     $4.54    $12.17
Warrants .....     $0.53        --        --

     Under the above model, the total value of stock options and warrants granted was approximately $440, $20,172 and $47,057 in 1998, 1999 and 2000
respectively, which would be amortized on a pro forma basis over the option-vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma results would have been as follows:


                                      For the Years Ended December 31,
                          ------------------------------------------------------------------
                                   1998                     1999            2000 (As Restated)
                       ------------------------       -----------------   ----------------------
                          As             Pro           As         Pro          As         Pro
                       Reported         Forma       Reported      Forma     Reported     Forma
                     ------------    ------------  ---------   ---------  ----------   ---------
Net loss .........    $(5,342)         $(5,403)     $(30,995)   $(31,827)   (77,035)    $(85,061)
Net loss per share    $(24.29)         $(24.56)      $(28.55)    $(29.32)    $(1.46)    $  (1.61)


                               VIA NET.WORKS, INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands of U.S. Dollars, except share and per share data)

     Following is a summary of the Company's stock purchase right, stock option and warrant activity through December 31, 2000:

                                                                                           Weighted-
                                                                                           ---------
                                                                                            Average
                                                                                            -------
                                                                             Price          Exercise
                                                                             -----          --------
                                     Number of Shares of Common Stock       Per Share         Price
                                     --------------------------------       ---------         -----
                                      KEEP        Optionp
                                      ----        ------
                                      Plan         Plan       Warrants
                                      ----         ----       --------
Balance at December 31, 1997 .           --            --            --              --       --
Granted ......................      365,000     1,080,000       100,000   $ 1.00-$ 2.40    $2.13
Exercised ....................           --            --            --              --       --
Forfeited ....................      (25,000)      (50,000)           --   $        2.40    $2.40
                                  ---------    ----------     ---------
Balance at December 31, 1998 .      340,000     1,030,000       100,000   $ 1.00-$ 2.40    $2.11
                                  ---------    ----------     ---------
Granted ......................      332,000     4,380,500            --   $ 4.00-$ 9.75    $7.50
Exercised ....................     (495,158)         --              --   $ 2.40-$ 9.75    $3.16
Forfeited ....................     (116,842)      (54,002)                $ 2.40-$ 9.75    $5.36
                                  ---------    ----------     ---------
Balance at December 31, 1999 .       60,000     5,356,498       100,000   $ 1.00-$ 9.75    $6.16
                                  ---------    ----------     ---------


Granted ..........................            37,500     4,006,150            --   $6.13-$21.63     $   15.12
Exercised ........................           (90,325)     (384,279)           --   $2.40-$ 9.00     $    4.96
Forfeited ........................            (7,175)     (989,715)                $2.40-$19.00     $    9.94
                                          ----------     ---------      --------
Balance at December 31, 2000......                --     7,988,654       100,000   $1.00-$21.63     $   10.49
                                          ==========     =========      ========
Exercisable, December 31, 1998....           340,000        47,037       100,000   $1.00-$ 8.25     $    2.58
                                          ==========     =========      ========
Exercisable, December 31, 1999....            60,000       670,442       100,000   $1.00-$ 9.00     $    4.48
                                          ==========     =========      ========
Exercisable, December 31, 2000....                --     2,086,639       100,000   $1.00-$18.69     $    6.38
                                          ==========     =========      ========


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

                               VIA NET.WORKS, INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands of U.S. Dollars, except share and per share data)

     The following table summarizes information about the outstanding and exercisable options and warrants at December 31, 2000:

                                      Outstanding
                             --------------------------------
                                    Weighted-Average
                                    ----------------
                                       Remaining
                                       ---------
                                    Contractual Life Exercisable
                                    ---------------- -----------
     Exercise Price      Number         (months)       Number
     --------------    ---------        --------       ------
     $1.00.........      300,000             87.5     193,749
     $2.40.........      381,360             76.4     326,037
     $4.00.........    1,041,575            100.4     430,863
     $6.13.........      378,500            119.2          --
     $8.25.........      390,958            102.8     172,841
     $9.00.........    2,372,200            109.1     885,618
     $9.75.........      567,061            107.0     163,990
     $10.56........       50,000            116.5          --
     $12.94........      196,250            116.1          --
     $14.88........      251,000            116.0          --

     $16.00      183,000            108.6          --
     $18.69      705,250            113.9      13,541
     $19.00    1,268,500            111.2          --
     $21.63        3,000            116.1          --
               ---------                    ---------
               8,088,654            106.8   2,186,639
               =========                    =========

     In January 2001, the Company granted 35,000 stock options, at an exercise price of $6.13 per share. In February 2001, the Company granted 258,000 stock options at an exercise price of $6.06.

9.   Income Taxes

     The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                   For the Years Ended December 31,
                                   --------------------------------
                                        1998      1999    2000
                                        ----      ----    ----

Statutory U.S. federal income tax rate    34%     34%     34%
Minority interest ....................     1       3       1
Goodwill amortization ................    (5)    (11)    (16)
State income taxes, net ..............     1       1       1
Change in valuation allowance ........   (19)    (34)    (17)
Loss in unconsolidated subsidiary ....    (7)     --      --
International subsidiaries ...........    --       8      (2)
Other ................................    (2)     (1)     --
                                        ----    ----    ----
Effective income tax rate ............     3%      0%      1%
                                        ====    ====    ====




                               VIA NET.WORKS, INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands of U.S. Dollars, except share and per share data)

     The (benefit from) provision for income taxes is summarized below:

                                                     For the Years Ended
                                                     -------------------
                                                         December 31,
                                                         ------------
                                                  1998       1999     2000
                                                  -----      -----   -------

Current income taxes:
     International ............................   $  --      $  65   $   946
     Federal ..................................      --         --        --
     State ....................................      --         --        27
                                                  -----      -----   -------
                                                     --         65       973
Deferred income taxes:
     International ............................    (145)        --        12
     Federal ..................................      --         --        --
     State ....................................      --         --        --
                                                  -----      -----   -------
Total deferred income taxes ...................    (145)        --        12
                                                  -----      -----   -------

Total (benefit from) provision for income taxes   $(145)   $  65   $ 985
                                                  ======   =====   =====

     The components of loss before income taxes and minority interest are as follows:


                                  For the Years Ended December 31,
                                  --------------------------------
                                   1998        1999        2000
                                 --------    --------    --------
                                                        (As Restated)
                                                        -------------
U.S operations ...............   $ (4,107)   $ (8,215)   $(17,693)
Non-U.S. operations ..........     (1,619)    (24,882)    (60,888)
                                 --------    --------    --------
                                 $ (5,726)   $(33,097)   $(78,581)
                                 ========    ========    ========

     Deferred tax assets and liabilities were comprised of the following:

                                                                     1998        1999        2000
                                                                   --------    --------    --------
Deferred tax assets:
     Federal net operating loss carryforward ...................   $    539    $  3,695    $  6,088
     Start-up costs ............................................        523         962         294
     IMC cash to accrual adjustment ............................         --          --         335
     Deferred compensation .....................................         --         770       2,435
     Other .....................................................         --         403       3,298
     International subsidiaries net operating loss carryforward         145       5,979      16,482
                                                                   --------    --------    --------
Gross deferred tax assets ......................................      1,207      11,809      28,932
                                                                   --------    --------    --------
Deferred tax liabilities:
     Unrealized foreign currency gain ..........................        (48)       (412)       (341)
     Foreign acquired intangible assets ........................         --          --      (3,467)
     Depreciation and amortization .............................         --         (70)        (60)
                                                                   --------    --------    --------
Gross deferred tax liabilities .................................        (48)       (482)     (3,868)
                                                                   --------    --------    --------
Net deferred tax assets ........................................      1,159      11,327      25,064
Valuation allowance.............................................     (1,159)    (11,327)    (25,064)
                                                                   --------    --------    --------
Net deferred tax asset (liability) .............................   $     --    $     --    $    (12)
                                                                   ========    ========    ========


                               VIA NET.WORKS, INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands of U.S. Dollars, except share and per share data)


     The net deferred tax assets have been reduced by a valuation allowance since management has determined that currently it is more likely than not that such benefits will not be realized. The change in the valuation allowance was an increase of $13,737 in 2000, which is primarily related to additional operating losses in the U.S. and foreign jurisdictions and amounts attributable to the purchased intangible assets other than goodwill for the foreign subsidiaries. The company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of these valuation allowances.

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


     At December 31, 1998, 1999 and 2000, the Company had net operating losses from its foreign subsidiaries of approximately $406, $17,235 and $44,118, respectively, of which $15,972 expires between 2001 and 2010 and $28,146 has an indefinite carryforward period. It is expected that all earnings generated from foreign subsidiaries will be permanently reinvested in those subsidiaries.

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

     The Company also leases telecommunications and other equipment under capital leases.

     Future minimum lease payments under non-cancelable operating leases and capital leases at December 31, 2000 are as follows:

     Year Ending December 31,                              Operating Capital
     ------------------------                              -----------------
      2001...........................................      $ 5,126   $  575
      2002 ..........................................        5,840      276
      2003 ..........................................        4,799       58
      2004 ..........................................        3,224       22
      2005 ..........................................        2,717       --
Thereafter ..........................................        2,930       --
                                                           -------   ------
                                                           $24,636      931
                                                           =======
     Less amount representing interest ..............                   (65)
                                                                     ------
     Present value of future minimum lease payments .                $  866
                                                                     ======


   Contingencies

     From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

                               VIA NET.WORKS, INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands of U.S. Dollars, except share and per share data)



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

Each of these geographic operating segments is considered a reportable segment, and the accounting policies of the operating segments are the same as those described in Note 1. The Company evaluates the performance of its segments based on revenue and earnings before interest, taxes, depreciation and amortization and non-cash compensation charges ("EBITDA"). The table below presents information about the reported revenue, EBITDA and assets of the Company's segments for the years ended December 31, 1998, 1999 and 2000 (As Restated).

                                                                              UK, Ireland
                                                                              -----------
                                                                                  and        Central and
                                                                                  ---
                                                     North           South      Southern       Western

                                     Corporate      America         America      Europe        Europe        Total
                                     ---------      -------         -------      ------        ------        -----
The year ended December 31, 1998:
     Revenue ....................   $      --      $      --      $      651    $   1,203    $   1,494    $   3,348
     EBITDA .....................      (4,389)            --            (329)         121         (166)      (4,763)
     Assets .....................      21,733             --          15,474       20,464       15,354       73,025
The year ended December 31, 1999:
     Revenue ....................   $      --      $   2,447      $    5,376    $  19,477    $  11,994    $  39,294
     EBITDA .....................      (8,064)          (513)         (1,316)        (811)      (3,103)     (13,807)
     Assets .....................      52,432         36,767          13,016       72,291       25,077      199,583
The year ended December 31, 2000:
     Revenue ....................   $      --      $  14,453      $    6,450    $  45,432    $  33,101    $  99,436
     EBITDA .....................     (16,333)        (3,649)         (5,571)        (701)      (4,079)     (30,333)
     Assets .....................     274,981         81,252           6,461       54,995       63,459      481,148

                               VIA NET.WORKS, INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (in thousands of U.S. Dollars, except share and per share data)

     Adjustments to reconcile total EBITDA to loss before income taxes and minority interest are as follows:

                                           For the              For the            For the
                                           -------              -------            -------
                                          Year Ended           Year Ended          Year Ended
                                          ----------           ----------          ----------
                                       December 31, 1998    December 31, 1999    December 31, 2000
                                       -----------------    -----------------    -----------------
                                                                                  (As Restated)
                                                                                  -------------
EBITDA ..............................   $     (4,763)       $     (13,807)       $     (30,333)
Non-cash compensation ...............             --               (1,697)              (5,602)
Depreciation and amortization .......         (1,304)             (19,425)             (46,697)
                                        ------------        -------------        -------------
Loss from operations ................         (6,067)             (34,929)             (82,632)
Interest income (expense), net ......          1,425                1,185               11,171
Other income (expense) ..............         (1,084)                 647               (7,120)
                                        ------------        -------------        -------------
Loss before income taxes and minority
   interest .........................   $     (5,726)       $     (33,097)       $     (78,581)
                                        ============        =============        =============


     The three largest revenue producing countries for 1998 and 1999, the United Kingdom, Germany and Argentina, generated revenues in the amounts of $1,203, $1,494 and $651; and $16,923, $8,253, and $3,136, respectively. For 2000, the three largest revenue producing countries, the United Kingdom, Germany and Mexico, generated revenues in the amounts of $40,158, $13,088, and $16,510, respectively. Revenue from our U.S. operating company, for the period in 2000 for which it was owned, was $1,365.


12.   Restatement of Financial Statements


     The financial statements for the year ended December 31, 2000 have been restated to revise certain revenue and cost recognition issues identified at one of the Company's acquired subsidiaries. During the course of a normal review of aged accounts receivable at the subsidiary and a subsequent detailed review, the Company, assisted by outside professionals, identified improper accounting related to the recognition of certain revenue and associated costs during the period. The revisions primarily address the reversal of recorded revenue that was not adequately supported by fully executed customer contracts and of costs that had not been incurred; other issues addressed include revenue recognized before the provision of service where revenue should have been spread over the contract period or recognized upon completion, and revenue recognized when payment was in bartered services and the value of those bartered services could not be determined. The restated amounts and the amounts as previously reported are outlined below:



                                                        Year ended December 31, 2000
                                                        As Reported      As Restated
Statement of Operations Data:
  Total Revenue                                           102,991            99,436
  Direct Costs                                             55,405            54,638
  Loss from Operations                                    (79,844)          (82,632)
  Net Income (Loss)                                       (74,247)          (77,035)
  Net Income (Loss) per share:                        $     (1.40)      $     (1.46)
Balance Sheet Data
  Accounts Receivable, net                                 20,305            16,570
  Other current liabilities and accrued expenses           12,828            11,852
  Accumulated other comprehensive income                  (13,202)          (13,172)
  Accumulated deficit                                    (110,905)         (113,693)

                                   SCHEDULE II

                               VIA NET.WORKS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                         (in thousands in U.S. dollars)

                                                                      Charged
                                                                      -------
                                      Balance at      Balances of    to costs                  Balance at
                                      ----------      -----------    --------                  ----------
                                      beginning          acquired       and                       end of
                                      ---------          --------       ---                       ------
Description                           of period        subsidiaries  expenses   Deductions(1)     period
-----------                           ---------        ------------  --------   -------------     ------
Year ended December 31, 1998:
Allowance for doubtful accounts....   $        0      $       200   $      17   $      0       $       217
                                      ==========      ===========   =========   ========       ===========
Year ended December 31, 1999:
Allowance for doubtful accounts....   $      217      $       822   $     640   $   (383)      $     1,296
                                      ==========      ===========   =========   ========       ===========
Year ended December 31, 2000:
Allowance for doubtful accounts....   $    1,296      $       113   $   2,561   $   (347)      $     3,623
                                      ==========      ===========   =========   ========       ===========

-------------
(1) Amounts represent the write off of uncollectible accounts receivable balances.

                                  EXHIBIT INDEX

 Exhibit
----------

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


   10.17*  Employee Confidentiality Agreement between VIA and Antonio Tavares
           (4)


   10.18*  Retention Agreement by and between Dialdata and Antonio Tavares (4)


   10.19*  Termination Agreement by and between Dialdata and Antonio Tavares
           (4)


   10.20* Form of Indemnification Agreement by and between VIA and its officers and directors (2)


    21.1   List of Subsidiaries


    23.1 Consent of PricewaterhouseCoopers LLP [you should get a new one of these, assuming they will have to reissue their report]


---------------
(1) Incorporated by reference to VIA's annual report on Form 10-K for the period ended December 31, 1999.

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