Form 10-Q/A
period 2001-06-30
VIA NET WORKS INC
filed 2001-11-14
CIK 1098402

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A


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


                                EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001 as filed on August 15, 2001 and is being filed to reflect the restatement of the Registrant's consolidated financial statements. The reasons for and effects of this restatement are presented in Note 9 to the consolidated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. The Registrant has not updated disclosures in this Form 10-Q/A to reflect any events subsequent to the Registrant's initial filing of its quarterly report on Form 10-Q on August 15, 2001. The Registrant has also not updated Exhibit 99.1 "Risk Factors" which continues to speak as of August 15, 2001. For the most recent information concerning the Registrant and updated Risk Factors, please see the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

                              VIA NET.WORKS, INC.
                               TABLE OF CONTENTS
                                  (UNAUDITED)

PART I FINANCIAL INFORMATION


Item 1. Financial Statements:
                Consolidated Balance Sheets as of December 31, 2000 and
                        June 30, 2001 (Restated)................................................   3

                Consolidated Statements of Operations for the three and six months
                        ended June 30, 2000 and 2001 (Restated).................................   4

                Consolidated Statements of Cash Flows for the six months ended
                        June 30, 2000 and 2001 (Restated).......................................   5

                Notes to the Consolidated Financial Statements..................................   6

Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results Of Operations...........................  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................  21

PART II. OTHER INFORMATION......................................................................  21

Item 1.         Legal Proceedings...............................................................  21

Item 2.         Changes in Securities and Use of Proceeds.......................................  21

Item 3.         Defaults Upon Senior Securities.................................................  22

Item 4.         Submission of Matters to a Vote of Security Holders.............................  22

Item 5.         Other Information...............................................................  22

Item 6.         Exhibits and Reports on Form 8-K................................................  22

SIGNATURES......................................................................................  23

EXHIBIT INDEX...................................................................................  24


                                      PART I

Item 1. Financial Statements

                              VIA NET.WORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands of U.S dollars, except share data)
                                  (Unaudited)

                                                                                                December 31,     June 30,
                                                                                                    2000          2001
                                                                                                              (As Restated)
                                                                                                ------------  -------------
                                        ASSETS
Current assets:
   Cash and cash equivalents                                                                        $237,839      $185,911
   Trade and other accounts receivable, net of allowance of $3,623 and 4,224,
    respectively                                                                                      16,570        19,489
   Other current assets                                                                                5,228         6,183
                                                                                                       -----         -----

                    Total current assets                                                             259,637       211,583

Property and equipment, net                                                                           39,227        40,193
Goodwill and other acquired intangible assets, net                                                   181,082       110,750
Other noncurrent assets                                                                                1,202         1,006
                                                                                                       -----         -----

                    Total assets                                                                    $481,148      $363,532
                                                                                                    ========      ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                                  $21,866       $16,714
   VAT and other taxes payable                                                                         2,332         2,275
   Short-term notes and current portion of long-term debt                                              3,265         2,665
   Deferred revenue                                                                                   14,360        13,078
   Other current liabilities and accrued expenses                                                     11,852        13,905
                                                                                                      ------        ------

                     Total current liabilities                                                        53,675        48,637

Long-term debt                                                                                         1,894         1,340
                                                                                                       -----         -----

                    Total liabilities                                                                 55,569        49,977

Contingencies                                                                                              -             -

Minority interest in consolidated subsidiaries                                                           597            10

Stockholders' equity:
   Common stock, $.001 par value; 125,000,000 shares authorized; 54,061,998 and
    54,042,899 shares issued and outstanding; respectively                                                54            54
   Non-voting common stock, $.001 par value; 7,500,000 shares authorized; 6,770,001
    shares issued and outstanding                                                                          7             7
   Treasury Stock, $.001 par value; 0 and 32,000 shares                                                    -          (236)
   Additional paid-in capital                                                                        558,196       558,300
   Accumulated deficit                                                                              (113,693)     (223,193)
   Deferred compensation                                                                              (6,409)       (4,750)
   Accumulated other comprehensive loss                                                              (13,173)      (16,637)
                                                                                                     --------      --------

           Total stockholders' equity                                                                424,982       313,545
                                                                                                     -------       -------

           Total liabilities and stockholders' equity                                               $481,148      $363,532
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

                              VIA NET.WORKS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
                                  (Unaudited)


                                                                 For the three months ended        For the six months ended
                                                                           June 30,                         June 30,
                                                                           --------                         --------

                                                                   2000             2001            2000           2001
                                                                               (As Restated)                  (As Restated)
                                                                               -------------                  -------------
Revenue                                                          $ 25,638           23,432        $ 45,534       $  48,868
                                                                 --------         --------        --------       ---------

Operating costs and expenses:
 Internet services                                                 14,877           12,551          25,465          26,042
 Selling, general and administrative                               18,944           26,143          36,371          49,902
 Goodwill impairment charge                                            --           47,992              --          47,992
 Depreciation and amortization                                     10,437           15,340          19,903          30,759
                                                                 --------         --------        --------       ---------

Total operating costs and expenses                                 44,258          102,026          81,739         154,695
                                                                 --------         --------        --------       ---------

Loss from operations                                              (18,620)         (78,594)        (36,205)       (105,827)
                                                                 --------         --------        --------       ---------

Interest income, net                                                3,623            1,839           5,428           4,364
Other expense, net                                                   (114)             (63)           (353)           (108)
Foreign currency losses                                            (1,358)          (2,497)         (2,851)         (8,042)
                                                                 --------         --------        --------       ---------

Loss before income taxes and minority interest                    (16,469)         (79,315)        (33,981)       (109,613)
Income tax expense                                                   (382)             201            (500)           (131)
Minority interest in loss of consolidated subsidiaries                748              104           1,416             244
                                                                 --------         --------        --------       ---------

Net loss attributable to common stockholders                     $(16,103)        $(79,010)       $(33,065)      $(109,500)
                                                                 ========         ========        ========       =========

Basic and diluted loss per share attributable to common
 stockholders                                                      $(0.27)          $(1.30)        $(0.73)         $(1.80)
                                                                 ========         ========        ========       =========


Shares used in computing basic and diluted loss per share       59,636,544      60,812,900     45,324,270      60,812,045
                                                                ==========      ==========     ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars, except share and per share data)
                                  (Unaudited)


                                                                           For the six months ended
                                                                                   June 30,
                                                                           ------------------------
                                                                             2000            2001
                                                                           --------        --------
                                                                                         (As Restated)
                                                                                         ------------
Cash flows from operating activities:
 Net loss                                                                 $(33,065)        $(109,500)
 Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                         19,903            30,759
      Goodwill impairment charge                                                 -            47,992
      Employee stock compensation                                            2,938             1,480
      Provision for doubtful accounts receivable                             1,831             1,801
      Unrealized foreign currency transaction (gains) losses                   501             3,660
      Minority interest in loss of consolidated subsidiaries                (1,416)             (244)
  Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                                   (7,185)           (4,763)
      Other current assets                                                  (1,320)           (1,976)
      Accounts payable                                                       2,099            (4,293)
      Other current liabilities and accrued expenses                         2,967             3,197
      Deferred revenue                                                       3,413              (428)
      Other noncurrent assets                                                  286              (148)
                                                                          --------         ---------

       Net cash used in operating activities                                (9,048)          (32,463)
                                                                          --------         ---------

Cash flows from investing activities:
 Acquisitions, net of cash acquired                                        (31,329)           (8,216)
 Proceeds from the disposition of operating subsidiary                                           318
 Purchases of property and equipment                                       (10,537)           (9,667)
 Other assets                                                                2,277                 -
                                                                          --------         ---------

       Net cash used in investing activities                               (39,589)          (17,565)
                                                                          --------         ---------

Cash flows from financing activities:
 Repayment of debt                                                          (3,072)           (1,139)
 Proceeds from issuance of common stock, net                               331,642                47
 Proceeds from borrowings                                                      516               403
                                                                          --------         ---------

       Net cash provided by (used in) financing activities                 329,086              (689)
                                                                          --------         ---------

Effect of currency exchange rate changes on cash                               653            (1,211)
                                                                          --------         ---------

Net increase (decrease) in cash and cash equivalents                       281,102           (51,928)
Cash and cash equivalents, beginning of period                              20,067           237,839
                                                                          --------         ---------

Cash and cash equivalents, end of period                                  $301,169         $ 185,911
                                                                          ========         =========

Noncash investing and financing transactions:
  Common stock issued to satisfy debt                                       $5,183                $-
                                                                            ======                ==


  Common stock issued in connection with acquisitions                       $3,907                $-
                                                                            ======                ==


The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

1.  Basis of Presentation and Restatement

    These consolidated financial statements for the three and six month periods ended June 30, 2000 and 2001 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. ("VIA"or "the Company") as of and for the year ended December 31, 2000, included in VIA's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (Annual Report). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of VIA at June 30, 2001 and the results of operations and cash flows for the three and six month periods ended June 30, 2000 and 2001. The results of operations for the three and six month periods ended June 30, 2001 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2001.


On August 9, 2001, the Company announced that it was revising its financial statements for the year ended December 31, 2000 and for the first quarter 2001 to correct certain errors involving improper accounting relating to the recognition of certain revenue and associated costs at one of its acquired subsidiaries. The errors, which were discovered at its Mexican subsidiary, were identified in the course of a normal review and a subsequent more detailed review conducted by the Company, assisted by outside professionals. During this review, the Company and its outside professionals undertook certain procedures to determine the nature and scope of these errors based upon information that was presented at that time. On August 15 and 16, 2001, the Company filed amended quarterly reports on Forms 10-Q/A for all quarters in 2000 and the first quarter of 2001 and on Form 10-K/A for the full year 2000. Also during August 2001, the Company terminated the senior management of its Mexican subsidiary who it believes were responsible for the errors and engaged a new management group. This new team has significant managerial and financial knowledge and experience, and a strong background of working with US reporting controls and standards.

Subsequent to the end of the third quarter of 2001, this new Mexican management group identified certain additional potential errors that had not presented previously. Shortly thereafter, assisted by professional advisors, the Company initiated a second review of accounting transactions at the Mexican operation. During the course of this second review, the Company identified that prior to August 2001, the Mexican subsidiary had improperly recorded revenue regarding certain transactions without sufficient evidence of services having been provided and accounted for certain disbursements, involving the same parties and similar amounts, without sufficient evidence of services having been received. The Company concluded that certain members of the former Mexican management team had circumvented the Company's accounting policies and procedures by recording revenues and costs in connection with these transactions and, accordingly, the accounting for these transactions is being revised in this Form 10-Q/A.

In light of the discoveries in Mexico, the corporate finance group has adopted procedures to enhance the scope of its review of financial reporting packages, with particular focus on reporting from the Mexican subsidiary. The Company has also increased its internal control mechanisms, for example, through lowered authorization limits in all its operations. The Company has recently completed the installation of its integrated financial reporting software in Mexico, which will provide corporate finance staff the ability to view data and reconcile accounts on a more timely basis and to assess financial transactions at the journal entry level. This financial accounting and reporting system will be completely implemented at the detailed level in all of the Company's operations by the end of the fourth quarter 2001. In addition, the Company will implement its fully integrated provisioning, billing and customer care platform in Mexico by first quarter of 2002, which will provide Company management with greater visibility into detailed accounting and operational records of the operation. On the basis of the Company's response to the discoveries in Mexico, including the steps described above, the two reviews it has conducted, and the replacement of the Mexican management team, the Company is aware of no other material past financial reporting issues at this operation and believes it has established the necessary staffing, information systems and controls to assure future compliance with the Company's financial reporting policies and procedures.

This Form 10-Q/A also addresses the adjustment of certain revenue transactions recorded in the Company's United Kingdom operations in order to correct inadvertent errors that arose primarily during the second quarter of 2001 in the course of the integration of four acquired companies into a single operation in the UK. Such integration included the consolidation of the process used to invoice customers onto a common platform for all UK subsidiaries. During the course of the integration, although the Company initially believed that the integration team had taken appropriate steps to avoid such errors, it has identified billing errors that caused revenue for the quarter ended June 30, 2001 to be overstated in the UK. The Company plans to perform integrations at additional subsidiaries over the coming months to improve the efficiency of its operations. It is instituting additional safeguards and controls, including engaging outside advisors, and improving its testing methods in order to prevent any such errors in the future integration of other operations.


For the principal effects of the revisions as to the affected period see Note 9 to the consolidated financial statements.


Recent Pronouncements

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

2.  Comprehensive Loss

    Comprehensive loss for the three and six months ended June 30, 2000 and 2001 was as follows (in thousands of U.S. dollars):


                                               Three months ended June 30,    Six months ended June 30,
                                                  2000             2001          2000            2001
                                                               As Restated                   As Restated
                                                               -----------                   -----------
   Net loss                                      $(16,103)        $(79,010)    $(33,065)      $(109,500)
   Foreign currency translation adjustment         (4,544)             607       (6,405)         (3,464)
                                                 --------         --------     --------       ---------

   Comprehensive loss                            $(20,647)        $(78,403)    $(39,470)      $(112,964)
                                                 ========         ========     ========       =========


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

Acquisitions

Since 1998, the Company completed 26 acquisitions for cash, notes and common stock:

                      Number of Businesses       Aggregate Purchase      Assets        Liabilities
                      --------------------       ------------------      ------        -----------
                            Acquired                    Price           Acquired          Assumed
                            --------                    -----           ---------         -------
                                                   (In thousands of U.S. dollars)
            1998.................           4           $39,217          $ 6,456          $ 7,148
            1999.................          13           $92,327          $15,867          $18,321
            2000.................           9           $75,715          $ 8,454          $ 6,356
                                           --           -------          -------          -------

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

             Total................          26         $207,259         $30,777          $31,825

   In connection with the acquisition of Net4You, we paid approximately $195,000 to the minority shareholders of that company in the first quarter of 2001. In connection with the acquisition of DNS, we are obligated to pay off an acquisition related promissory note, for approximately $901,000, to one of the former owners, which we anticipate paying in the third quarter 2001.

4. Property and Equipment

   Property and equipment consisted of the following (in thousands of U.S. dollars):

                                                December 31,   June 30,
                                                    2000         2001
                                                ------------  -----------

    Hardware and other equipment                 $ 23,615      $ 25,788
    Network and data center assets                 25,075        25,353
    Software                                        7,595        10,775
    Furniture and fixtures                          2,999         3,396
                                                ---------     ---------

                                                   59,284        65,312
    Accumulated depreciation and amortization     (20,057)      (25,119)
                                                ---------     ---------

    Property and equipment, net                  $ 39,227      $ 40,193
                                                 ========      ========

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

5. Goodwill and Other Acquired Intangible Assets

   Goodwill and other intangible assets acquired through business acquisitions consisted of the following (in thousands of U.S. dollars):

                               VIA NET.WORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

                                      December 31,    June 30,
                                          2000          2001
                                          ----          ----

          Goodwill                      $220,378      $221,961
          Customer base                    8,360         8,595
          Employee workforce               3,760         3,760
          Goodwill impairment charge           -       (47,992)
          Accumulated amortization       (51,416)      (75,574)
                                        --------      --------

          Total                         $181,082      $110,750
                                        ========      ========


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

6. Short-term Notes and Long-term Debt

   Short-term notes and long-term debt consisted of the following (in thousands of U.S. dollars):

                                                                                     December 31,   June 30,
                                                                                         2000         2001
                                                                                        ------       -------
     Acquisition debt                                                                   $ 1,495    $   901
     Debt related to IRU Agreements, 12%, due quarterly to 2002                           2,476      2,156
     Capital lease obligations at interest rates ranging from 7.8% to 8.0%, due
      monthly through 2004                                                                  866        453
     Notes payable, due monthly through 2002                                                322        495
                                                                                        -------    -------

                                                                                          5,159      4,005
     Less current portion                                                                (3,265)    (2,665)
                                                                                        -------    -------

    Long-term portion                                                                   $ 1,894    $ 1,340
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


                                                                                          UK, Ireland
                                                                                          -----------

                                                                                              and       Central and
                                                                                              ----      -----------

                                                                    North       South       Southern       Western
                                                                   -------      -------    -----------    ---------

                                                    Corporate      America      America       Europe        Europe       Total
                                                    ---------      -------      -------       -------       -------     -------
  Three months ended June 30,
  2000:
   Revenue........................................        $--        3,233        1,517        12,471         8,417      25,638
   EBITDA.........................................   $ (3,853)        (884)      (1,516)          375          (945)     (6,823)
   Assets.........................................   $339,286       36,563       11,196        63,909        52,195     503,149
  Three months ended June 30, 2001(As Restated):
   Revenue........................................        $--        4,848        1,572         8,371         8,641      23,432
   EBITDA.........................................   $ (1,920)      (1,357)      (2,119)       (4,099)       (5,050)    (14,545)
   Assets.........................................   $252,878       23,711        1,582        36,706        48,655     363,532
   Six months ended June 30,
   2000:
   Revenue........................................        $--        5,619        2,941        21,940        15,034      45,534
   EBITDA.........................................   $ (7,740)      (1,946)      (2,431)          925        (2,172)    (13,364)
   Assets.........................................   $339,286       36,563       11,196        63,909        52,195     503,149
   Six months ended June 30, 2001(As Restated):
   Revenue........................................        $--        9,020        3,319        17,136        19,393      48,868
   EBITDA.........................................   $ (6,073)      (2,616)      (3,331)       (5,726)       (7,850)    (25,596)
   Assets.........................................   $252,878       23,711        1,582        36,706        48,655     363,532


A reconciliation from total EBITDA to loss before income taxes and minority interest is as follows (in thousands of U.S. dollars):


                                                        For the        For the      For the six   For the six
                                                     three months   three months      months         months
                                                      ended June     ended June     ended June     ended June
                                                        30, 2000       30, 2001       30, 2000      30, 2001
                                                                     (As Restated)                (As Restated)
                                                    -----------------------------   ---------------------------
   EBITDA                                               $  (6,823)     $ (14,545)     $ (13,364)    $ (25,596)
   Non-cash compensation                                   (1,360)          (717)        (2,938)       (1,480)
   Goodwill impairment charge                                  --        (47,992)            --       (47,992)
   Depreciation and amortization                          (10,437)       (15,340)       (19,903)      (30,759)
                                                        ---------      ---------      ---------     ---------

   Loss from operations                                   (18,620)       (78,594)       (36,205)     (105,827)
   Other income, interest expense and foreign
   currency losses                                          2,151           (721)         2,224        (3,786)
                                                        ---------      ---------      ---------     ---------

   Loss before income taxes and minority interest       $ (16,469)     $ (79,315)     $ (33,981)    $(109,613)
                                                        =========      =========      =========     =========


9.  Restatement of Financial Statements

As discussed in Note 1, the Company is restating the consolidated financial statements as of June 30, 2001 and for the three and six month periods then ended.

The principal effects of the restatement are noted in the table as follows:



                                   Three months ended June 30, 2001             Six months ended June 30, 2001
                                   As Reported          As Restated             As Reported        As Restated
                                   -----------          -----------             -----------        -----------
Statement of Operations Data:
 Revenue
   Access                             11,958               11,528                   24,957             24,526
   Value added                        11,738               10,625                   23,627             22,515
   Other                               1,279                1,279                    1,827              1,827
 Total Revenue                        24,975               23,432                   50,411             48,868
 Direct Costs                         12,568               12,551                   26,059             26,042
 Loss from Operations                (77,068)             (78,594)                (104,301)          (105,827)
 Net Income (Loss)                   (77,484)             (79,010)                (107,974)          (109,500)
 Net Income (Loss) per share          $(1.27)              $(1.30)                  $(1.78)            $(1.80)



                                                      June 30, 2001
                                                 As Reported   As Restated
                                                 -----------   -----------

Balance Sheet Data:
Accounts receivable .........................       21,616        19,489
Other current assets ........................        6,981         6,183
VAT and other taxes .........................        2,598         2,275
Deferred revenue.............................       14,144        13,078
Cumulative translation adjustment ...........      (16,627)      (16,637)
Accumulated deficit .........................     (221,667)     (223,193)


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

The three largest revenue producing countries for the three and six months ended June 30, 2001, the United Kingdom, Mexico and Germany, generated revenues in the amounts of $6.9 million, $3.9 million and $3.2 million, and $14.4 million, $7.0 million and $7.2 million, respectively. Revenue from our U.S. operating company, for the three and six months ended June 30, 2001 was $987,000 and $2.0 million, respectively.

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

In this Item 2, references to results for the quarter ended June 30, 2001 are to restated results. See Note 9 to the Consolidated Financial Statements.


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

The following table summarizes our operations in Europe, Latin America and the United States by geographic operating segment, country, operating company and revenue contribution. VIA operates in 14 countries organized into four geographic operating regions:

    .    Central and Western Europe
    .    United Kingdom, Ireland and Southern Europe
    .    South America
    .    North America



                                                                                              Percentages of         Percentages of
                                                                                              --------------         --------------

                                                                                              Total Revenue          Total Revenue
                                                                                              -------------          -------------

                                                                                              for the Three            for the Six
                                                                                              -------------            -----------

                                                                                               Months Ended            Months Ended
                                                                                               ------------            ------------

                                                                                               June 30, 2001          June 30, 2001
                                                                                               -------------          -------------

                                   Operating Company                                            (As Restated)
                                   --------------------------------------------------------------------------

   Country of Operation
   --------------------
Central and Western Europe:

  Austria                               Net4You................................................         1%                  1%
  France                                Artinternet............................................         2%                  2%
                                        DNS....................................................         7%                  9%
                                        MNET...................................................         1%                  1%
  Germany                               VIA NET.WORKS Deutschland (formerly GTN)...............         7%                  8%
                                        Highspeed-Server Eisnet................................         1%                  1%
                                        INS....................................................         2%                  2%
                                        ISAR...................................................         3%                  3%
  The Netherlands                       bART...................................................         5%                  4%
                                        IAE....................................................         3%                  3%
  Switzerland                           VIA NET.WORKS (Schweiz) (formerly Smartcomp and M&CNET)         4%                  4%
United Kingdom, Ireland and Southern Europe:

  United Kingdom                        VIA NET.WORKS UK.......................................        30%                 30%
                                        (formerly i-way, U-Net, WWS and Netlink)
  Ireland                               VIA NET.WORKS Ireland (formerly MediaNet)..............         1%                  1%
  Italy                                 VIA NET.WORKS Italia (formerly Meridian Microtech).....         2%                  2%
  Portugal                              VIA NET.WORKS Portugal.................................         2%                  3%
  Spain                                 VIA NET.WORKS Spain....................................         2%                  2%
South America:

  Argentina                             VIA NET.WORKS Argentina................................         2%                  2%
                                        ServiceNet.............................................   less than 1%        less than 1%
  Brazil                                VIA NET.WORKS Brasil (formerly Dialdata)...............         4%                  4%
North America:

  Mexico                                VIA NET.WORKS Mexico (formerly InfoAcces)..............         16%                 14%
  United States                         VIA NET.WORKS USA (formerly IMC Online)................          4%                  4%


   RESULTS OF OPERATIONS

   Three and six months ended June 30, 2001 (As Restated) compared with the three and six months ended June 30, 2000.



Revenue

                                            Three months ended                                Six months ended
                                          June 30,           June 30,      % Increase/     June 30,        June 30,    % Increase/
                                            2000               2001         (Decrease)       2000            2001       (Decrease)
                                           ------             ------       -----------      ------         -------      ----------
                                         (in thousands of U.S. dollars)                     (in thousands of dollars)
 Residential Access                          2,028             1,554           (23%)         3,995            3,378       (15%)
 % of Total Revenue                              8%                7%                            9%               7%
 Business Access                            13,574             9,973           (27%)        23,916           21,148       (12%)
 % of Total Revenue                             53%               43%                           53%              43%
 Value Added Services                       10,036            11,905            18%         17,623           24,342        38%
 % of Total Revenue                             39%               50%                           38%              50%
 Total Revenue                              25,638            23,432                        45,534           48,868


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

Revenue for the three months ended June 30, 2001 decreased 9% to $23.4 million as compared to $25.6 million for the three months ended June 30, 2000. Revenue for the six months ended June 30, 2001 increased 7% to $48.9 million as compared to $45.5 million for the six months ended June 30, 2000. Our second quarter 2001 revenue was favorably impacted by the acquisition of 5 operations that occurred between July 1, 2000 and December 31, 2000. Residential access revenue declined by 23% in the second quarter 2001, as compared to the same period in 2000, reflecting the continuing run-off of low margin residential customers. Business access revenue decreased 27% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. VIA obtained its wholesale and residential customer bases as part of our original acquisitions. We do not generally market to wholesale and residential customers in any of our operations and hence we expect these revenues to continue to run off. Value-added services, which include web-hosting, web-design, domain name registration, data networking, managed bandwidth and bundled service offerings increased by 18% for the second quarter of 2001, as compared to the same period in 2000.


Internet services operating costs


                                       Three months ended                               Six months ended
                                      June 30,       June 30,      % Increase/       June 30,        June 30,      % Increase/
                                        2000           2001         (Decrease)         2000            2001         (Decrease)
                                      ------        ---------      -----------       -------         --------       ----------
                                   (in thousands of U.S. dollars)                 (in thousands of U.S. dollars)
   Internet services                  14,877          12,551           (16%)          25,465           26,042            2%
   operating costs
   % of Total Revenue                     58%             54%                             56%              53%


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

Internet services operating costs for the six months ended June 30, 2001 increased by 2% to $26.0 million as compared to $25.5 million for the six months ended June 30, 2000. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel. Additionally, we incurred operating costs associated with our international network that we established in June 1999.


Selling, general and administrative


                                       Three months ended                               Six months ended
                                      June 30,       June 30,      % Increase/       June 30,        June 30,      % Increase/
                                        2000           2001         (Decrease)         2000            2001         (Decrease)
                                      ------        ---------      -----------       -------         --------       ----------
                                   (in thousands of U.S. dollars)                 (in thousands of U.S. dollars)
   Selling, general &
   administrative costs               18,944          26,143           38%            36,371          49,902            37%
   % of Total Revenue                     74%            112%                             80%            102%


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

   Depreciation, amortization and goodwill impairment



                                       Three months ended                               Six months ended
                                      June 30,       June 30,      % Increase/       June 30,        June 30,      % Increase/
                                        2000           2001         (Decrease)         2000            2001         (Decrease)
                                      ------        ---------      -----------       -------         --------       ----------
                                   (in thousands of U.S. dollars)                 (in thousands of U.S. dollars)
   Depreciation and
   amortization                       10,437           15,340            47%          19,903           30,759            55%
   % of Total Revenue                     41%              65%                            44%              63%
   Goodwill Impairment                     -           47,992           100%               -           47,992           100%
   % of Total Revenue                      0%             205%                             0%              98%


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


                                       Three months ended                               Six months ended
                                      June 30,       June 30,      % Increase/       June 30,        June 30,      % Increase/
                                        2000           2001         (Decrease)         2000            2001         (Decrease)
                                      ------        ---------      -----------       -------         --------       ----------
                                   (in thousands of U.S. dollars)                 (in thousands of U.S. dollars)
   Interest income                     3,623          1,839           (49%)            5,428          4,364           (20%)
   % of Total Revenue                     14%             8%                              12%             9%


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

Foreign currency losses


                                       Three months ended                               Six months ended
                                      June 30,       June 30,      % Increase/       June 30,        June 30,      % Increase/
                                        2000           2001         (Decrease)         2000            2001         (Decrease)
                                      ------        ---------      -----------       -------         --------       ----------
                                   (in thousands of U.S. dollars)                 (in thousands of U.S. dollars)
   Foreign currency losses             1,358           2,497            84%            2,851          8,042            182%
   % of Total Revenue                      5%             11%                              6%            16%


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

Cash used in operating activities was $32.5 million for the six months ended June 30, 2001 and $9.0 million for the six months ended June 30, 2000. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization, non-cash stock compensation charges and unrealized foreign currency transaction gains and losses.

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

The estimated net offering proceeds to VIA after deducting the estimated expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through June 30, 2001, VIA has used $86.9 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA's investment in various partially owned subsidiaries, $30.0 million for capital expenditures and approximately $46.0 million to fund operating losses.


Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 23, 2001 we held our Annual Meeting of Shareholders at the Hyatt Regency located at the Reston Town Center, in Reston, Virginia at 8:30 a.m.. At the annual meeting, shareholders considered and approved the election of Class I Director members of the board of directors, by the number of votes indicated below:


      DIRECTOR                          VOTES FOR        WITHHELD

      Stephen J. Eley.................  43,635,313        517,704
      William A. Johnston.............  42,557,098      1,595,919
      Mark J. Masiello................  43,683,387        469,630

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

Date: November 14, 2001    By: /s/ DAVID M. D'OTTAVIO
                           --------------------------

                                   David M. D'Ottavio
                                   Chief Executive Officer, Chairman
                                   of the Board of Directors (Duly Authorized
                                   Officer)

Date: November 14, 2001    By: /s/ CATHERINE A. GRAHAM
                           ---------------------------

                                   Catherine A. Graham
                                   Vice President, Chief Financial Officer and
                                   Treasurer (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

99.1  Risk Factors