Form 10-Q
period 2001-09-30
VIA NET WORKS INC
filed 2001-11-14
CIK 1098402

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 1, 2001, there were outstanding 54,872,733 shares of the registrant's common stock and 5,936,667 shares of the registrant's non-voting common stock.

                              VIA NET.WORKS, INC.
                               TABLE OF CONTENTS
                                  (UNAUDITED)

PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheets as of December 31, 2000 and
          September 30, 2001.......................................................   3

        Consolidated Statements of Operations for the three and nine months ended
          September 30, 2000 and 2001..............................................   4

        Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2000  and 2001.............................................   5

        Notes to the Consolidated Financial Statements.............................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
          Of Operations............................................................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................  18

PART II. OTHER INFORMATION.........................................................  19

Item 1.  Legal Proceedings.........................................................  19

Item 2.  Changes in Securities and Use of Proceeds.................................  19

Item 3.  Defaults Upon Senior Securities...........................................  19

Item 4.  Submission of Matters to a Vote of Security Holders.......................  19

Item 5.  Other Information.........................................................  19

Item 6.  Exhibits and Reports on Form 8-K..........................................  19

SIGNATURES.........................................................................  20

EXHIBIT INDEX......................................................................  21


                                     PART I

Item 1. Financial Statements

                               VIA NET.WORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands of U.S dollars, except share data)


                                                                               December 31,  September 30,
                                                                                  2000           2001
                                                                                  ----           ----
                                                                                              (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                     $ 237,839     $ 163,523
 Trade and other accounts receivable, net of allowance of $3,623 and $9,172,
 respectively                                                                     16,570        16,913
 Other current assets                                                              5,228         5,633
                                                                               ---------     ---------

           Total current assets                                                  259,637       186,069

Property and equipment, net                                                       39,227        43,873
Goodwill and other acquired intangible assets, net                               181,082       106,431
Other noncurrent assets                                                            1,202           978
                                                                               ---------     ---------

           Total assets                                                        $ 481,148     $ 337,351
                                                                               =========     =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                              $  21,866     $  13,312
 VAT and other taxes payable                                                       2,332         1,248
 Current portion of long-term debt                                                 3,265         2,537
 Deferred revenue                                                                 14,360        12,723
 Other current liabilities and accrued expenses                                   11,852        16,707
                                                                               ---------     ---------

           Total current liabilities                                              53,675        46,527

Long-term debt, net of current portion                                             1,894           328
                                                                               ---------     ---------

           Total liabilities                                                      55,569        46,855

Commitments and contingencies                                                          -             -

Minority interest in consolidated subsidiaries                                       597             -

Stockholders' equity:
 Common stock, $.001 par value; 125,000,000 shares authorized; 54,061,998 and
 54,908,233 shares issued and outstanding; respectively                               54            55
 Non-voting common stock, $.001 par value; 7,500,000 shares authorized;
 6,770,001 and 5,936,667 shares issued and outstanding; respectively                   7             6
 Additional paid-in capital                                                      558,196       558,300
 Treasury Stock, $.001 par value; 0 and 510,311 shares; respectively                   -          (671)
 Accumulated deficit                                                            (113,693)     (249,392)
 Deferred compensation                                                            (6,409)       (4,002)
 Accumulated other comprehensive loss                                            (13,173)      (13,800)
                                                                               ---------     ---------

      Total stockholders' equity                                                 424,982       290,496
                                                                               ---------     ---------

      Total liabilities and stockholders' equity                               $ 481,148     $ 337,351
                                                                               =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        (in thousands of U.S. dollars, except share and per share data)
                                   (Unaudited)

                                                            For the three months ended  For the nine months ended
                                                                     September 30,            September 30,
                                                                     -------------            -------------
                                                                   2000        2001        2000          2001
                                                                   ----        ----        ----          ----
Revenue                                                         $ 26,988     $ 21,357     $ 72,522     $  70,225
                                                                --------     --------     --------     ---------

Operating costs and expenses:
 Internet services                                                15,998       12,601       41,463        38,643
 Selling, general and administrative                              20,026       27,574       56,397        77,477
 Goodwill impairment charge                                           --           --           --        47,992
 Depreciation and amortization                                    11,797       13,110       31,700        43,870
                                                                --------     --------     --------     ---------

Total operating costs and expenses                                47,821       53,285      129,560       207,982

Loss from operations                                             (20,833)     (31,928)     (57,038)     (137,757)

Interest income, net                                               3,372        1,511        9,420         5,876
Other expense, net                                                  (457)        (644)      (1,430)         (751)
Foreign currency gains/(losses)                                   (6,710)       4,684       (9,561)       (3,358)
                                                                --------     --------     --------      --------

Loss before income taxes and minority interest                   (24,628)     (26,377)     (58,609)     (135,990)
Income tax benefit/(expense)                                        (340)         178         (840)           46
Minority interest in loss of consolidated subsidiaries               879           --        2,295           245
                                                                --------     --------     --------     ---------

Net loss attributable to common stockholders                    $(24,089)    $(26,199)    $(57,154)    $(135,699)
                                                                ========     ========     ========     =========

Basic and diluted loss per share attributable to common
 stockholders                                                     $(0.40)      $(0.43)      $(1.14)       $(2.23)
                                                                ========     ========     ========     =========


Shares used in computing basic and diluted loss per share     59,956,310   60,635,252   50,253,148    60,798,233


The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (in thousands of U.S. dollars, except share and per share data)
                                   (Unaudited)

                                                                           For the nine months ended
                                                                                 September 30,
                                                                                 -------------
                                                                                2000       2001
                                                                                ----       ----
Cash flows from operating activities:
 Net loss                                                                     $(57,154)  $(135,699)
 Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                             31,700      43,870
      Goodwill impairment charge                                                     -      47,992
      Employee stock compensation                                                4,297       2,229
      Provision for doubtful accounts receivable                                 1,275       5,347
      Unrealized foreign currency transaction losses                             2,064       1,148
      Deferred income taxes                                                          -         (11)
      Minority interest in loss of consolidated subsidiaries                    (2,295)       (245)
  Changes in assets and liabilities, net of acquisitions:
      Trade accounts receivable                                                 (5,895)     (6,898)
      Other current assets                                                        (777)        161
      Other noncurrent assets                                                      354        (193)
      Accounts payable                                                           3,202      (8,102)
      VAT and other taxes payable                                                 (405)     (1,010)
      Other current liabilities and accrued expenses                             4,692       5,358
      Deferred revenue                                                           2,988      (1,367)
                                                                              --------   ---------

       Net cash used in operating activities                                   (15,954)    (47,420)
                                                                              --------   ---------

Cash flows from investing activities:
 Acquisitions, net of cash acquired                                            (68,429)     (8,637)
 Proceeds from the disposition of operating subsidiary                               -         320
 Purchases of property and equipment                                           (14,611)    (16,204)
 Purchases/dispositions of other assets                                          2,298        (197)
                                                                              --------   ---------

       Net cash used in investing activities                                   (80,742)    (24,718)
                                                                              --------   ---------

Cash flows from financing activities:
 Repayment of debt                                                              (3,030)     (1,959)
 Proceeds from issuance of common stock, net                                   332,009          47
 Purchase of treasury stock                                                          -        (435)
 Proceeds from borrowings                                                            -         240
                                                                              --------   ---------

       Net cash provided by (used in) financing activities                     328,979      (2,107)
                                                                              --------   ---------

Effect of currency exchange rate changes on cash                                  (113)        (71)
                                                                              --------   ---------

Net increase (decrease) in cash and cash equivalents                           232,170     (74,316)
Cash and cash equivalents, beginning of period                                  20,067     237,839
                                                                              --------   ---------

Cash and cash equivalents, end of period                                      $252,237   $ 163,523
                                                                              ========   =========

Noncash investing and financing transactions:

     Common stock issued to satisfy debt                                      $  5,183   $       -
                                                                              ========   =========

     Common stock issued in connection with acquisitions                      $  4,657   $       -
                                                                              ========   =========

     Treasury shares obtained in exchange for stock option exercises          $      -   $     236
                                                                              ========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                               VIA NET.WORKS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation and Restatement

    These consolidated financial statements for the three and nine month periods ended September 30, 2000 and 2001 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. ("VIA" or "the Company") as of and for the year ended December 31, 2000, included in VIA's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (Annual Report). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of VIA at September 30, 2001 and the results of operations for the three and nine month periods ended September 30, 2000 and 2001 and the cash flows for the nine month periods ended September 30, 2000 and 2001. The results of operations for the three and nine month periods ended September 30, 2001 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2001.

    Simultaneously with the filing of this Form 10-Q, the Company is revising its previously reported results for the three month period ending June 30, 2001 by filing Form 10-Q/A for that period. The principal effects of the revision are noted in Note 1 to the consolidated financial statements in the Form 10-Q/A. In this Form 10-Q, references or comparisons to results in the second quarter 2001 are to the restated results.

Recent Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business
    Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Upon implementation of SFAS 142, the Company will reclassify the acquired employee workforce as goodwill and will discontinue the amortization of goodwill as of January 1, 2002. Amortization of goodwill and acquired employee workforce for the third quarter of 2001 was $8.8 million. SFAS 142 requires the Company to test all goodwill for impairment as of January 1, 2001. The Company has not completed its assessment of the impact of SFAS 142 adoption and has not determined whether such impairment test will result in a material write down of goodwill in fiscal year 2002.

    In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement will be effective for financial statements issued for the Company's fiscal year 2002. The adoption of this Statement is not expected to have a significant impact on the Company's financial position or results of operations.

2.  Comprehensive Loss

    Comprehensive loss for the three and nine months ended September 30, 2000 and 2001 was as follows (in thousands of U.S. dollars):

                                        Three months ended September 30,    Nine months ended September 30,
                                                2000        2001                 2000        2001
                                                ----        ----                 ----        ----
   Net loss                                   $(24,089)  $(26,199)              $(57,154)  $(135,699)
   Foreign currency translation adjustment      (3,690)     2,837                (10,095)       (627)
                                              --------   --------               --------   ---------

   Comprehensive loss                         $(27,779)  $(23,362)              $(67,249)  $(136,326)
                                              ========   ========               ========   =========

3.  Acquisitions of Certain Businesses

    Beginning in June 1998 and continuing through October 2000, the Company made a series of acquisitions of Internet services providers located in Europe, Latin America and the U.S., each of which offered various Internet services including Internet access, web hosting, e-commerce, Internet security and other services, primarily to small and mid-sized businesses.

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


Acquisitions

    Since 1998, the Company completed 26 acquisitions for cash, notes and common stock:

                                    Number of Businesses  Aggregate Purchase     Assets     Liabilities
                                    --------------------  ------------------    --------    -----------
                                          Acquired              Price           Acquired      Assumed
                                    --------------------  ------------------    --------    -----------
                                                      (In thousands of U.S. dollars)
 1998.............................            4                $ 39,217         $ 6,456      $ 7,148
 1999.............................           13                $ 92,327         $15,867      $18,321
 2000.............................            9                $ 75,715         $ 8,454      $ 6,356
                                             --                --------         -------      -------

Total.............................           26                $207,259         $30,777      $31,825

   In connection with the acquistion of Net4You, we paid approximately $195,000 to the minority shareholders of that company in the first quarter of 2001.

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

   We have agreements with the minority stockholders of our majority-owned operating companies that give us the right, after a specified period of time, to purchase their shares in those operating companies based on predetermined price formulas which consider revenue growth, operating results and cash flows. In some cases, the minority stockholders, have the right to purchase our shares in those operating companies if we do not exercise our purchase right by a specified date. In March 2001, we exercised our right to purchase the remaining shares of M&CNet, one of our operations in Switzerland, for $1.1 million.

   In January 2001, VIA NET.WORKS Deutschland completed the sale of its 100% interest in Ecce Terram to that company's former owner. The transaction resulted in no net gain or loss in the consolidated statements of VIA.

   During the third quarter, we paid approximately $900,000 to retire debt and approximately $402,000 for a back end earn-out payment recognized as compensation expense, both in connection with the original acquisition of DNS.

4.    Property and Equipment

    Property and equipment consisted of the following (in thousands of U.S. dollars):

                                                    December 31,   September 30,
                                                       2000            2001
                                                     --------        --------
    Hardware and other equipment                     $ 23,615        $ 27,340
    Network and data center assets                     25,075          27,168
    Software                                            7,595          15,133
    Furniture and fixtures                              2,999           3,572
                                                     --------        --------

                                                       59,284          73,213
    Accumulated depreciation and amortization         (20,057)        (29,340)
                                                     --------        --------

    Property and equipment, net                      $ 39,227        $ 43,873
                                                     ========        ========

   Depreciation expense was $2.6 million and $3.8 million for the three months ended September 30, 2000 and 2001, respectively. Total depreciation expense was $7.0 million and $10.4 million for the nine months ended September 30, 2000 and 2001, respectively. Certain network assets as of December
   31, 2000 have been reclassified as hardware to reflect the current year presentation.

5.  Goodwill and Other Acquired Intangible Assets

    Goodwill and other intangible assets acquired through business acquisitions consisted of the following (in thousands of U.S. dollars):

                                 December 31,   September 30,
                                    2000            2001
                                    ----            ----
Goodwill                          $220,378        $226,572
Customer base                        8,360           8,680
Employee workforce                   3,760           3,760
Goodwill impairment charge               -         (47,992)
Accumulated amortization           (51,416)        (84,589)
                                  --------        --------

Total                             $181,082        $106,431
                                  ========        ========

    Total amortization expense was $9.2 million and $9.3 million for the three months ended September 30, 2000 and 2001, respectively. Total amortization expense was $24.7 million and $33.5 million for the nine months ended September 30, 2000 and 2001, respectively. The value assigned to goodwill, customer base and employee workforce is being amortized over its estimated useful life of five years.

    During the three months ended June 30, 2001, the Company determined that the undiscounted cash flows associated with certain of its long-lived assets would not be sufficient to recover the net book value of such assets. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), the Company has recorded an impairment charge of approximately $48.0 million related to operations in Mexico, United States, Spain and Brazil. The respective amounts for this charge were $31.1 million, $16.1 million, $524,000 and $324,000. This impairment charge was taken to reflect the long-lived assets in these countries at their estimated fair value. The estimates of the fair values of the long-lived assets are based on a valuation of such assets performed by management. The fair values, as required by SFAS 121, did not consider the value of such assets in a forced sale or liquidation; they were based primarily on an analysis of the operations' revenue streams, based on multiples derived from comparable market transactions.

6.  Long-term Debt

    Long-term debt consisted of the following (in thousands of U.S. dollars):

                                                                                       December 31,   September 30,
                                                                                           2000            2001
                                                                                           ----            ----
     Acquisition debt                                                                   $ 1,495         $     -
     Debt related to IRU Agreements, 12%, due quarterly to 2002                           2,476           2,093
     Capital lease obligations at interest rates ranging from 7.8% to 8.0%, due
      monthly through 2004                                                                  866             457
     Notes payable, due monthly through 2002                                                322             315
                                                                                        -------         -------

                                                                                          5,159           2,865
     Less current portion                                                                (3,265)         (2,537)
                                                                                        -------         -------

    Long-term portion                                                                   $ 1,894         $   328
                                                                                        =======         =======


Acquisition debt represents amounts due to current or former managers of acquired businesses.

7.  Treasury Stock

    In June 2001, the Company announced a stock repurchase plan that will allow the Company to spend up to $10 million to repurchase shares of its common stock. Under the plan, the Company may repurchase shares of its common stock from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not require that the Company purchase any specific number of shares and the plan may be suspended at any time. The Company's repurchase of shares of common stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity." During the third quarter of 2001, the Company repurchased 478,311 shares of its common stock in connection with the aforementioned plan.

8.  Contingencies

    From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of VIA.

    On November 5, 2001, the law firm of Wolf Haldenstein Adler Freeman & Herz LLP issued a press release stating that it had initiated a class action lawsuit in the District Court for the Southern District of New York against VIA NET WORKS, Inc., certain of the underwriters who supported our initial public offering ("IPO") and certain of our officers, under the title O'Leary
    v. Via Net works et al [01-CV-9720] (the "Complaint"). While we have not yet received service of the Complaint, we understand it alleges that the prospectus the Company filed with its registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices ("Tie-in Arrangements"), thereby artificially inflating the Company's stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. This Complaint is one of over 150 similar suits filed to date against underwriters, issuers and their officers alleging similar activities, known as "laddering". We believe that any allegations in the Complaint of wrongdoing on the part of VIA or our officers are without legal merit and we intend to vigorously defend against them.

9.  Segment Reporting

    The Company offers a variety of Internet access, web hosting, ecommerce, Internet security and related services to businesses and consumers in Europe, Latin America and the United States. As of September 30, 2001 the Company served primary markets in 15 countries, with operations organized into four geographic operating segments--North America; South America; the United Kingdom (UK), Ireland and Southern Europe; and Central and Western Europe. These segments generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design, consulting services, and sale of third-party hardware and software. Corporate expenses that are not allocated to one of the operating segments are shown to reconcile total consolidated figures.

    Beginning in the quarter ended December 31, 2000, VIA reorganized its management reporting structure to create four reportable segments rather than two. Prior amounts presented for the quarter ended September 30, 2000 have been revised to conform to the current presentation.

    Each of these geographic operating segments is considered a reportable segment. The Company evaluates the performance of its segments based on revenue and earnings before interest, taxes, depreciation and amortization and non-cash compensation charges ("EBITDA"). The table below presents information about the reported revenue, EBITDA and assets of the Company's segments for the three and nine months ended September 30, 2000 and 2001, net of intercompany revenue of $1.2 million, $3.3 million, $751,000 and $4.3 million, respectively, which was eliminated upon consolidation. Additionally, the assets presented in this table include intercompany receivables and payables. This table is presented in thousands of U.S. dollars.

                                                                                   UK, Ireland
                                                                                   -----------
                                                                                   and           Central and
                                                                                   -----------   -----------
                                                               North     South     Southern      Western
                                                               -------   -------   -----------   -----------
                                                   Corporate   America   America   Europe        Europe        Total
                                                   ---------   -------   -------   -----------   -----------   -----
  Three months ended September 30, 2000:
   Revenue.......................................  $      --     4,120     1,781     12,900         8,187      26,988
   EBITDA........................................  $  (3,892)   (1,363)   (1,583)       (65)         (775)     (7,678)
   Assets........................................  $ 284,887    84,155     9,276     61,004        49,060     488,382
  Three months ended September 30, 2001:
   Revenue.......................................  $      --     4,330     1,335      8,041         7,651      21,357
   EBITDA........................................  $  (2,138)   (3,168)     (917)    (6,727)       (5,120)    (18,070)
   Assets........................................  $ 257,144    13,672      (287)    25,219        41,603     337,351
  Nine months ended September 30, 2000:
   Revenue.......................................  $      --     9,740     4,721     34,840        23,221      72,522
   EBITDA........................................  $ (11,632)   (3,309)   (4,014)       859        (2,946)    (21,042)
   Assets........................................  $ 284,887    84,155     9,276     61,004        49,060     488,382
  Nine months ended September 30, 2001:
   Revenue.......................................  $      --    13,350     4,654     25,178        27,043      70,225
   EBITDA........................................  $  (8,212)   (5,784)   (4,248)   (12,451)      (12,971)    (43,666)
   Assets........................................  $ 257,144    13,672      (287)    25,219        41,603     337,351

A reconciliation from total EBITDA to loss before income taxes and minority interest is as follows (in thousands of U.S. dollars):

                                                            For the           For the           For the           For the
                                                          three months      three months      nine months       nine months
                                                        ended September   ended September   ended September   ended September
                                                           30, 2000          30, 2001          30, 2000          30, 2001
                                                           ---------         ---------         ---------         ---------
   EBITDA                                                  $  (7,678)        $ (18,070)        $ (21,042)        $ (43,666)
   Non-cash compensation                                      (1,358)             (748)           (4,296)           (2,229)
   Goodwill impairment charge                                     --                --                --           (47,992)
   Depreciation and amortization                             (11,797)          (13,110)          (31,700)          (43,870)
                                                           ---------         ---------         ---------         ---------

   Loss from operations                                      (20,833)          (31,928)          (57,038)         (137,757)
   Other income and expense                                   (3,795)            5,551            (1,571)            1,767
                                                           ---------         ---------         ---------         ---------

   Loss before income taxes and minority interest          $ (24,628)        $ (26,377)        $ (58,609)        $(135,990)
                                                           =========         =========         =========         =========

   The three largest revenue producing countries for the three and nine months ended September 30, 2000, the United Kingdom, Germany and Mexico, generated revenues in the amounts of $11.8 million, $3.4 million and $3.8 million, and $31.5 million, $10.2 million and $9.4 million, respectively.

   The three largest revenue producing countries for the three and nine months ended September 30, 2001, the United Kingdom, Mexico and Germany, generated revenues in the amounts of $6.3 million, $3.4 million and $2.6 million, and $20.7 million, $10.5 million and $9.7 million, respectively. Revenue from our U.S. operating company, for the three and nine months ended September 30, 2001 was $901,000 and $2.9 million, respectively.

10.  Restatement of Financial Statements

   Simultaneously with the filing of this Form 10-Q, the Company is revising its results for the three month period ending June 30, 2001 by filing Form 10-Q/A for that period. The principal reasons for the revision are noted in Note
   1 to the consolidated financial statements in the Form 10-Q/A. In this Form 10-Q, references or comparisons to results in the second quarter 2001 are to the restated results.

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

   Overview

   VIA NET.WORKS is a leading international provider of Internet access and value-added services focused on small and mid-sized businesses in Europe, Latin America and the United States. We have built our business through the acquisition, integration and growth of 26 Internet services providers in 15 countries, all of which have been acquired since June 1998. We currently operate in Argentina, Austria, Belgium, Brazil, France, Germany, Ireland, Italy, Mexico, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States. By targeting businesses in Europe and Latin America, we have positioned VIA to capitalize on some of the most rapidly growing areas of the Internet market. Our European and Latin American markets have a relatively low number of total Internet users, and businesses in each region have a relatively low number of Internet services available to them. By choosing to serve these market segments, we have the opportunity to sell our services to a large number of businesses that have identifiable Internet needs but little or no Internet experience. Once we have developed relationships with these customers, we seek to upgrade them from entry-level Internet access services to more sophisticated and higher margin solutions such as managed application hosting and virtual private networking. In our U.S. market, we currently focus exclusively on web-related services such as shared and dedicated web hosting, and domain name registration. Our U.S. operation allows us to meet the U.S. web hosting needs of our large international customer base.

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

    . meeting business customers' needs with our reliable international network,

    . providing Internet solutions that provide businesses more productive, cost effective ways to communicate information and transact business,

    .    building the VIA NET.WORKS brand name,

    . delivering quality customer service through continued investment in billing, back-office and customer care systems, and

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

   We currently offer a comprehensive portfolio of single source Internet solutions for business on both an integrated and stand-alone basis. Our solutions are packaged to address the needs of businesses that have immediate needs for a web presence or for specific Internet capabilities. Our solutions are also packaged to address more sophisticated Internet requirements. For businesses new to the Internet, our "Starter Solutions" provide a simple way to establish an online presence quickly and easily. These solutions consist of pre-packaged Internet tools that can be purchased individually or in a bundled solution, including Internet access, email, web-site hosting and domain registration. For customers ready to take advantage of more sophisticated Internet capabilities, our "Tailored Solutions" combine the basic starter Internet services with advanced Internet solutions. These customized solutions provide a comprehensive array of Internet services that we integrate, manage and update for our customers on an ongoing basis. Our tailored solutions include advanced connectivity services which can address multiple-site, multiple-use and mobile user business applications, advanced hosting services which combine basic web hosting with more sophisticated applications such as intranets, extranets, exchanges, and business productivity capabilities and security services which provide extensive network security solutions to businesses of all sizes. Many of our customers do not have the internal resources or personnel to design or maintain Internet functions. As businesses rely more on the Internet for important business applications, they are increasing their outsourcing of information technology applications. To meet this need, we offer onsite, professional services to customers. Our local operations offer a broad range of professional services to their customers, including network and system design, web design, web-site development and maintenance, VPN and Internet security design and implementation, and other Internet-related services.

   The following table summarizes our operations in Europe, Latin America and the United States by geographic operating segment, country, operating company and revenue contribution. VIA operates in 15 countries organized into four geographic operating regions:

    .    Central and Western Europe
    .    United Kingdom, Ireland and Southern Europe
    .    South America
    .    North America

                                                                           Percentages of Total Revenue Percentages of Total Revenue
                                                                           ---------------------------- ----------------------------
                                                                            for the Three Months Ended   for the Nine Months Ended
                                                                            --------------------------   -------------------------
Country of Operation          Operating Company                                 September 30, 2001           September 30, 2001
--------------------          -----------------                                 ------------------           ------------------
Central and Western Europe:

  Austria                     Net4You......................................             1%                          1%
  France                      VIA NET.WORKS France.........................             3%                          2%
                              DNS..........................................             8%                          8%
                              Symphonie S.A. (MNET)........................             1%                          1%
  Germany                     VIA NET.WORKS Deutschland (GTN, INS, ISAR &
                                Highspeed).................................            12%                         14%
  The Netherlands             VIA NET.WORKS Nederland (formerly bART & IAE)             6%                          7%
  Switzerland                 VIA NET.WORKS (Schweiz) (formerly Smartcomp
                                and M&CNET)................................             5%                          4%
United Kingdom, Ireland and Southern Europe:

  United Kingdom              VIA NET.WORKS UK.............................            30%                         30%
  Ireland                     VIA NET.WORKS Ireland........................             2%                          1%
  Italy                       VIA NET.WORKS Italia.........................             1%                          1%
  Portugal                    VIA NET.WORKS Portugal.......................             3%                          3%
  Spain                       VIA NET.WORKS Espana.........................             2%                          2%
South America:

  Argentina                   VIA NET.WORKS Argentina......................             3%                          3%
                              ServiceNet...................................   less than 1%                less than 1%
  Brazil                      VIA NET.WORKS Brasil.........................             3%                          4%
North America:

  Mexico                      VIA NET.WORKS Mexico.........................            16%                         15%
  United States               VIA NET.WORKS USA............................             4%                          4%

   RESULTS OF OPERATIONS

   Three and nine months ended September 30, 2001 compared with the three and nine months ended September 30, 2000

Revenue

                                        Three months ended                               Nine months ended
                                   September 30,   September 30,   % Increase/      September 30,   September 30,   % Increase/
                                       2000            2001        (Decrease)           2000            2001          (Decrease)
                                       ----            ----        -----------          ----            ----          ---------
                                  (in thousands of U.S. dollars)                   (in thousands of dollars)
 Residential Access                    2,022           1,561           (23%)            6,017           4,939           (18%)
 % of Total Revenue                        8%              7%                               8%              7%
 Business Access                      14,587           9,498           (35%)           38,503          30,646           (20%)
 % of Total Revenue                       54%             45%                              53%             44%
 Value Added Services                 10,379          10,298            (1%)           28,002          34,640            24%
 % of Total Revenue                       38%             48%                              39%             49%
 Total Revenue                        26,988          21,357                           72,522          70,225

  We generate revenue from the sale of Internet access services and Internet value-added services. Revenue from Internet access services, both dial-up and dedicated, is derived primarily from subscriptions purchased by businesses and consumers. Additionally, in some countries we receive revenue in the form of payments from the telecommunications companies that our customers use to access our services. All of our access revenues are recognized as they are earned over the period the services are provided. Revenue from Internet value-added services comes from web hosting, applications hosting and related maintenance, domain name registration, Internet security services, sales of hardware and third-party software, network installation, training and consulting and other services. Services such as web and applications hosting and domain name registration are generally sold on a subscription basis and are paid for in advance or by monthly direct charges to credit or debit accounts. These revenues are recognized over the period in which the services are provided. Revenue from hardware and third-party software sales, installation, training and consulting, and other services is on a contract basis. Revenue from installation, training and consulting is recognized over the contract term as the related services are provided. Revenue from hardware and third-party software sales is recognized upon delivery or installation of the products, depending on the terms of the arrangement, and when the fee is fixed or determinable and collectibility is considered probable.

  Revenue for the three months ended September 30, 2001 decreased 21% to $21.4 million as compared to $27.0 million for the three months ended September 30, 2000. Revenue for the nine months ended September 30, 2001 decreased 3% to $70.2 million as compared to $72.5 million for the nine months ended September 30, 2000. Residential access revenue declined by 23% in the third quarter 2001, as compared to the same period in 2000, reflecting the continuing run-off of low margin residential customers. Business access revenue decreased 35% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease resulted primarily from the business access revenue we earned from one large wholesale contract that peaked in the third quarter 2000 and was largely discontinued by the first quarter 2001. Declining revenue from this and other low margin wholesale and residential customers (which VIA obtained largely as part of its original acquisitions) fits with VIA's strategy of focusing on higher margin revenue streams. We do not generally market to wholesale and residential customers in any of our operations and hence we expect these revenues to continue to run off. Value-added services, which include web-hosting, web-design, domain name registration, data networking, managed bandwidth and bundled service offerings decreased by 1% for the third quarter of 2001, as compared to the same period in 2000. The decrease of value-added services was partly attributable to economic conditions, which deteriorated sharply in all our markets in the third quarter 2001 compared to the same period in 2000. Additionally, beginning late in the first quarter 2001, in response to deteriorating economic conditions and declining revenue growth rates in all our markets, our operations began cost reduction programs, including the reduction of direct costs, staff and, and in some cases, the consolidation of office space. During the second and third quarters of 2001, the management focus necessary to implement these cost reduction programs detracted from revenue generation. We cannot predict whether economic conditions will improve, but we do expect to continue our cost reduction programs through the first half of 2002.

   Internet services operating costs

                                         Three months ended                                   Nine months ended
                                   September 30,     September 30,    % Increase/       September 30,    September 30,  % Increase/
                                       2000              2001          (Decrease)           2000             2001       (Decrease)
                                       ----              ----         -----------           ----             ----       -----------
                                  (in thousands of U.S. dollars)                       (in thousands of U.S. dollars)
   Internet services                 15,998            12,601            (21%)            41,463           38,643          (7%)
   operating costs
   % of Total Revenue                    59%               59%                                57%              55%


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

   Our Internet services operating costs were $12.6 million for the three months ended September 30, 2001 as compared to $16.0 million for the three months ended September 30, 2000. The decrease in Internet services costs correspond to the decrease in revenue for the three months ended September 30, 2001.

   Internet services operating costs for the nine months ended September 30, 2001 decreased by 7% to $38.6 million as compared to $41.5 million for the nine months ended September 30, 2000. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel. Additionally, we incurred operating costs associated with our international network that we established in June 1999.

   Selling, general and administrative expenses

                                      Three months ended                                Nine months ended
                                 September 30,    September 30,   % Increase/     September 30,     September 30,    % Increase/
                                     2000             2001         (Decrease)         2000              2001          (Decrease)
                                     ----             ----        -----------         ----              ----          ----------
                                (in thousands of U.S. dollars)                   (in thousands of U.S. dollars)
   Selling, general &
   administrative costs            20,026           27,574            38%             56,397          77,477            37%
   % of Total Revenue                  74%             129%                               78%            110%

   Our largest selling, general and administrative expenses are compensation costs and the costs associated with marketing our products and services. Compensation costs include salaries and related benefits, commissions and bonuses. In many of our markets, we are required to make significant mandatory payments for government-sponsored social welfare programs, and we have little control over these costs. Our marketing expenses include the costs of direct mail and other mass marketing programs, advertising, customer communications, trade show participation, web site management and other promotional costs. Other selling, general and administrative expenses include the costs of travel, rent, utilities, insurance and professional fees. Beginning late in the first quarter 2001, in response to deteriorating economic conditions and declining revenue growth rates in all our markets, our operations began cost reduction programs, including the reduction of direct costs, staff and, in some cases, the consolidation of office space. We have incurred certain one-time expenses relating to staff lay-offs and lease terminations, among other things. These one-time expenses, have increased our general and administrative expenses, however, we expect recurring general and administrative expense to decline significantly as we continue our cost reduction programs. We expect to see additional one-time expenses at least through the first half of 2002 as we continue to identify and implement cost reduction opportunities.

   We incurred selling, general and administrative expenses of $27.6 million for the three months ended September 30, 2001, a 38% increase over the $20.0 million we incurred for the three months ended September 30, 2000. $2.6 million, or 34% of the increase resulted from one-time costs incurred by our operating subsidiaries relating to our cost-reduction programs. Of this amount, $2.1 million is comprised of severance payments and termination benefits provided in connection with the termination of approximately 152 employees. The remaining $500,000 is comprised of lease cancellations costs, professional fees and other related expenses. Additionally, $2.5 million or 33% of the increase in selling, general and administrative expenses on a quarter over quarter comparison related to the 4 operations that were not consolidated for all or part of the third quarter of 2000. Selling, general and adm5nistrative expenses increased by 37% to $77.5 million for the nine months ended September 30, 2001, as compared to the $56.4 million for the corresponding period in the preceding year.

   Bad debt expense for the nine months ended September 30, 2000 and 2001 was $1.3 million and $5.3 million, respectively. The increase in bad debt was largely attributable to the deteriorating economic conditions which necessitate more conservative policies regarding reserving for bad debt.

   Of the $27.6 million in costs in the third quarter 2001, $2.9 million, or 11%, of the costs were incurred by our corporate and regional organizations and $24.7 million, or 89%, of the expenses were incurred by our 26 subsidiaries. Beginning in the second quarter of 2001 the Company allocated corporate and regional expenses to the local subsidiaries based upon revenue and other financial metrics. As a result, corporate and regional expenses decreased, down 45% compared to the third quarter of 2000, and costs at the operating subsidiaries increased 67% compared to the third quarter of 2000.


Depreciation, amortization and goodwill impairment

                                    Three months ended                                      Nine months ended
                                        September 30,   September 30,   % Increase/    September 30,    September 30,   % Increase/
                                            2000            2001        (Decrease)         2000             2001         (Decrease)
                                            ----            ----        -----------        ----             ----        -----------
                                       (in thousands of U.S. dollars)                (in thousands of U.S. dollars)
   Depreciation and
   amortization                           11,797          13,110            11%          31,700           43,870            38%
   % of Total Revenue                         44%             61%                            44%              62%
   Goodwill Impairment                                                                        -           47,992
   % of Total Revenue                                                                         0%              68%


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

   Our depreciation and amortization expense was $13.1 million for the three months ended September 30, 2001, up from $11.8 million for the three months ended September 30, 2000. We incurred depreciation and amortization expense of $43.9 million for the nine months ended September 30, 2001, up from $31.7 million for the nine months ended September 30, 2000. For the three months ended September 30, 2001, $9.3 million, or 71%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $3.8 million, or 29% was related to the depreciation of fixed assets. For the same period in 2000, $9.2 million, or 78%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $2.6 million, or 22% was related to the depreciation of fixed assets. For the nine months ended September 30, 2001, $33.5 million, or 76%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $10.4 million, or 24% was related to the depreciation of fixed assets. For the nine months ended September 30, 2000, $24.7 million, or 78%, of the total depreciation and amortization expense related to the amortization of goodwill and $7.0 million, or 22% of the total was related to the depreciation of fixed assets.

   As a result of our acquisitions, we amortize substantial amounts of goodwill and other intangible assets. Goodwill amortization will cease upon adoption of SFAS 142 as of January 1, 2002. Goodwill will be periodically tested for impairment in accordance with the provisions of SFAS 142.

   On a periodic basis, management reviews the carrying value of the Company's investment in its operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-term assets, primarily goodwill. In its review, management considers market and competitive factors, operating and financial trends and the business outlook for each operation. As of June 30, 2001, management concluded that an impairment of goodwill and other acquired intangible assets had occurred. As a result, $48.0 million of goodwill was written off as of June 30, 2001, related to our North American; UK, Ireland and South Europe; and South American regions. The goodwill impairment for these regions was $47.1 million, $524,000 and $324,000, respectively. As of September 30, 2001, management concluded that no event had occurred in any of its operations that would result in a further impairment of long-term assets. Future changes in operating results or business outlook could result in a change in management's conclusions with respect to the recoverability of its long-term assets.

Interest income, net

                               Three months ended                                       Nine months ended
                                  September 30,    September 30,    % Increase/    September 30,    September 30,    % Increase/
                                     2000             2001          (Decrease)         2000             2001          (Decrease)
                                     ----             ----          -----------        ----             ----         -----------
                                 (in thousands of U.S. dollars)                  (in thousands of U.S. dollars)
   Interest income, net             3,372            1,511           (55%)           9,420            5,876           (38%)
   % of Total Revenue                  12%               7%                             13%               8%

   For the three months ended September 30, 2001, we earned $1.6 million in interest income, a 53% decrease over the $3.4 million we earned for the three months ended September 30, 2000. We earned $6.2 million in interest income for the nine months ended September 30, 2001, down from $9.4 million for the nine months ended September 30, 2000. Interest income in both periods was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. We also incurred $61,000 of interest expense for the three months ended September 30, 2001, as compared to $457,000 of interest expense incurred in the same period in 2000. Interest expense for the nine months ended September 30, 2001 and 2000 was $288,000 and $1.4 million, respectively. Interest expense relates to the debt arising from the notes payable to the former owners of businesses acquired and vendor financing at both the subsidiary and corporate levels.

   Foreign currency gains/(losses)

                                                Three months ended                              Nine months ended
                                          September 30,    September 30,   % Increase/    September 30,    September 30, % Increase/
                                              2000             2001        (Decrease)         2000             2001       (Decrease)
                                              ----             ----        ----------         ----             ----      -----------
                                          (in thousands of U.S. dollars)                 (in thousands of U.S. dollars)
   Foreign currency gains/(losses)          (6,710)           4,684           170%          (9,561)          (3,358)         65%
   % of Total Revenue                           25%              22%                            13%               5%

   We recognized a $4.7 million foreign currency gain for the three months ended September 30, 2001, as compared to a $6.7 million foreign currency loss for the same period in the prior year. The gain in the third quarter is primarily due to the increase in the value of the Euro and its positive impact on our Euro denominated cash accounts, which were established to hold part of the proceeds of our initial public offering in February 2000. Our foreign currency loss was $3.4 million for the nine months ended September 30, 2001, as compared to a loss of $9.6 million for the nine months ended September 30, 2000. Similarly, the loss in the nine months ended September 30, 2001, was primarily due to the decrease in the Euro and its negative impact on the Euro denominated cash account. The remainder of the loss was contributed by fluctuations in the five other non-Euro-linked currencies in which we hold monetary assets.

   Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million, in the aggregate, through three private preferred stock offerings between August 1997 and April 1999. Through our initial public offering of common stock in February 2000, we raised approximately $333.0 million, net of underwriting discounts and commissions. At September 30, 2001, we had cash and cash equivalents of $163.5 million.

   Cash used in operating activities was $47.4 million for the nine months ended September 30, 2001 and $16.0 million for the nine months ended September 30, 2000. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization, non-cash stock compensation charges and unrealized foreign currency transaction gains and losses.

   Cash used in investing activities was $24.7 million for the nine months ended September 30, 2001 and $80.7 million for the same period in 2000. In 2001, we used cash to increase our investment in one partially owned operation and to make two contingent earn-out payments in connection with four companies acquired in 2000. In the first nine months of 2000, cash was primarily used for the acquisitions of DNS, Net4You, IAE, IMC Online, ISAR, Microtech and SmartComp and for the increase in investments in various partially owned subsidiaries. In both periods, we also used cash to fund continuing investment in back-office systems and other supporting infrastructure.

   Cash used by financing activities was $2.1 million for the nine months ended September 30, 2001. In the same period in 2000, cash provided by financing activities was $329.0 million. In the third quarter 2001, cash was used primarily to repay debt and acquire treasury shares. In the corresponding period in 2000, cash was primarily generated by the initial public offering of our common stock in February 2000. We will continue to consider strategic acquisitions on an opportunistic basis. Except for the potential need to fund a specific larger acquisition, should such an opportunity arise, we do not anticipate the need to obtain additional funding before we become self-sustaining. Despite lower than expected revenue growth rates, we believe that our cost reduction programs will still allow us to become cash-flow positive with significant remaining cash balances.

   The foregoing statements regarding our liquidity and need for additional capital resources are forward-looking statements based on current expectations, which involve certain risks and uncertainties. Actual results and the timing of certain events could differ materially from these forward-looking statements depending upon the nature, size and timing of future acquisitions, if any, and future amounts of net income before amortization, which we cannot predict, as well as other factors discussed in the "Risk Factors" included on this Form 10-Q as Exhibit 99.1, as well as those described in the "Risk Factors" section of VIA's Annual Report.

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

   Exchange rates can vary significantly. The Euro-linked currencies varied by approximately 12% in relation to the U.S. dollar during the third quarter of 2001 and at September 30, 2001 were approximately 7% above where they were at the beginning of the quarter. This increase in the exchange rate resulted in a foreign currency gain of $4.7 million for the third quarter of 2001. The Euro-linked currencies varied by approximately 15% in relation to the U.S. dollar during the nine months ended September 30, 2001 and at that date the Euro-linked currencies were approximately 3% below where they were at the beginning of the year resulting in a foreign currency loss of $3.4 million for the year. These gains and losses are primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates, but they did not have a material impact on our results.

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

   VIA has exposure to financial market risks, including changes in interest rates and foreign exchange rates. At September 30, 2001, VIA's financial instruments consisted of short-term investments and fixed rate debt related to acquisitions and network purchases. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At September 30, 2001 all of our investments are due to mature within three months and the carrying value of such investments approximates fair value. The majority of our debt obligations have fixed rates of interest.

   As mentioned previously in the "Foreign Currency Exchange Risks" section, VIA has Euro denominated cash accounts, which expose the company to foreign currency exchange rate risk. As of September 30, 2001, a 10 percent increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of $3.0 million. Additionally, VIA is exposed to foreign exchange rate risk related to its obligations denominated in foreign currencies. These obligations are a result of acquiring operating companies in various European and Latin American countries. VIA is also subject to risk from changes in foreign exchange rates for its international operations that use a foreign currency as their functional currency and are translated into U.S. dollars. These risks cannot be reduced through hedging arrangements.

   PART II.

Item 1.  Legal Proceedings

On November 5, 2001, the law firm of Wolf Haldenstein Adler Freeman & Herz LLP issued a press release stating that it had initiated a class action lawsuit in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering ("IPO") and certain of our officers, under the title O'Leary v. Via Net.works et al [01-CV-9720] (the "Complaint"). While we have not yet received service of the Complaint, we understand it alleges that the prospectus the Company filed with its registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices ("Tie-in Arrangements"), thereby artificially inflating the Company's stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. This Complaint is one of over 150 similar suits filed to date against underwriters, issuers and their officers alleging similar activities, known as "laddering". We believe that any allegations in the Complaint of wrongdoing on the part of VIA or our officers are without legal merit and we intend to vigorously defend against them.

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

The estimated net offering proceeds to VIA after deducting the estimated expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through September 30, 2001, VIA has used $87.3 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA's investment in various partially owned subsidiaries, $36.5 million for capital expenditures and approximately $60.9 million to fund operating losses.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information


Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits
--------

Exhibit 99.1  Risk Factors

b)  Reports on Form 8-K

       VIA filed a report on Form 8-K on August 9, 2001 to announce VIA NET.WORKS' second quarter 2001 results and the revision of its 2000 and first quarter 2001 financial statements. VIA filed no other reports on Form 8-K during the three months ended September 30, 2001.

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