Form 10-K405
period 2001-12-31
VIA NET WORKS INC
filed 2002-03-28
CIK 1098402

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 000-29391

VIA NET.WORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1412512
(State or other jurisdiction)	(I.R.S. Employer Identification No.)

2100 Sunset Hills Road, Suite 110
Reston, Virginia 20190
(Address of principal executive offices)

Registrant’s telephone number, including area code: (703) 464-0300

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock par value $.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of March 1, 2002, the aggregate market value of the 53,484,215 shares of common stock held by non-affiliates of VIA NET.WORKS, Inc. was $47,600,951 based on the closing sale price ($0.89) of our common stock as reported on the Nasdaq National Market on such date. (For this computation, we have excluded the market value of all outstanding shares of our common stock reported as beneficially owned by executive officers and directors of VIA and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of VIA.) As of March 20, 2002, there were outstanding 54,908,233 shares of our common stock and 5,936,667 shares of our non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2002 are incorporated by reference into Part III of this annual report.

PREFACE

SOME OF THE INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING UNDER MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS UNDER PART II, ITEM 7 OF THIS FORM 10-K, CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE PERFORMANCE. THESE STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE RELATING TO THE RESULTS OF THE COMPANY’S ONGOING STRATEGIC REASSESSMENT, PROJECTIONS REGARDING FUTURE NETWORK CONFIGURATION AND SCOPE, REVENUES, COSTS (DIRECT AND OPERATING COSTS), COST REDUCTIONS, EARNINGS PER SHARE, EBITDA, SPECIFIC PRODUCT AND SERVICE SALES AND CAPITAL EXPENDITURES. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE PROJECTIONS. INFORMATION REGARDING THE RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THE RESULTS IN THESE FORWARD-LOOKING STATEMENTS ARE DISCUSSED UNDER “RISK FACTORS” BEGINNING ON PAGE 15 OF THIS FORM 10-K. PLEASE CAREFULLY CONSIDER THESE FACTORS, AS WELL AS OTHER INFORMATION CONTAINED IN THIS FORM 10-K AND IN OUR OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Unless the context otherwise requires, as used in this Form 10-K, the terms “VIA,” “our,” or “we” refer to VIA NET.WORKS, Inc. and its subsidiaries.

VIA NET.WORKS, INC.

PART I

Item 1.    Business

    Overview

VIA NET.WORKS, Inc. is a single source provider of managed Internet services to small and mid-sized businesses in Europe, South America and North America. We were founded in 1997 by leading venture capital firms in the telecommunications industry, including among others, Centennial Ventures, Telecom Partners, Norwest Venture Partners and Harbourvest International and by U.S. Internet service provider Verio, Inc. Our mission was to quickly establish an international Internet services provider with a footprint in the rapidly developing markets of Europe and Latin America. At that same time, the U.S. was in the midst of exponential growth in the Internet services market. In contrast, businesses in Europe and Latin America were just beginning to recognize the benefits offered by Internet technologies. VIA was founded to take advantage of the growth opportunities for Internet services in these emerging markets.

The market conditions for Internet services providers today are significantly different from those which the company faced as recently as 2000. The economic slowdown has significantly reduced earlier anticipated growth rates and the projected overall size of the Internet market. Equity and debt funding for new and existing telecommunications and data communications providers has become extremely difficult to obtain. As a result, many market participants in a wide range of telecommunications infrastructure and Internet services have entered bankruptcy, ceased or sold their operations or are actively pursuing capital restructuring. In our sector, PSINet and others have entered bankruptcy, while European competitors, Easynet, Integra and World Online have all been sold. In the telecommunications and emerging carriers segment, McLeodUSA and Global Crossing in the U.S. and Carrier1 and GTS in Europe have also sought bankruptcy protection, while several others may have to file for protection in order to restructure substantial debt.

From our inception, our business plan was founded on an aggressive growth strategy. As a part of this strategy, we focused on the acquisition of Internet services providers in our targeted markets, growing our customer base and product portfolio, establishing a reliable international network to service these customers and new products and developing and deploying an integrated provisioning, billing and customer care platform to support this growth. However, due to the impact on our sales of the general economic slowdown and difficulties we have encountered in our integration and sales efforts, all as further noted below, we are reassessing this business plan and strategy. This reassessment includes, among other things, the continuing review of our geographic footprint, market opportunities, product offerings and cost structure. This reassessment may result in, among other actions, the closing or selling office of country operations, scaling back or ceasing infrastructure projects, further reducing headcount, consolidating our product offerings to emphasize those that fit within our core competencies and can be offered in a profitable manner, entering into strategic relationships, acquisitions or business combinations or other actions.

From 1997 through our initial public offering in February 2000, we focused on raising capital to fund our acquisition strategy. We raised approximately $540 million in equity capital, in the aggregate, which enabled us to acquire 26 separate Internet service providers in 14 countries by the end of 2000. Following our initial public offering, while we continued to build out our targeted geographic footprint through acquisitions, we also worked on other elements of our business plan: establishing a strong regional management structure, establishing enterprise-wide provisioning, billing, customer service and financial reporting infrastructures and restructuring in-country sales teams from inbound and outbound telesales and order processing to a direct customer-facing sales force. These measures were intended to better position the company to focus on higher-margin value added services revenue and provide VIA with scaleable finance, management information and customer-facing systems to support the projected growth of the industry and the company.

In the midst of this rapid growth, we experienced, together with our peers in the Internet and telecommunications sectors, the effects of a precipitous decline in equity values across the entire sector and the resulting tightening of capital markets and global economic slowdown. From March 1 until December 31, 2000, the Nasdaq Composite Index fell 48%. Our stock price declined from an initial public offering listing price of $21 per share at February 11, 2000 to $3.81 per share by December 31, 2000. At the same time, the market changed its focus from an emphasis on rapid revenue growth to an emphasis on current profits and positive cash flow. By mid-2001, we began to see the effects of the tightened capital markets and slowdown in worldwide economic growth: a slowdown in corporate technology spending, a lengthening of sales cycles and consequently a reduction in revenue growth.

Our expectations of revenue growth in 2001 were also negatively impacted by internal disruptions we experienced. We completed the consolidation of multiple acquired operations into single country operations in four of our largest markets (Germany, U.K., France and the Netherlands). In retrospect, these integration efforts proved to be more distracting to local management than anticipated. In certain of the countries, poor execution of integration processes also affected sales, billing and customer care functions of the operations, which in turn negatively impacted revenues. During 2001, we also replaced the country manager in nine of our country operations, including in three of our top four markets. A number of these operations also replaced management at other critical functions. These personnel changes created significant distractions at the local level, including distractions from sales efforts. Our revenues were further affected by a slower than anticipated transition of our sales force from order processors to direct sales because hiring and training a technically proficient direct sales force proved more difficult than originally anticipated. The turnover of top management at these operations, the distraction of ongoing integration activities and the process of developing a direct sales force, together, had a significant negative impact on our ability to respond quickly to the rapidly changing economic climate.

As 2001 progressed, our ability to project our future revenues was hindered by these difficulties we encountered at our local operations and the increasing uncertainties in the global economic climate, particularly within the technology sector. By the end of the first quarter 2001 and with little ability to project future revenues, we began to focus on cutting costs in order to continue progress toward profitability. By the end of 2001, we had reduced our overall headcount from 1,205 in the second quarter 2001 to 973 by the end of the fourth quarter 2001.

During the first quarter of 2002, our Chairman and Chief Executive Officer, President and Chief Financial Officer either resigned or announced their intention to resign from VIA. During January 2002, the Board of Directors appointed Steven Halstedt as Chairman and Karl Maier as acting Chief Executive Officer. As noted above, the Board of Directors also directed management to undertake a strategic and operational review of our operations to reduce substantially our negative cash flow and better position VIA to compete successfully in the Internet services market. As a result of this ongoing strategic and operational review, we have already decided to take certain steps, including suspending the development and deployment of our planned integrated provisioning, billing and customer care platform and eliminating our regional management and staff. During the year ended December 31, 2001, we recorded an impairment charge of $4.7 million to write-off costs capitalized during the development of the integrated platform. There can be no assurances that the actions we take after concluding this review will be successful in reducing our negative cash flow or in improving our competitive opportunities.

Our Strategy

The rapid growth of the Internet industry in the late 1990’s has given way to a more turbulent and less predictable market environment. In 2000 and 2001, we saw a drastic change in virtually all aspects of our business. Many Internet content and ecommerce companies, commonly known as “dot.coms,” went out of business. For telecommunications and Internet services providers, the slowing of the global economy and specifically the slowing of business investment in technology and telecommunications projects, severely impacted revenues and cash flows. Many competitors in our industry are also now experiencing severe financial issues due to debt incurred to fund aggressive capacity expansion. Some, lacking the cash reserves and cash flow to meet debt obligations, reorganized, liquidated or considerably scaled back their operations in 2001. Although we have not incurred any material debt and have substantial cash reserves, we have not achieved the revenue growth we had anticipated. In addition, our current cash use is higher and cash balances are lower than we had earlier anticipated. In short, we have not progressed toward our goal of profitability as we had planned. To ensure our long-term viability, we have taken and will continue to take steps to reduce our negative cash flow and preserve capital.

While we are reassessing our strategic alternatives, we continue to believe that the Internet presents a compelling opportunity for businesses by enabling them to reduce operating costs, increase productivity, access valuable information and reach new markets. Internet access provides a company with a basic gateway to the Internet, allowing it to use email, access information and communicate and conduct transactions with employees, customers and suppliers. Businesses establish web sites to improve internal and external corporate communications. Web sites also provide companies with an identity and an interactive presence on the Internet, allowing them to post company information and automate business processes such as sales, order entry and customer service. Increasingly, businesses worldwide are using the Internet and Internet protocol, or IP, technology to enable critical applications, such as purchasing and project management, customer service and on-line sales and marketing.

Businesses recognize the benefits of being able to access the Internet and establishing an Internet presence. But, they often do not have the resources to implement and maintain rapidly changing technologies, create and update content and communicate with employees, customers and suppliers electronically—all within a secure environment. Our customers seek to avoid overhead costs required to maintain necessary systems not directly related to their business offerings. Companies like VIA can provide a simple and cost-effective solution to these challenges. Businesses often outsource certain IT functions such as network security, virtual private networking, collaborative and customer relationship applications, as well as sophisticated enterprise-wide applications including intranets, extranets, network management systems and enterprise resource planning systems.

Our goal is to become a premier provider of managed IP services to businesses in selected markets. We have sought to reach that goal by:

•	leveraging the agility and responsiveness of local customer-focused operations to deliver efficient professional service and technical support

Businesses will generally seek a provider with locally based personnel with whom they can establish a long-term relationship. Our local operations have personnel who are available to respond to technical issues and who can assist in developing and implementing effective Internet solutions. We continue to build local and proficient sales, technical and customer care teams in order to provide responsive and prompt customer service.

•	harnessing the reliability and quality of our own international network

Our high capacity pan-European and trans-Atlantic networks, coupled with our network operations center and our security operations center, enable our operations to compete on a global scale.

•	providing managed Internet solutions to our customers

We deliver pre-packaged solutions that provide all the essential elements for businesses to quickly and effectively establish and strengthen their Internet presence. We deliver tailored solutions for customers requiring more sophisticated business-critical Internet capabilities. In both cases, we can offer a single-source solution to increase customer satisfaction, reduce customer churn and better leverage our network infrastructure and sales and marketing resources.

•	providing Internet solutions that give businesses more productive, cost effective ways to communicate information

Businesses continue to use the Internet as a business tool. We deliver solutions that allow our customers to integrate web-based products and services into their existing business processes, increasing productivity and reducing costs.

While we will continue this strategy to reach our goal, our most immediate focus is to ensure our long-term financial viability. While our competitors and peers struggle under heavy debt or have gone out of business, we have little debt and substantial cash reserves and the ability to pursue our short term strategy of reaching profitability, first by focusing on cost cutting and eliminating non-contributing assets and second, by concentrating our sales efforts on high margin producing services. In the short term, the ongoing reassessment of our strategic positioning and operations may result in our taking any one or more of the following restructuring actions: closing or selling offices or country operations, further reducing headcount, scaling back or ceasing infrastructure projects, entering into strategic relationships or business combinations or other similar actions. There can be no assurance that we will be successful in any of these efforts.

    Our Service Offerings

We currently offer a portfolio of managed IP services created for the business customer, which we sell on either an integrated or a stand-alone basis. These services are designed, constructed and delivered to give businesses more productive, cost effective ways to communicate and share critical information. As businesses increase the use of the Internet as a business tool and integrate web-based products and services into their business processes, our service offerings contribute to their ability to enhance profits and reduce risk.

We package our managed IP services to address the needs that businesses have for a web presence or for specific Internet capabilities. Our services are also packaged to address more sophisticated Internet requirements. We do not currently offer all of our services in each of our markets. The specific products offered in each of our operations are determined by their individual capabilities, the needs of the market, competition and local regulations.

Our ongoing strategic and operational review may lead us to withdraw from one or more of our current markets; in such event our product offerings may be affected. In addition, we are reviewing our product portfolio to determine those products that fit within our core competencies, that demonstrate a high demand from our target business customer base and that can be offered in a cost-effective and profitable manner. In the course of this review we will be assessing potential strategic alliances, acquisitions and other business combinations and relationships with IP managed solutions providers and others to enhance, or perhaps transform, our product portfolio. While this review is ongoing, we will continue to de-emphasize certain legacy service offerings of our acquired operations that do not provide acceptable margins, such as residential and wholesale business access services. In the meantime, in order to more efficiently market, provision and service our customers, we have standardized our core offerings under the VIA ExpressSM and VIA SelectSM Brands.

VIA ExpressSM Solutions.    For businesses with specific application needs, our VIA Express service offerings provide a simple way to establish and enhance on-line capabilities quickly and easily. These offerings consist of pre-packaged Internet tools that can be purchased individually or on a bundled basis.

Internet access and email.    We provide access through dial-up, dedicated line and other technologies, including integrated services digital network, or ISDN, and digital subscriber line, or DSL. The access services we offer vary from market to market depending on availability and local regulations. Each access service can be packaged with email services to enhance the communication capabilities of our customers. We encourage our dedicated access customers to include our managed firewall services to protect against external attack. We also offer global roaming, which provides our customers with the ability to easily and inexpensively access email and the Internet while avoiding expensive long distance or international telephone charges.

Web site hosting.    Web site hosting offers business customers a presence on the Internet, providing them with enhanced marketing and customer service capabilities, as well as opportunities to increase productivity and eliminate costs from their business processes. Our web hosting services are complemented by web site authoring, development and management services. We offer our customers web site hosting services through our Internet data centers located regionally or in our local operations.

Domain registration.    We deliver domain registration services for all general Top Level Domains, such as .com, .net, .org, and .biz, as well as worldwide country-code Top Level Domains, such as .uk, .mx and .fr.

VIA SelectSM Solutions.    For customers ready to take advantage of more sophisticated Internet capabilities, our VIA Select service offerings provide tailor-made solutions to meet the customer’s unique needs. These customized solutions provide a comprehensive array of Internet services that we integrate, manage and update for our customers on an ongoing basis.

Messaging services.    We provide a variety of email services for businesses, leveraging SMTP, POP and IMAP technologies. We deliver and manage the infrastructure to run more advanced communication and collaboration applications, such as intranets and extranets. Email provides businesses with an economical means to communicate internally and with customers and vendors. Businesses turn to intranets to tap into the savings of more structured internal communications and workflow management. Extranets allow businesses to cut costs and develop loyalty by creating information and application links to their suppliers and customers.

Connectivity services.    We tailor Internet connectivity services for each customer to meet their specific requirements. This may include on-site installation, hardware and software configuration and integration with the customer’s network. VIA Select connectivity solutions can address multiple-site, multiple-use and mobile user business applications.

Hosting services.    Our advanced hosting services combine basic web hosting with more sophisticated applications such as intranets, extranets and business productivity capabilities. These services deliver hosting infrastructure technologies to improve the performance and resilience of business applications, including mirroring, caching, and clustering services. They also allow our business customers to outsource the infrastructure management of web-based business applications such as enterprise email, sales force automation, customer relationships management and enterprise resource planning.

Security services.    As customers make Internet services a part of their external and internal business processes, particularly to transmit or electronically share confidential or proprietary business information, maintaining data security becomes critical. Our security solutions provide customers with the ability to:

•	limit unauthorized users from accessing their internal network,

•	authenticate users seeking access to proprietary or confidential information,

•	identify and resolve network vulnerabilities,

•	increase security for company data transmitted through the Internet and

•	filter viruses, unsolicited bulk-email and other selected items from business communications.

We provide network security solutions to businesses of all sizes, delivering managed and unmanaged firewall and virtual private network, or VPN, capabilities. Internet-based VPNs can significantly reduce the cost of existing wide area networks by enabling the secure and encrypted transmission of private traffic through the public Internet. Our security experts can design, provision and manage these security solutions for customers, eliminating or reducing the costs of internal network and technical security staff.

Professional services.    Many of our customers do not have the internal resources or personnel to design or maintain Internet functions. As businesses rely more on the Internet for important business applications, they are increasing their outsourcing of information technology applications. To meet this need, we offer onsite, professional services to customers. Our local operations offer a broad range of professional services to their customers, including network and system design, web design, web site development and maintenance, VPN and Internet security design and implementation and other Internet-related services.

    Our Sales Channels

We sell our managed IP services to businesses through local sales efforts, supported by local advertising and promotion programs. Our local direct sales and marketing force is our primary sales tool, but we also maintain significant distribution capabilities through reseller, partner and referral channels. We will continue to expand both our direct and indirect sales capabilities, as well as develop new products and strategic relationships to support those efforts.

Direct sales.    Each of our local operating companies has a direct sales force. Depending on the market, the local sales force may include field sales targeted towards middle market business customers and telesales focused primarily on small businesses. Inbound and outbound telesales representatives primarily handle sales of basic services, where consulting, customization or training is not required. In addition to direct sales, our telesales activities often generate leads for the field sales teams. Field sales representatives handle sales of more sophisticated services. We seek to hire field sales representatives who are technically proficient Internet specialists in order to understand the business environment of our customers and tailor Internet solutions to meet customer and market specific needs. We have experienced difficulties in the past in transitioning our sales force from order processors to direct sales because hiring and training a technically proficient direct sales force proved more difficult than originally expected.

We maintain customer and prospect data that is used to identify likely users of existing and new services. We also maintain competitive data that is used to identify areas of opportunity for new products and services. Depending on the accepted practices and regulations in our markets, our local operations may use techniques such as email, direct mail or fax, outbound telemarketing, seminars and trade shows to target large potential customer groups that they believe would benefit from our managed IP services for business.

Indirect sales.    In many of our markets, indirect sales channels provide an efficient means to address the needs of the small business customer. These indirect channels include reseller and distributor relationships with systems integrators, value-added resellers, web site developers and marketers of other subscription-based products. Typically, these channel partners have established relationships with our target customers and have sales forces capable of selling Internet services. Our operations also maintain relationships with referral partners, such as web designers and advertising agencies, whose core businesses typically do not include providing managed IP services, but who represent a valuable source of leads.

    Our Network

Our pan-European and trans-Atlantic network provides our European operations with high capacity and resilient transport, as well as redundant Internet Protocol peering and transit arrangements. Our network is connected to the Internet by multiple peering arrangements at major commercial Internet exchanges and through transit agreements from multiple major carriers. Our network dynamically routes traffic over the network of the provider best able to deliver the data in the most efficient manner using these diverse connections. Direct connections to multiple major carriers and Internet exchanges assure reliable service levels, protecting against traffic congestion and network outages. We have designed a redundant network to avoid any single point of failure. Our U.S. and Latin American operations are currently connected to the Internet by high-speed leased links. We have not connected these operations to our international backbone, as their current levels of network traffic have not justified the cost of purchasing additional dedicated and high capacity connections.

The backbone of our network is made up of two STM-1 fiber optic cable rings, each providing 155 Mbps of redundant capacity. The first ring provides trans-Atlantic capacity and connects our New York City and London network nodes. We have a 25-year Indefeasible Right of Use, or IRU, from Global Crossing and its wholly owned affiliates that expires June 2024. In January 2002, Global Crossing and certain other affiliated subsidiaries filed for U.S. bankruptcy protection. Global Crossing has until the end of April 2002 to file a plan of reorganization that will be submitted to the bankruptcy court for approval. A number of other groups have publicly stated their intentions to submit their own proposals to acquire some or all of the assets or the businesses of Global Crossing. Global Crossing has continued to maintain service on the trans-Atlantic ring on which we have acquired IRU capacity and has publicly stated its intention to continue most or all of its network services upon reorganization. If service on our trans-Atlantic IRU is interrupted or terminated because of the financial difficulties or decisions made in the course of the bankruptcy proceedings of Global Crossing, peering and transit relationships we have in place from our pan-European backbone network will provide contingency and quality backup capabilities for our Internet traffic to reach U.S. destinations. However, if we are required to rely on these peering and transit relationship for all our trans-Atlantic traffic, we may incur additional costs and experience a lesser quality of service in reaching non-European destinations. There can be no assurances that Global Crossing or any potential acquirers of its assets or business will continue to provide service on the cable on which we acquired trans-Atlantic capacity. If this service becomes unavailable to us, and if we do not successfully acquire alternative service of materially similar capacity and quality, our ability to provide quality levels of IP service will be adversely impacted.

The second ring of our backbone provides pan-European capacity with network nodes in six European cities. We currently have network nodes in London, Frankfurt, Amsterdam, Paris, Geneva and Milan and have the right, for which we have prepaid, to add a seventh city node. We are currently evaluating the location of that seventh city node. The pan-European ring is provided under a 20-year IRU from a European subsidiary of Dynegy Inc. that expires in July 2019. This ring was originally acquired from iaxis Ltd. in 1999. In September 2000, iaxis filed for insolvency in the United Kingdom. In September 2001, we entered into a replacement agreement with the Dynegy subsidiary at no further cost to VIA after Dynegy acquired the business of iaxis out of the insolvency proceedings.

The local networks of our European operations are connected to our international network via redundant traditional local area and wide area networks or high-capacity fiber and co-location of routers. Where co-location is not an option, our local operations access our international network through high-speed data communications facilities. Our European network operations center, which is located in Duisburg, Germany, is staffed 24 hours a day, 7 days a week, by Internet systems engineers who are responsible for monitoring the performance of our network equipment and connections. From this center, we are able to efficiently identify and correct network problems either remotely or by local dispatch. Our European security operations center, which is located in Paris, France, is staffed 24 hours a day, 7 days a week, by Internet security experts responsible for globally monitoring and managing network and access security.

We maintain a network in the United States to facilitate access by our European customers to the large number of web sites hosted in the United States. We are located at major public peering locations in Washington, D.C., Chicago, Palo Alto and New York City. Our U.S. network nodes are interconnected through diverse DS-3, or 45 Mbps capacity, data communications facilities provided by local telephone companies, inter-exchange carriers and specialized carriers.

VIA’s network connects to Tier 1 Internet transit providers and major public peering locations in London, Frankfurt, Amsterdam, Washington, D.C. and Palo Alto, where we have co-located routers. A substantial number of our operating companies have established peering relationships with other local or regional Internet services providers. In peering relationships, Internet services providers agree to carry each others’ traffic on their networks to improve performance and reduce congestion and costs. We establish on an ongoing basis additional peering relationships with international Internet services providers. Peering relationships can take the form of either public peering or private peering. Public peering takes place at a physical location, usually a network access point, designed for the exchange of Internet traffic between private Internet services providers. Private peering involves an agreement between two Internet service providers allowing traffic to pass between each other’s networks at private connection points without having to traverse the public Internet and public peering points. We supplement the peering arrangements with transit services for which we pay compensation to certain providers.

    Our Competition

In 2000 and 2001, we saw a drastic change in the circumstances of many of our direct competitors. The extreme economic growth trends that existed prior to early 2000 were reversed as many of the new Internet content and ecommerce companies, commonly known as “dot.coms,” went out of business. Even for telecommunications and Internet services providers, the slowing of the global economy and specifically the slowing of business investment in technology and telecommunications projects created a liquidity problem for over-extended competitors. Many incumbent telecommunications carriers and new entrants had taken on substantial debt in order to invest in next generation wireless licenses and to significantly expand network capacity. Many of these providers are now experiencing severe financial stress due to their debt burden. Some, lacking the cash reserves and cash flow to meet debt obligations, liquidated or considerably scaled back their operations in 2001. As a consequence, the number of competitors has generally declined in our markets, but the size of the average competitor has increased. We have focused on traditional “bricks and mortar” business customers. We also have no material debt and substantial cash reserves. This positions us well to take advantage of the growth and partnering opportunities available in a shrinking competitive landscape. We have the opportunity to partner as well as compete with many of the competitors listed below, some of which are larger or better funded than VIA.

Telecommunications Services Providers:    Most of the major international and national incumbent telecommunications providers offer Internet services in one or more of our markets, either directly or through subsidiaries or alliances. Generally, these telecommunications providers focus on consumer dial-up Internet access and large corporate accounts, customer bases that generate high volume data traffic to carry on their networks. Some of these competitors are now moving to address the needs of small businesses as well. By contrast, we focus upon the needs of small and mid-size businesses and believe our local market expertise, service and international infrastructure will enable us to compete effectively for these customers. Additionally, we believe that our focus on managed Internet services rather than Internet access alone provides an opportunity to develop sales partnerships with telecommunications providers seeking less expensive sales channels or value added services for their customers.

Cable television companies:    Cable operators in some of our markets now offer Internet access services integrated with television programming and telephone services offerings. Their existing customers are primarily residential and their physical networks are largely limited to residential areas. Currently, these companies present relatively little competition for small and mid-sized business customers in our markets.

On-line Services Providers:    Competition with this segment of the market is very limited, as on-line service providers generally have business models that rely on consumer dial-up access and advertising revenue. These companies do not currently present competition for small and mid-sized business customers in our markets.

Internet Services Providers:    Many of the large Internet services providers were either acquired by telecommunications providers or retreated from our markets due to financial issues. The remaining few large standalone providers in our markets have either shifted their focus to access services and wholesale distribution or are attempting to sell more managed service offerings covering access, hosting and security needs. The small Internet services providers in our markets have a limited range of services and geographic reach and have historically focused on consumer dial-up Internet access. By combining local market expertise and service with an international network and a wide range of services targeted towards small and mid-sized business customers, we are able to compete effectively with both large and small Internet services providers for these customers.

Security Services Providers:    In 2001 we saw the emergence of a few specialized security services companies, particularly in our larger markets. Providing security solutions and managed security offerings, these companies tapped into the need for businesses to protect their networks and information. Security services providers have focused primarily upon the larger business customer. We seek to compete with these providers by leveraging our ability to bundle security services with a broad portfolio of access and hosting services. Further, our sales channels are focused on small and mid-sized business customers. We view security services providers as potential partners with whom we can augment our security portfolio rather than as direct competitors.

Hosting Services Providers:    A number of competitor hosting services providers were either acquired by telecommunications providers or retreated from our markets due to financial issues. Similar to large Internet services providers, many of these competitors were overextended financially due to the debt burden from massive infrastructure expansion. We believe we can compete effectively with the remaining hosting services providers by leveraging our ability to bundle security and access services and focusing on small and mid-sized business customers.

Information Technology Services Providers:    In our markets, information technology, or IT, services providers focus primarily on the delivery of complete ebusiness solutions and local area networking solutions for businesses. In 2001 we saw some of the large providers begin to expand their offerings to include the ongoing management of Internet infrastructure to deliver these solutions, primarily hosting and security services. Large IT services providers have historically focused on larger business customers. The small IT services providers primarily derive their business from small and mid-size business customers. As the majority of small IT services providers do not provide managed Internet infrastructures services (such as access, security and hosting), we view them as potential partners in the sale of our services. We currently have channel partnerships with local IT services providers in many of our markets.

    Our Organization

VIA has operations in Europe, North America and South America. In order to best serve the market-specific needs of our target customer base, each of our operations is staffed with local management, sales, technical and customer care personnel. Our local managers retain the authority to manage the day-to-day operations of their businesses and meet the Internet business needs of customers in their local markets. We serve our customers in their own language, their own currency and with management and staff who understand the regulations and business practices in the markets in which they operate. While we are presently evaluating certain aspects of our business, including our geographic footprint, we believe that by maintaining this type of presence within each of our markets, we are in the best position to understand and provide solutions for the Internet needs of our customers.

The following table summarizes our operations in Europe, North America and South America by geographic operating segment, country operating company and revenue contribution. As of December 31, 2001 we owned 100% of all our operations, other than Net4You in Austria and VIA NET.WORKS, Ireland, of which we own 57.5% and 77% respectively.

In 2001 VIA organized its operations into four geographic operating regions:

•	Central and Western Europe

•	United Kingdom, Ireland and Southern Europe

•	South America

•	North America

VIA Operations

Country and Region	Operating Company	Percentages of Total Revenue for the Year Ended December 31, 2001
Central and Western Europe:
Austria	Net4You	1%
France	VIA NET.WORKS France (formerly DNS, MNET, and Artinternet)	12
Germany	VIA NET.WORKS Deutschland (formerly GTN, INS, ISAR & Highspeed).	14
The Netherlands & Belgium	VIA NET.WORKS Nederland (formerly bART & IAE)	7
Switzerland	VIA NET.WORKS (Schweiz) (formerly Smartcomp & M&Cnet).	4
United Kingdom, Ireland and Southern Europe:
United Kingdom	VIA NET.WORKS U.K.	28
Ireland	VIA NET.WORKS Ireland	2
Italy	VIA NET.WORKS Italia	2
Portugal	VIA NET.WORKS Portugal	3
Spain	VIA NET.WORKS España	2

South America:
Argentina	VIA NET.WORKS Argentina	2
	ServiceNet	<1
Brazil	VIA NET.WORKS Brasil	4

North America:
Mexico	VIA NET.WORKS México	15
United States	VIA NET.WORKS U.S.A	4

Additional financial information about our market segments appears in the table labeled “Reportable Segment Financial Information” in Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and is incorporated herein by reference. As a part of our ongoing cost-cutting measures, in 2002 we modified our regional operating structure and no longer maintain regional management and staff. Our headquarters is located in Reston, Virginia.

Intellectual Property and Proprietary Rights

We rely on trademark and copyright law, laws restricting unfair trade practices, laws relating to trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. The applicability and enforceability of legal principles concerning intellectual property rights in an Internet context remain uncertain as the courts and legislatures in each country continue to address the issues. Substantially all of the countries in which we operate are signatories to international treaties relating to the protection of intellectual property. Nonetheless, in many of these countries, the courts have not had the opportunity to address the legal issues within the Internet context to the same degree as United States courts. It is therefore uncertain whether the intellectual property of our non-U.S. operations will be subject to a lesser or different degree of protection than generally afforded in the United States.

In Europe and in our markets in the Americas, we pursue the registration of trademarks for marks that we believe are particularly unique and that will be used in our business over a long period of time. We have applied for registration of the VIA Net Works Argentina mark in Argentina. We have also applied for registration of the VIA NET.WORKS mark and variations of that mark in Mexico. In the United States, we have applied for registration of the mark consisting of our logo and the name “VIA NET.WORKS” and variations of this mark. In the European Union, we have applied for community trademark registration for our logo as a mark together with the name “VIA NET.WORKS.” In Portugal we have applied for registration of some marks because registration is required as a condition to obtaining the right to use specified domain names. We hold trademarks and registrations for other marks in some other countries as well.

Except as noted above, to date we have not pursued the registration of the trademark VIA NET.WORKS, or variations of this mark. Consequently, a competitor with senior rights in a mark similar to ours may be able to argue successfully that we should be barred from continuing to use our mark, or our competitors may adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Defending trademark infringement litigation and policing unauthorized use of our marks is also difficult and expensive. For more information regarding difficulties we may have in protecting our brand names, please see “Risk Factors” later in Item 1 of this Form 10-K.

We actively seek to protect our marks against similar and confusing marks of third parties by using our local law firms and management teams to identify applications to register trademarks, filing oppositions to third parties’ applications for trademarks and if necessary, bringing lawsuits against infringing parties.

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

For example, due to the global nature of the Internet, it is possible that, although the equipment and software used to provide our services is based in Europe and the Americas and the transmission of content through  the Internet by us and our users would originate primarily in these regions, the governments of countries in other regions might attempt to regulate the content contained in or transmitted using our services or prosecute us for violations of their laws. As content produced by our users or us is available over the Internet in countries all around the world, these countries may also claim that we are required to qualify to do business in their jurisdictions. Any application of existing laws and regulations from jurisdictions in which we currently do not conduct business, or the application of existing laws and regulations to the Internet and other on-line services, could have a material adverse effect on our business, results of operations and financial condition.

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

European Union

Overview:    All of our European operations, except our Swiss operations, are located in member countries of the European Union. Within the European Union, the European Commission, in co-ordination with the Council of Ministers and the European Parliament, can enact legislation by way of “decisions” or “regulations” that are enforceable directly in each of the member states. More commonly, it adopts “directives” that require member states to enact laws within their own countries by implementing the principles and rules established in the directive. Although the directives’ legal mandates are binding on member states, member states have discretion as to the method of implementation. As a result, the European regulatory environment is characterized by differing and sometimes conflicting rules and regulations at the local level regarding licensing, electronic commerce, data protection and other areas. The European Union and its member states are, however, working on reaching greater harmonization of these rules across the member states. These proposals led to the adoption of a new package of five telecommunications directives on February 14, 2002. This is a major overhaul of the regulatory framework for communications services and will replace the existing communications regulatory framework with less detailed rules aligned more closely to general competition law. All E.U. states will have 15 months to implement this package. It is unlikely to have an immediate impact on our business but in the long run should lead to a reduction in the regulatory rules that affect us and more generally to greater competition in the market. Therefore, we expect that the new package should reduce our costs of regulatory compliance.

Data Protection:    In October 1995, the European Union adopted the “directive on the protection of individuals with regard to the processing of personal data and the free movement of such data.” This directive imposes restrictions on the collection, use and processing of personal data. Under the directive, European Union citizens are guaranteed rights, including the right to access their personal data, the right to know the origin of the data, the right to have incorrect data corrected, the right to recourse in the event of unlawful processing and the right to withhold permission to use their data for direct marketing. Member states of the European Union were required to implement the directive into national laws by October 24, 1998. All countries in which we operate within the European Union have enacted the directive other than France and Ireland. However, both France and Ireland have existing laws that deal with the protection of personal information.

The data protection directive could, among other things, affect companies like us that collect information from individuals in European Union member states. In particular, companies with facilities located in member states or that have equipment in member states for the purpose of processing data will not be allowed to send personal information to countries outside of the European Union that do not maintain adequate standards of privacy and data protection. The directive does not define what standards of privacy are “adequate.” In past years, the United States government and the European Commission have engaged in discussions as to whether the U.S. self-regulatory approach provides adequate protection. Based on negotiations concluded in 2000, the European Commission determined that the self-regulatory arrangement established by the U.S. Department of Commerce known as the “safe-harbor principles” provided “adequate protection”, but only for data transferred to those companies that voluntarily agree to adhere to those principles. The Commission has made similar adequacy decisions regarding transfers to Switzerland.

U.S. companies have been able to register for this safe harbor since November 2000. By the end of 2001 only 129 U.S. organizations had registered for adherence to the safe harbor principles. VIA has not yet adopted the safe harbor principles. However, like many other U.S. based organizations, VIA has chosen to provide adequate safeguards in various other manners, including the use of contractual relationships in which consent to use data is obtained.

The data protection directive was supplemented by a further and sector specific “Telecommunications Data Protection Directive.” This directive sets out the rules governing the protection of confidentiality of electronic communications and requires national authorities to set up a framework of rules governing lawful interception of such communications. All member states were required to implement this directive into national law by October 24, 2000. Most member states have taken action to implement this directive. For example, in the United Kingdom, the Government passed the Regulation of Investigatory Powers Act. There are similar legislative schemes or proposed schemes in Germany, the Netherlands, France and other member states. The E.U. has also submitted proposals to replace this directive with a new “Communications Data Protection Directive” in order to address ambiguities and provide clarification on the existing directive.

Content Regulation and Liability:    On June 8, 2000, the European Parliament and Council adopted the electronic commerce directive. Member states were required to implement the directive by January 17, 2002. The Commission has recently made clear its concerns that most Member States have yet to implement this directive properly. This has led to legislative schemes in the U.K., Germany and elsewhere. The directive provides that an Internet services provider will not be liable for information it hosts unless the provider has actual knowledge that the information or activity is illegal, or is aware of facts or circumstances from which the illegal information or activity is apparent, so long as the Internet services provider acts promptly to remove or disable access to the information upon becoming aware that it is illegal. In addition, an Internet services provider providing access to communication networks or transmitting over communication networks information that is provided by its customers will not be liable for that information provided that the Internet services provider does not initiate the transmission, select the recipient of the transmission or modify the transmitted information. According to the directive, subject to certain conditions, Internet service providers will also not be held liable for the automatic, intermediate and temporary storage of that information, also known as caching, performed for the sole purpose of making the transmission of the information to other service recipients more efficient. Because this area of law is still developing and because implementation in Member States has to date been sporadic, there is uncertainty in some of our operating markets about the potential liability of providers for content carried on their networks. We expect this uncertainty to diminish as the directive is fully implemented in Member States and the operation of the new rules at national level is clarified.

Access to content:    Germany has enacted legislation that would require Internet services providers to establish technical means to permit German authorities to intercept data traffic of identified customers. The ordinance became effective in January of 2002, but compliance is subject to certain transition periods. A technical directive is anticipated to deal with the technical application and execution of the ordinance.

In the United Kingdom, the Regulation of Investigatory Powers Act, or RIPA, came into force in October 2000. RIPA extended existing interception law to encompass all communications service providers (including Internet service providers). The law permits the British Secretary of State to require a communication service provider to maintain a reasonable intercept capability. There was an extensive dialogue between the Government and industry representatives over its implementation and over the question of who should bear the costs of implementing and maintaining the equipment needed for such interception capability. The government then set aside £20m for the first three years to provide a “fair contribution to these costs. However, the government has been reluctant to provide further assistance for ongoing maintenance costs.

Licensing Requirements:    In the United Kingdom, the Telecommunications Act 1984 provides that it is a criminal offense to run a telecommunications system without a license. Licenses take two forms—Class and Individual licenses. Internet services providers are permitted to provide services within the United Kingdom and acquire international capacity from other carriers under Telecommunications Services Class Licenses and are generally not required to hold individual licenses under the Telecommunications Act. However, we own and operate our own network facilities in the United Kingdom connecting our trans-Atlantic backbone to connection points in the city of London. Accordingly, we have acquired an individual public telecommunications operator license issued under the Telecommunications Act 1984 which permits us to carry international traffic across international network facilities that we own. In connection with this license, we were placed on Annex 2 of the Interconnection Directive by the United Kingdom regulator, OFTEL, which permits us to negotiate for direct interconnection with British Telecom and other licensed network operators in the United Kingdom. Our license also imposes conditions on us, including the obligation to provide, at our cost, the technical means for authorized government agencies to intercept communications traffic on our network within the United Kingdom. The licensing requirements will be simplified in the United Kingdom (and elsewhere in the E.U.) by the new authorization directive (which forms part of the new package of directives.) Until legislative proposals are brought forward by the U.K. government it is not clear what impact this will have on our requirement for a license. However, it is possible that our need for an individual license will become moot. If instead, we are still required to apply for an individual authorization, it is likely to be much simpler than our current license. This could well lead to a substantial reduction in the regulatory burden and to our costs of compliance.

The current requirements imposed on service providers to enable interception are now also governed by the rules established under the Regulation of Investigatory Powers Act. If we were to fail to continue to satisfy in any material respect the conditions on which we hold our license, we would not be permitted to operate our trans-Atlantic 155 Mbs network within the United Kingdom, which would have a materially adverse effect on our operations.

Latin America

Licensing Requirements:    In all Latin American markets in which we currently operate, the provision of Internet access and value-added services, except Internet telephony, is deregulated. Although no licenses are required in Brazil, other Latin American companies may satisfy all the licensing requirements necessary to become an authorized provider of Internet access and value-added services by obtaining a value-added services license. All of our Latin American local providers possess licenses where required.

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

In Mexico, the Federal Telecommunications Law prohibits Internet services providers from building and operating a public telecommunications network or national satellite connection without first obtaining a concession. Under the concession scheme, non-Mexican ownership of the concession holder may not exceed 49%. As a result, in Mexico we will not be able to own our own network facilities without partnering with a Mexican company or person. Our Mexican operation, VIA NET.WORKS S.A. de C.V., leases all the network facilities it requires from local public telecommunications network operators.

Legislative activity:    As in Europe, Latin American countries in which we operate are considering specific legislation with respect to the Internet, covering issues such as user privacy, obscenity, libel, child protection, taxation, advertising, intellectual property rights, and information security.

In January 2002, the Mexican government enacted a new tax law, which among other things established an additional 10% tax on dedicated-line Internet services. Many Mexican telecommunications providers have taken legal action against the government to prevent the enforcement of this new law. VIA NET.WORKS Mexico is not currently assessing the tax against its customers and does not pay it to the tax authorities. We are similarly pursuing legal action against the government on the grounds that the tax is discriminatory and unconstitutional. If our action is ultimately unsuccessful, the results of our Mexican operations would be materially impacted.

Our Brazilian operation, VIA NET.WORKS Brasil, is located in the state of Sao Paulo, which levies a 25% sales tax on communication services. The federal courts in Brazil have addressed the applicability of this tax to Internet services providers, or ISPs, and determined that ISPs must pay a 5% sales tax on Internet services. Under the decision, providers are not required to comply until the end of 2002. The decision has been challenged by local municipalities. VIA NET.WORKS Brasil does not assess this tax against its customers and does not pay it to the state tax authority; however, it is reserving appropriate amounts on its balance sheet.

United States

Content Regulation and Liability:    In the United States, certain legislation has been adopted to address specific areas of liability of Internet services providers. In 1998, Congress enacted the Digital Millennium Copyright Act, or DMCA, which limits the liability of on-line service providers, such as us, who store, display or transmit information that may infringe the rights of authors in copyrighted materials, provided that certain requirements are met. The law provides service providers with a defense against claims of copyright violations if the provider follows the prescribed procedures when a claim of copyright infringement is made against materials posted on the providers’ web site or one under its control. We have posted the required notice of compliance on our United States web sites and have established internal procedures to ensure compliance with the law to take full advantage of the defense against liability made available under the law and otherwise minimize our exposure to liability. The extent to which service providers receive immunity from contributory infringement claims under the DMCA provisions is being interpreted through developing case law.

Data Protection and Privacy:    The United States, unlike the European Union, has not enacted comprehensive legislation protecting the transfer and processing of personal information of individuals. Congress has taken a piecemeal approach by adopting sector-specific legislation, for example, in the protection of personal medical and health information and banking and financial information. With respect to other personal information, United States governmental authorities have generally encouraged industry self-regulation, although the public’s rising focus on data privacy in the United States has led some in Congress to indicate their intent to pursue legislative action to regulate the collection of personal information over the Internet. The Federal Trade Commission is no longer recommending legislative action contrary to its previous position. Numerous states’ legislatures currently are considering bills relating to the rights of consumers to the privacy of their personal information. The enactment of any such laws could increase the cost of providing the type of services we offer in the United States and impede the growth of such services and others that we may seek to offer in the future. However, because we currently generate only a small percentage of our revenues from activities in the United States, we do not anticipate the enactment of any privacy legislation or other legislation enacted in the United States would have a material adverse effect on our operations.

Restrictions on the Import and Export of Encrypted Material or Encryption Software

None of the countries in which we do business other than France imposes any material restrictions on the import of cryptography. In France, the import of cryptography devices is subject to prior declaration requirements by the importer and, depending on the strength of the encryption, prior authorization by the French government. Among the countries in which we do business, Brazil and Mexico do not currently restrict the export of cryptography devices. However, all of the other countries in which we operate do maintain export controls to some degree on encryption software and devices. The United States, Argentina, Switzerland and the European Union member countries restrict the export of technology that could be used for both commercial and military purposes. These restrictions extend to encryption hardware and software, including World Wide Web browsers, email applications and ecommerce servers. However, the United States and the European Union have both recently adopted regulations permitting the export of most encryption products under licensing exceptions.

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

Many of the most widely used cryptography devices are developed by companies based in the United States. To the extent that U.S. export laws would impede or prevent the use by our customers of any U.S. vendor’s software, we believe that we would be able to substitute other available encryption software, of other than U.S. origin, for our customers’ requirements and therefore would not experience any material adverse impact as a result.

Employees

At March 1, 2002, we employed 922 people on a full-time equivalent basis. 67 employees were on our headquarters staff and 855 were located in our local operations. Of our total employees, 270 were involved in sales and marketing, 201 were employed in customer care, 253 were involved in technical and engineering functions and the remaining 198 were devoted to finance, legal, strategic planning and other administrative functions. Some of our operating companies are parties to collective bargaining agreements. We believe that we have satisfactory relations with our employees.

Risk Factors

Statements in this Form 10-K that are not historical facts are “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995). These statements, when made, are intended to reflect VIA management’s then current views with respect to future events and expectations and are subject to a number of risks, assumptions and uncertainties, including those discussed below, which could cause our actual results to differ materially from those projected in such statements.

WE HAVE A HISTORY OF NEGATIVE CASH FLOW, AND WE MAY NEVER ACHIEVE POSITIVE CASH FLOW.

For the year ended December 31, 2001, we had losses from operations, before depreciation and amortization, impairment charges and non-cash stock compensation of $60.4 million. Additionally, we used approximately $22.6 million in 2001 to develop infrastructure and acquire fixed assets. If we are unable to increase our revenue or scale down our costs and investment expenditures, we will continue to experience negative cash flow.

From our inception through the end of 2000, we experienced rapid growth. In anticipation of our continued growth and demand for our services, we scaled up our operations and infrastructure. Then, in mid-2001 in response to deteriorating economic conditions and declining revenue growth rates in all our markets, we initiated cost-cutting measures, which we are continuing in 2002. However, we may have difficulty reducing our costs and scaling down our operations to a level more reflective of current revenue levels. For example, we may find that we cannot cut costs further in any particular operation without sacrificing appropriate customer or technical service, product delivery or financial control functions. If we are not successful in reducing costs, we may not become self-sustaining before depleting our cash reserves.

OUR COST CUTTING MEASURES MAY IMPACT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES AND CUSTOMERS.

From June 1998 through December 2000, we acquired 26 companies and at the peak in March 2001 we had over 1,200 employees. A continuing economic slowdown has created lower revenue growth expectations and limited access to capital markets. Therefore the need to scale costs to these lower revenue growth expectations without reducing service quality has become a priority. To address this priority, we have and will continue to take steps to reduce our costs. We reduced our combined employee count to 922 by March 1, 2002 and may further reduce staff. These measures may impair our ability to attract and retain key employees. As we continue these cost cutting measures, we may also impair our ability to provide quality service, attract new customers and implement integrated operating, administrative, financial and accounting systems and controls.

IF WE FAIL TO ATTRACT AND RETAIN QUALIFIED PERSONNEL OR LOSE THE SERVICES OF OUR KEY PERSONNEL, OUR OPERATING RESULTS MAY SUFFER.

VIA has experienced significant turnover in management in the recent past, which may continue. In addition to the turnover in management at the operations level, our chief executive officer, president, chief financial officer and two regional vice presidents have all left VIA since November 2001. We have appointed an acting chief executive officer, but continue to search for a permanent replacement as well as a new chief financial officer. There can be no assurances that we will be able to find an appropriate replacement for these officers. Our operations may suffer from the loss of institutional knowledge resulting from these departures or from our inability to replace key senior management personnel in a timely fashion.

Our success also depends on attracting and retaining key management, engineers, sales and marketing personnel, technical support representatives and other personnel, many of whom may be difficult to replace. We have experienced significant turnover in staff and technical personnel. Our ability to attract and retain key personnel has been and may continue to be impacted by the following factors: the current worldwide economic downturn, which has particularly impacted the Internet services industry; the decline of our revenue and our depressed stock price, which has impaired the perceived benefit to our employees of our broad based stock option program and our cost reduction programs and layoffs. Our impaired ability to attract and retain key personnel may cause our operating results to suffer.

IF WE FAIL TO MODIFY, REPLACE OR REPAIR LEGACY PROVISIONING, BILLING AND CUSTOMER CARE SYSTEMS AND PRACTICES IN OUR OPERATIONS, WE MAY LOSE CUSTOMERS AND REVENUE AND FAIL TO MAINTAIN ADEQUATE INTERNAL CONTROLS.

We have suspended the development and deployment of the integrated provisioning, billing and customer care platform that was intended to replace legacy systems or automate manual processes in our operations. As a result of this suspension, we will have to replace or repair certain of these legacy systems in order to ensure that we can properly provision our services, bill and service our customers and report accurately our results. If we fail to take the required action in a timely manner, we may lose customers and revenue and be unable to maintain adequate internal controls. The integrated platform was intended to establish a common IT platform for all our operations to provision, bill and service customers for a common product catalogue. Our lack of a common platform may impair our ability to introduce new products and make us less competitive. In addition, our independent accountants have advised us that certain of our legacy billing practices constitute a material weakness in our internal control structure. If we do not remedy the weaknesses, our ability to detect errors or fraud in amounts that would be material to our financial statements will be significantly limited.

OUR IN-COUNTRY INTEGRATION EFFORTS MAY CONTINUE TO LEAD TO TURNOVER OF STAFF IN KEY POSITIONS AND A DISTRACTION FROM REVENUE-GENERATING OPPORTUNITIES, CUSTOMER SERVICE AND IMPORTANT CONTROL FUNCTIONS.

We acquired multiple operations in the United Kingdom, France, Germany, The Netherlands, Argentina and Switzerland. In each of these countries, we have taken steps to integrate the separate companies acquired in that country into a single operation. These efforts created ongoing operational and personnel disruptions that have led and may further lead to the loss of personnel in key positions. In addition, integration activities require significant attention from key management and staff at these operations, which have and may continue to distract management and staff from revenue-generating opportunities, customer service and internal control functions and has negatively affected and may continue to negatively affect our results. The pace at which these integrations were implemented strained the administrative, operational, personnel and financial resources of certain of these country operations, particularly in Germany and the U.K., and has exposed material weaknesses in systems and internal controls at these operations. We have expended and will continue to expend significant expense and corporate management time to address these weaknesses. There can be no assurances that we will be successful in these efforts. If we fail to properly address these issues, our business may be disrupted and adversely affected.

OUR EFFORTS TO REDUCE OUR LOWER MARGIN RESIDENTIAL AND WHOLESALE CUSTOMER BASE MAY REDUCE OUR REVENUES IN THE SHORT OR INTERMEDIATE TERM FASTER THAN WE CAN GENERATE HIGHER MARGIN BUSINESS AND VALUE-ADDED SERVICES REVENUES.

We have focused our sales and product development efforts on selling higher margin products and pursuing greater market share of the business market for Internet and Internet-related services. In doing so, we have allowed our legacy residential and wholesale customer base to run off and, in certain markets, have pursued the sale of such customer accounts. We may not be able to acquire business customer revenues as quickly as our residential customer or wholesale revenues diminish, which could adversely affect our operating results.

IF WE DECIDE TO DISPOSE OF ANY OF OUR COUNTRY OPERATIONS, WE MAY REDUCE OUR REVENUES IN THE SHORT OR INTERMEDIATE TERM FASTER THAN WE CAN REDUCE OUR EXPENSES.

We are engaged in a strategic review of our overall operations with a focus of substantially reducing our negative cash flow to ensure that we reach positive cash flow with significant cash reserves remaining. As a result of that review, we may take a number of different steps, including the disposal of offices or country operations that we conclude will not materially contribute to our financial strength in the long term. If we do so, we will lose the revenues generated by those offices or operations. In taking any such action, we may also incur significant one time costs associated with the disposal or shut down of the office or operations. These costs may exceed in the short or immediate term our gains from eliminating loss-generating operations, which would adversely affect our operating results.

IF WE ARE UNSUCCESSFUL IN RECRUITING AND TRAINING A SALES FORCE CAPABLE OF SELLING MORE SOPHISTICATED INTERNET PRODUCTS, OUR REVENUES AND PROFIT MARGINS WILL SUFFER.

We acquired 26 small to medium-sized Internet services providers during a period of high demand for services from the emerging Internet industry. During this period, these providers could generally produce increasing revenue with little sales effort, expertise and expense. In the current slower economy, we must continue to replace a largely passive order taking staff with a capable direct sales force. If we fail to do so, our revenues and profit margins will be negatively impacted.

In addition, the providers we acquired were focused primarily on residential access and basic Internet services for businesses. In order to sell higher margin, value-added services we must recruit, train and retain a sales force capable of selling these more sophisticated offerings. If we fail to do so, our revenues and profit margins will suffer.

WE CANNOT ASSURE YOU OF THE CONTINUED LISTING OF OUR COMMON STOCK ON THE NASDAQ NATIONAL MARKET.

On March 21, 2002, we received a letter from The Nasdaq Stock Market, Inc. indicating that our common stock has failed to meet Nasdaq’s requirement that the common stock trade above $1.00 per share because it traded below $1.00 per share for the preceding 30 consecutive trading days. Nasdaq has informed us that, if the bid price of shares of our common stock does not close at or above $1.00 for at least 10 consecutive trading days prior to June 19, 2002, we will be notified that our common stock will be delisted from the Nasdaq National Market. Nasdaq also notified us that we could apply to list our common stock on the Nasdaq SmallCap Market, on which we would be afforded up to an additional 270 days to come into compliance with Nasdaq’s minimum bid price and other requirements.

If our common stock is delisted from the Nasdaq National Market, the trading market for our common stock could be disrupted, which could make it difficult for investors to trade in our common stock and may result in a reduction in the market price of shares of our common stock. This lack of liquidity would also make it more difficult for us to raise capital.

We cannot assure you that our common stock will come into compliance with Nasdaq’s minimum bid price requirement prior to June 19, 2002. Nor can we assure you that if we apply for listing or meet the requirements for listing on Nasdaq’s SmallCap Market we will come into compliance with Nasdaq’s requirements for listing on Nasdaq’s SmallCap Market.

WE ARE IN A RAPIDLY EVOLVING INDUSTRY IN WHICH THE PRODUCTS AND SERVICES WE OFFER, THEIR METHODS OF DELIVERY AND THEIR UNDERLYING TECHNOLOGIES ARE CHANGING RAPIDLY, AND IF WE DO NOT KEEP PACE WITH THESE CHANGES, WE MAY FAIL TO ATTRACT AND RETAIN CUSTOMERS, WHICH WOULD REDUCE OUR REVENUES.

The Internet services market has been characterized by changing customer needs, frequent new service and product introductions, evolving industry standards and rapidly changing technology. Our success will depend, in part, on our ability to recognize and respond to these changes in a timely and cost-effective manner. We have not implemented a common product platform to support common products and must now pursue the repair or replacement of legacy back-office systems in many of our operations to enable them to grow and address existing and new product requirements. If we fail to address these issues, we will not be able to compete successfully.

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

REACTION BY CUSTOMERS, INVESTORS OR REGULATORS TO RESTATEMENT OF OUR FINANCIAL RESULTS MAY ADVERSELY IMPACT OUR REVENUES AND EXPENSES.

We have restated our financial results for 2000 and for the first and second quarters of 2001. As a result of the restatements, we may be subject to adverse customer reaction, which may make it more difficult to attract and retain customers and lead to loss of revenues. Adverse investor reaction and inquiries by regulators may divert management’s attention from core business needs or strategic opportunities, reduce revenue opportunities or increase costs.

WE HAVE BEEN NAMED AS A DEFENDANT IN A SECURITIES CLASS ACTION LAWSUIT, WHICH COULD DISTRACT OUR MANAGEMENT AND IMPACT OUR CASH POSITION.

On November 5, 2001, we were named as a defendant in a class action lawsuit in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering (“IPO”) and certain of our officers, under the title O’Leary v. Via Net.works (sic) et al [01-CV-9720] (the “Complaint”). The Complaint alleges that the prospectus we filed with our registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices (“Tie-in Arrangements”), thereby artificially inflating the Company’s stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. The defense of this action may distract our senior management from the normal operation of business and may cause us to incur substantial defense costs. While we believe that the allegations are without merit and have engaged counsel to defend the action, if we are determined to be liable or if we conclude that a settlement is in our best interests, we may incur substantial costs.

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE U.S. DOLLAR AND THE VARIOUS CURRENCIES IN WHICH WE CONDUCT BUSINESS MAY AFFECT OUR OPERATING RESULTS.

We record the revenues and expenses of our local operations in their home currencies and translate these amounts into U.S. dollars for purposes of reporting our consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our revenues, expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. If the average value of the Euro decreases in relation to the U.S dollar during a quarterly period as compared to the prior period, each Euro will convert to fewer U.S dollars during that quarterly period than the prior period and we will report lower revenue growth than what would have been calculated in local currencies for that period. In addition, we hold foreign currency balances that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. In projecting future operating results, we make certain assumptions about the fluctuation of the home currencies of our operations. If these assumptions turn out to be materially inaccurate, our actual operating results may be materially different from our projections.

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

•	impose taxes on transactions made over the Internet,

•	impose telecommunications access fees on Internet services providers,

•	directly or indirectly affect telecommunications costs generally or the costs of Internet telecommunications specifically,

•	prohibit the transmission over the Internet of various types of information and content,

•	impose requirements on Internet services providers to protect Internet users’ privacy, monitor content, or to permit government interception of data traffic, and

•	increase the likelihood or scope of competition from telecommunications or cable companies.

For example, a number of European countries have enacted legislation that requires Internet services providers to establish technical means to permit national authorities to intercept data traffic of identified customers. The application of these laws to Internet services providers has been subject to significant opposition from Internet services providers industry groups in Germany, the U.K. and the Netherlands, among others, because of the significant cost that would be imposed on service providers to comply with the law. Ultimately, these requirements may impose significant costs on our European operations in these countries, which would negatively impact our operating results. These laws could require us to incur costs to comply with them or to incur new liability. They could also increase our competition or change our competitive environment so that customer demand for our products and services is affected.

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

There are competitors in our markets with more significant market presence and brand recognition and greater financial, technical and personnel resources than we have. Although the competitors we face vary depending on the market and the country, these competitors may include local and regional Internet services providers, telecommunication companies and cable companies. Some of our competitors, especially the telecommunications companies, have large networks in place as well as a significant existing customer base. As a result of this competition, we may face significant pressure to reduce our prices, particularly with respect to Internet access services, and to improve the products and services we offer.

IF DEMAND FOR INTERNET SERVICES IN OUR MARKETS DOES NOT GROW AS WE EXPECT, OUR ABILITY TO GROW OUR REVENUES WILL BE NEGATIVELY AFFECTED.

Compared to the U.S., Internet use in our markets is relatively low. Moreover, we are focusing our sales and marketing efforts on the more sophisticated value-added services. If the market for Internet services fails to develop, or develops more slowly than expected, we may not be able to increase our revenues at the rate we have projected. Obstacles to the development of Internet services in our markets include:

•	low rates of personal computer ownership and usage,

•	lack of developed infrastructure to support Internet access and applications,

•	limited access to Internet services, and

•	concern by customers of economic viability of service providers and the Internet industry in general.

In particular, we depend on increasing demand for Internet services by small to mid-sized businesses in our markets. Demand for Internet services by these businesses will depend partly on the degree to which these businesses’ customers and suppliers adopt the Internet as a means of doing business, and partly to the extent by which these businesses adopt Internet technologies to deal with internal business processes, such as internal communications. Demand will also depend on whether there is a continuing economic downturn in these markets, which may result in a cutback of expenditures of the services we offer. Furthermore, as competitive pressures drive down customer prices for Internet access in many of our markets, we depend increasingly in such markets on our ability to sell to our customers higher margin, value added services such as security services, web hosting, and ecommerce solutions. Due to an increasing number of business failures in the Internet services industry in our core markets, an increase in customer reluctance to rely on third party service providers in the Internet services industry for critical business functions may also reduce our revenue growth and increase our cost of sales by lengthening sales cycles.

WE RELY ON TELECOMMUNICATIONS PROVIDERS IN OUR MARKETS TO PROVIDE OUR CUSTOMERS WITH RELIABLE ACCESS TO OUR SERVICES, AND FAILURES OR DELAYS IN PROVIDING ACCESS COULD LIMIT OUR ABILITY TO SERVICE OUR CUSTOMERS AND IMPACT OUR REVENUES AND OPERATING RESULTS.

Our customers typically access our services either through their normal telephone lines or dedicated lines provided by local telecommunications providers specifically for the purposes of accessing the Internet. In some of our markets, we experience delays in delivery of new telephone or dedicated lines that prevent our customers from accessing our services. These delays result in lost revenues. Additionally, some local telecommunications providers that provide Internet services provide delivery of telephone or dedicated lines to their own Internet customers on a preferential basis, which may cause us to lose current and potential customers. We also lease network capacity from telecommunications providers and rely on the quality and availability of their service. These companies may experience disruptions of service, which could disrupt our services to, or limit Internet access for, our customers. We may not be able to replace or supplement these services on a timely basis or in a cost-effective manner, which may result in customer dissatisfaction and lost revenues. In addition, to the extent that alternative local access providers fail in any particular market, the incumbent telecommunications providers will experience less competitive price pressure for access, which could increase our cost structures and impair our profit margins.

In January 2002, Global Crossing and certain other affiliated subsidiaries filed for U.S. bankruptcy protection. Global Crossing has until the end of April 2002 to file a plan of reorganization that will be submitted to the bankruptcy court for approval. A number of other groups have publicly stated their intentions to submit their own proposals to acquire some or all of the assets or the businesses of Global Crossing. Global Crossing has continued to maintain service on the trans-Atlantic rings on which we have acquired IRU capacity and has publicly stated its intention to continue most or all of its network services upon reorganization. If service on our trans-Atlantic IRU is interrupted or terminated because of the financial difficulties or decisions made in the course of the bankruptcy proceedings of Global Crossing, peering and transit relationships we have in place from our pan-European backbone network will provide contingency and quality backup capabilities for our Internet traffic to reach U.S. destinations. However, if we are required to rely on these peering and transit relationship for all of our trans-Atlantic traffic, we may incur additional costs and experience a lesser quality of service in reaching non-European destinations. There can be no assurances that Global Crossing or any potential acquirers of its assets or business will continue to provide service on the facilities on which we acquired trans-Atlantic capacity, and in such an event, our ability to provide quality levels of IP service may be impacted.

WE DEPEND ON THE RELIABILITY OF OUR NETWORK, AND A SYSTEM FAILURE OR A BREACH OF OUR SECURITY MEASURES COULD RESULT IN A LOSS OF CUSTOMERS AND REDUCED REVENUES.

We are able to deliver services only to the extent that we can protect our network systems against damages from telecommunication failures, computer viruses, natural disasters and unauthorized access. Any system failure, accident or security breach that causes interruptions in our operations could impair our ability to provide Internet services to our customers and negatively impact our revenues and results of operations. To the extent that any disruption or security breach results in a loss or damage to our customers’ data or applications, or inappropriate disclosure of confidential information, we may incur liability as a result. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches. Although we currently possess errors and omissions insurance and business interruption insurance these policies may not provide effective coverage upon the occurrence of all events.

WE MAY BE LIABLE FOR INFORMATION DISSEMINATED OVER OUR NETWORK.

We may face liability for information carried on or disseminated through our network. Some types of laws that may result in our liability for information disseminated over our network include:

•	laws designed to protect intellectual property, including trademark and copyright laws,

•	laws relating to publicity and privacy rights and laws prohibiting defamation,

•	laws restricting the collection, use and processing of personal data and

•	laws prohibiting the sale, dissemination or possession of pornographic material.

The laws governing these matters vary from jurisdiction to jurisdiction.

OUR LATIN AMERICAN MARKETS HAVE A HISTORY OF POLITICAL AND ECONOMIC INSTABILITY THAT MAY DISRUPT OUR OPERATIONS AND ADVERSELY AFFECT OUR RESULTS.

We derive and may continue to derive a significant portion of our revenues from the Latin American markets. Our operations in Argentina have been negatively impacted by the economic and political instability. If these conditions persist or reoccur, our business could be impaired. Historically, instability in Latin American countries has been caused by:

•	extensive governmental involvement, control or ownership of industries in local economies, including telecommunications facilities, financial institutions and other commercial infrastructure,

•	unexpected changes in regulatory requirements such as the imposition of licensing requirements or the levying of new taxes,

•	slow or negative growth as a result of recessionary trends caused by foreign currency devaluations, interest rate hikes and inflation and

•	wage and price controls that reduce potential profitability of businesses.

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

Item 3.    Legal Proceedings

On November 5, 2001 a class action lawsuit was filed in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering (“IPO”)

and certain of our officers, under the title O’Leary v. VIA NET.WORKS, et al [01-CV-9720] (the “Complaint”). The Complaint alleges that the prospectus the Company filed with its registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices (“Tie-in Arrangements”), thereby artificially inflating the Company’s stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. This Complaint is one of over 300 similar suits filed to date against underwriters, issuers and their officers alleging similar activities, known as “laddering”. We believe that any allegations in the Complaint of wrongdoing on the part of VIA or our officers are without legal merit. We have retained legal counsel and intend to vigorously defend against these allegations.

We are subject to claims and legal proceedings that arise in the ordinary course of our business operations. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to us. We do not believe that any of these matters will have a material adverse affect on our business, assets or operations.

Item 4.    Submission of Matters to a Vote of Security Holders

During the three months ended December 31, 2001, we did not submit any matters to a vote of our stockholders.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

Market for our Common Stock

On February 11, 2000, VIA completed its initial public offering of shares of common stock, par value $.001 per share. The company’s stock is traded on both the Nasdaq National Market in the United States and the Euronext Amsterdam exchange under the symbol VNWI. The table below sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market:

	High	Low
2000:
First quarter (from February 11th)	$72.50	$25.44
Second quarter	$26.50	$11.00
Third quarter	$17.69	$8.25
Fourth quarter	$9.63	$3.31

	High	Low
2001:
First quarter	$9.19	$2.59
Second quarter	$3.00	$0.96
Third quarter	$1.58	$0.73
Fourth quarter	$1.11	$0.70

As of March 1, 2002, there were approximately 5,236 beneficial owners of the company’s common stock.

We have never declared or paid any dividends on our common stock and do not expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2001, VIA did not sell or issue any unregistered securities.

Use of Initial Public Offering Proceeds

On February 16, 2000, VIA completed its initial public offering of shares of common stock, par value $.001 per share. VIA’s initial public offering was made pursuant to a prospectus dated February 11, 2000, which was filed with the SEC as part of a registration statement, file No. 333-91615, that was declared effective by the SEC on February 10, 2000.

The net offering proceeds to VIA after deducting the expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through December 31, 2001, VIA has used $86.9 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA’s investment in various partially owned subsidiaries, $42.9 million for capital expenditures and approximately $78.4 million to fund operating losses.

Item 6.    Selected Financial Data

The following is a summary of selected consolidated financial data of the Company from inception, June 13, 1997, to December 31, 2001. This data should be read together with our audited consolidated financial statements and accompanying notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K.

As used in the table below, “EBITDA” represents loss from operations before depreciation and amortization, impairment charges and non-cash stock compensation charges. Although EBITDA is a measure commonly used in our industry, it should not be considered an alternative to net income (loss), when determined in accordance with generally accepted accounting principles in the United States, or GAAP, or as an alternative to cash flows from operating activities, determined in accordance with GAAP. In addition, the measure of EBITDA we use may not compare to other, similarly titled measures used by other companies.

	Period from Inception (June 13, 1997) to December 31, 1997	Year Ended December 31, 1998	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Residential access	$—	$—	$6,213	$7,871	$6,236
Business access	—	3,212	20,572	51,047	40,458
Value added services	—	136	12,509	40,518	43,365

Total revenues	—	3,348	39,294	99,436	90,059

Operating costs and expenses:
Internet services	—	1,853	19,211	54,638	50,912
Selling, general and administrative	336	6,258	35,587	80,733	102,551
Impairment charges	—	—	—	—	149,290
Depreciation and amortization	—	1,304	19,425	46,697	58,909

Total operating costs and expenses	336	9,415	74,223	182,068	361,662

Loss from operations	(336)	(6,067)	(34,929)	(82,632)	(271,603)
Interest income, net	15	1,425	1,185	11,171	6,930
Other expense, net	—	(1,199)	(177)	(2,395)	(867)
Foreign currency gains (losses), net	—	115	824	(4,725)	(5,923)

Loss before minority interest and income taxes	(321)	(5,726)	(33,097)	(78,581)	(271,463)
Income tax benefit (expense)	—	145	(65)	(985)	290
Minority interest	—	239	2,167	2,531	245

Net loss attributable to common stockholders	$(321)	$(5,342)	$(30,995)	$(77,035)	$(270,928)

Basic and diluted loss per share attributable to common stockholders	$(10.66)	$(24.29)	$(28.55)	$(1.46)	$(4.47)

Shares used in computing basic and diluted loss per share	30,063	219,964	1,085,564	52,892,772	60,638,960
Cash Flow Data:
Net cash used in operating activities	$(233)	$(3,784)	$(10,071)	$(15,115)	$(64,875)
Net cash used in investing activities	(8)	(14,383)	(122,703)	(96,613)	(30,695)
Net cash provided by financing activities	1,048	52,187	118,482	329,054	(3,463)

	As of December 31,
	1997	1998	1999	2000	2001
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$807	$34,711	$20,067	$237,839	$137,854
Goodwill and other acquired intangible assets, net	—	29,848	115,194	181,082	18,770
Other assets	14	8,466	64,322	62,227	42,077

Total assets	821	73,025	199,583	481,148	198,701

Short-term notes, current portion of long-term debt and capital lease obligations	—	11,182	7,808	3,265	1,632
Long-term debt and capital lease obligations, less current portion	—	565	5,846	1,894	241
Other liabilities	94	6,487	30,076	50,410	40,587
Minority interest in consolidated subsidiaries	—	7,597	4,422	597	—
Mandatorily redeemable convertible preferred stock	1,018	53,075	180,933	—	—
Total stockholders’ equity (deficit)	(291)	(5,881)	(29,502)	424,982	156,241

Total liabilities, minority interest, mandatorily redeemable convertible preferred stock and stockholders equity	$821	$73,025	$199,583	$481,148	$198,701

	As of December 31,
	1997	1998	1999	2000	2001
Other Financial Data:
EBITDA	(336)	(4,763)	(13,807)	(30,333)	(60,426)
Non-cash stock compensation charges	—	—	1,697	5,602	2,978
Capital expenditures	8	520	16,793	20,263	22,568

Item 7.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Some of the information contained in this Item 7 contains forward-looking statements, or statements that relate to future events or our future performance. These statements include but are not limited to those relating to projections regarding revenues, costs (direct and operating costs), cost reductions, earnings per share and capital expenditures. These statements are only predictions. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed under “Risk Factors” beginning on page 19 of this Form 10-K. Please carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission.

Overview

VIA NET.WORKS provides managed IP and other Internet services to small and mid-sized businesses in Europe, South America and North America. We currently operate in Argentina, Austria, Belgium, Brazil, France, Germany, Ireland, Italy, Mexico, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States.

From June 1998 until December 2000, we invested $256.1 million in cash, stock and notes payable to acquire 26 Internet services providers in 14 countries. In 2000, we generated $99.4 million in revenues. In 2001, our revenues declined to $90.1 million, our operating expenses, excluding depreciation, amortization and impairment charges, increased by 13%, our negative cash flow was $99.9 million and our cash balances declined from $237.8 million to $137.9 million. Please see further explanations of these financial impacts throughout this Item 7 and other parts of this Form 10-K. During the first quarter of 2002, our Chairman and Chief Executive Officer, President and Chief

Financial Officer either resigned or announced their intention to resign from VIA. During January 2002, the Board of Directors appointed Steven Halstedt as Chairman and Karl Maier as acting Chief Executive Officer. The Board of Directors also directed management to undertake a strategic and operational review of our operations to substantially reduce our negative cash flow and better position VIA to compete successfully in the Internet services market. This review includes, among other things, the continuing reassessment of our geographic footprint, market opportunities, product offerings and cost structure. This reassessment may result in our closing or selling office or country operations, scaling back or ceasing infrastructure projects, further reducing headcount, consolidating our product offerings to emphasize those that fit within our core competencies and can be offered in a profitable manner, entering into strategic relationships, acquisitions or business combinations or other actions. There can be no assurances that actions we take after concluding this review will be successful in reducing our negative cash flow or in improving our competitive opportunities.

We had planned to deploy the first instance of our multi-vendor integrated provisioning, billing and customer care platform, or the Integrated Platform, in our German and United Kingdom operations in the fall of 2001. However, deployment, support and cost issues have made us reconsider this project. First, in the latter part of 2001, PeopleSoft, which had acquired The Vantive Corporation, our customer care platform vendor, announced that it was discontinuing support of the version of the Vantive software that we were deploying as a part of the Integrated Platform. Second, in our German operation we experienced significant difficulties in deploying an earlier version of the billing software component of the Integrated Platform. Third, we have estimated that it would require an additional $17 million in expenditures to fully deploy the Integrated Platform. In addition, we estimate that it would cost us approximately $4 million per year to maintain the platform, beginning with the first country deployment. As part of our ongoing cost-cutting measures and in view of the other issues noted above, we decided to suspend development and deployment of the Integrated Platform and at December 31, 2001 wrote off $4.7 million of our investment in the Integrated Platform. (See Note 2 to the consolidated financial statements for further information). We will deploy certain components of the Integrated Platform in certain of our operations.

The Integrated Platform was intended to replace legacy or establish new billing, provisioning and customer care systems in our operations. Because we have decided not to deploy the Integrated Platform, we have initiated a review of legacy systems in our largest operations to determine the scope of work required and costs involved to improve or replace the legacy systems. We will incur certain costs associated with the suspension of this project, including employee and consultant termination costs. We will also incur certain other costs associated with improvement or replacement of the legacy systems in our operations, which will be taken on in lieu of the deployment of the Integrated Platform. We anticipate that this action will reduce our 2002 cash outflow. However, there can be no assurance that we will be successful in any of these efforts.

As a result of continued economic weakness in our international markets, we recorded impairment charges of $149.3 million relating to the decrease in value of our infrastructure, back office systems and acquired goodwill and other intangible assets. Of the $149.3 million impairment charges, $124.8 million relates to goodwill and other acquired intangible assets and $24.5 million related to fixed assets, including $4.7 million for the write off of the Integrated Platform.

Reportable Segment Financial Information

Our financial statements for the period from inception through December 31, 1997 include only corporate expenses. We were a development stage company during this period and had no revenue-producing operations. Our consolidated financial statements as of and for the years ended December 31, 1998, 1999, 2000 and 2001 include the results of the wholly or majority-owned operating companies that we owned for all or a portion of the respective periods. In 2000 and 2001, we managed our business by geographic regions, and we evaluated performance based on revenues and EBITDA. Beginning in the second quarter of 2001, we allocated certain corporate and regional expenses to the local subsidiaries based upon revenue and other financial metrics. Certain prior year data has been reclassified to conform to the current regional groupings. The following table presents information about our four market segments and our corporate activities, individually and on a consolidated basis.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(Dollars in thousands)
Central and Western Europe:
Total revenue	$—	$1,494	$11,922	$32,708	$33,362
EBITDA	—	(166)	(3,034)	(3,708)	(17,626)
Impairment charges	—	—	—	—	(42,269)
Total assets	—	10,570	40,321	74,246	21,468
United Kingdom, Ireland and Southern Europe:
Total revenue	$—	$1,202	$19,549	$45,908	$33,215
EBITDA	—	121	(465)	409	(14,923)
Impairment charges	—	—	—	—	(18,778)
Total assets	—	20,464	64,530	67,264	29,868
South America:
Total revenue	$—	$652	$5,376	$6,368	$6,024
EBITDA	—	(329)	(1,316)	(5,569)	(4,971)
Impairment charges	—	—	—	—	(5,331)
Total assets	—	9,679	13,131	11,570	1,322
North America:
Total revenue	$—	$—	$2,447	$14,452	$17,458
EBITDA	—	—	(514)	(3,649)	(7,231)
Impairment charges	—	—	—	—	(69,088)
Total assets	—	—	37,399	87,443	5,972
Corporate:
Total revenue	$—	$—	$—	$—	$—
EBITDA	—	(4,389)	(8,478)	(17,816)	(15,675)
Impairment charges	—	—	—	—	(13,824)
Total assets	—	32,312	44,202	240,625	140,071
Consolidated:
Total revenue	$—	$3,348	$39,294	$99,436	$90,059
EBITDA	(336)	(4,763)	(13,807)	(30,333)	(60,426)
Impairment charges	—	—	—	—	(149,290)
Total assets	821	73,025	199,583	481,148	198,701

As used in the above table and in the table under “Quarterly Results of Operations” in this section, “EBITDA” represents loss from operations before depreciation and amortization, impairment charges and non-cash stock compensation charges. Although EBITDA is a measure commonly used in our industry, it should not be considered an alternative to net income (loss), when determined in accordance with generally accepted accounting principles in the United States, or GAAP, or as an alternative to cash flows from operating activities, determined in accordance with GAAP. In addition, the measure of EBITDA we use may not compare to other, similarly titled measures used by other companies.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	Recognition of revenue,

•	Estimation of valuation allowances and accrued liabilities and

•	Valuation of long-lived assets.

Recognition of revenue:

We derive our revenue from the sale of Internet goods and services, specifically Internet access and other Internet value-added services, such as managed bandwidth, web and applications hosting. As described below, management judgments and estimates must be made in connection with the revenue recognized in any accounting period. Material differences might result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates, primarily with respect to collectibility assessment.

For revenue transactions we apply the provisions of Staff Accounting Bulletin No. 101 “Revenue Recognition.” We recognize revenue from the sale of Internet goods and services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. At the time of the transaction, we assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not perform credit checks on potential customers before providing services. If we determine that collection of a fee is not reasonably assured, the revenue is generally recognized upon the receipt of cash, provided other revenue recognition criteria have been satisfied.

Our practices regarding the evidence of an arrangement vary from country to country. Generally, for sales, other than those completed over the Internet, we use either a purchase order or a customer agreement as evidence of an arrangement. For sales over the Internet, we generally use a credit card authorization as evidence of an arrangement.

All of our access revenue is recognized as it is earned over the period the services are provided. Revenues from the sale of value added Internet services are also recognized over the period in which the services are provided. Revenue from installation, training and consulting is recognized as the related services are rendered, although such amounts have not been material. Revenue from hardware and third-party software sales is recognized upon delivery or installation of the products, depending on the terms of the arrangement, provided other revenue recognition criteria have been satisfied.

Estimation of valuation allowances and accrued liabilities:

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the collectibility of our accounts receivables and the amount of our accrued telecommunications cost.

Management considers current economic trends, historical bad debts, accuracy of billing data, customer credit-worthiness and changes in customer payment patterns when analyzing specific accounts receivable balances to determine the adequacy of the allowance for doubtful accounts. At least quarterly, our management performs a detailed review of the accounts receivable balance to ensure that our consolidated allowance for doubtful accounts is sufficient to cover uncollectible amounts.

As stated above, management makes estimates of the amount of telecommunications expense to accrue in each reporting period. We pay other network providers for transit, which allows us to transmit our customers’ information to or from the Internet over their networks. We also pay other recurring telecommunications costs, including the cost of the local telephone lines our leased line customers use to reach our PoPs and access our services. As network providers often bill on a semi-annual or longer basis and such invoices have historically been subject to dispute when received, management must make estimates of the total amount due to each provider at the end of each reporting period based on internal documentation and historical trends. To date our estimates have not materially differed from amounts ultimately due.

Valuation of long-lived assets:

On a periodic basis, management reviews the carrying value of the investment in our operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-lived assets, primarily goodwill. In its review, management considers the following:

•	market and competitive factors, including trends within the telecommunications industry broadly and the market for internet access specifically, as well as general economic trends,

•	operating and financial trends, including significant underperformance relative to expected historical or projected operating results and

•
    business outlook for each operation, including changes in the expected revenues and cash flows for     each of our operations, changes in our customers and the services that they require and our strategic     plans for each business.

The carrying amounts of goodwill, acquired intangible assets and other long-lived assets are reviewed if facts or changes in circumstances suggest that they may be impaired. If this review indicates the carrying amounts of long-lived assets will not be recoverable, as determined based on estimated undiscounted future cash flows of the acquired assets, the carrying amounts of the long-lived assets are reduced to their estimated fair value. The fair value is determined based on a projected discounted cash flow or other methods. In 2001, we recorded impairment charges of $149.3 million (see Note 2 to the consolidated financial statements for further information).

In 2002, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we will cease amortization of the remaining $18.8 million of goodwill. In 2001, prior to impairment charges, we recorded $41.0 million in goodwill and acquired workforce amortization. Under SFAS 142, we are required to perform an initial impairment analysis of our goodwill as of January 1, 2002 and an annual impairment review thereafter. We have taken steps to prepare for adoption of SFAS 142 and do not expect to record an impairment charge upon completion of the initial impairment review. SFAS 142 also requires that goodwill be tested for impairment in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. There can be no assurance that additional impairment charges will not be required in subsequent periods.

RESULTS OF OPERATIONS

Year ended December 31, 2001 compared with the year ended December 31, 2000

Revenue:

	Twelve months ended		% Increase/ (Decrease)
	December 31, 2000	December 31, 2001
	(in thousands of dollars)
Residential Access	7,871	6,236	(21)%
% of Total Revenue	8%	7%
Business Access	51,047	40,458	(21)%
% of Total Revenue	51%	45%
Value Added Services	40,518	43,365	7%
% of Total Revenue	41%	48%
Total Revenue	99,436	90,059	(9)%

Revenue for the year ended December 31, 2001 decreased 9% to $90.1 million as compared to $99.4 million for the year ended December 31, 2000. 2001 revenue was severely impacted by a combination of market conditions and internal disruptions. Tightened capital markets and a slowdown in corporate technology spending led to a lengthening of sales cycles and lower revenues. Our revenues also suffered from a combination of integration and management issues. During 2001 we completed the consolidation of multiple acquired operations into single country operations in four of our largest markets (Germany, U.K., France and the Netherlands). In retrospect, these integration efforts proved to be more distracting to local management than anticipated. In certain of the countries, poor execution of integration processes affected sales, billing and customer care functions of the operations, which in turn negatively impacted revenues. During 2001 we replaced the country manager in nine of our country operations, including in three of our top four markets. A number of these operations also replaced management at other critical functions. VIA’s revenues were further impacted by a slower then anticipated transition of our sales force from order processors to direct sales as the hiring and training of a technically proficient direct sales force proved more difficult than originally planned. The turnover of top management at these operations, the distraction of ongoing integration activities and the process of developing a direct sales force, together, had a significant negative impact on VIA’s ability to respond quickly to the rapidly changing economic climate. We continue to address issues that arose in 2001 related to our integrations and we continue to expend significant management time and incur significant expenses related to these ongoing efforts in certain of our markets. We anticipate that in such markets, which include our German and U.K. operations, these ongoing efforts will continue to distract management and staff from revenue generating activities in 2002.

Of our 2001 revenue, 52% came from the sale of Internet access, which included 45% from business access and 7% from residential access. This is a decline from the 51% for business access revenue and 8% for residential access revenue in 2000. Approximately $14.6 million in business access revenue during 2000, or roughly 29% of all business access revenue for that year, was derived from one wholesale customer contract that did not reoccur in 2001. This customer experienced declining usage due to changing tariff structures in its markets and was ultimately sold to a competitor of VIA’s. Declining revenue from this and other low margin wholesale and residential customers is consistent with VIA’s strategy of focusing on higher margin revenue streams. Remaining 2001 revenue came from value added services, including web hosting, web design, domain name registration, data networking, managed bandwidth and bundled service offerings. Revenue from value added services increased to 48% of total revenue in 2001 from 41% in 2000. We expect value added services revenue to continue to increase as a percentage of total revenue in 2002, as we focus on these higher margin revenue streams. VIA NET.WORKS Mexico has one managed bandwidth customer that generated $6.8 million, or 50%, of that operation’s total revenue and $4.0 million, or 39%, of that operation’s total direct costs for the year ended December 31, 2001. The customer has expressed their intention to migrate their traffic to another network provider in the first half of 2002. We expect that this revenue and associated costs will run off through June 2002.

Internet services operating costs:

	Twelve months ended		% Increase/ (Decrease)
	December 31, 2000	December 31, 2001
	(in thousands of U.S. dollars)
Internet services	54,638	50,912	(7)%
% of Total Revenue	55%	57%

Our Internet services operating costs are the costs we incur to carry customer traffic to and over the Internet. We lease lines that connect our points of presence, or PoPs, either to our own network or to other network providers. We pay other network providers for transit, which allows us to transmit our customers’ information to or from the Internet over their networks. We also pay other recurring telecommunications costs and personnel costs, including the cost of the local telephone lines our customers use to reach our PoPs and access our services, and costs related to customer support and care.

Internet services operating costs were $50.9 million for the year ended December 31, 2001, compared with $54.6 million for the year ended December 31, 2000. The decrease in actual expenses was a result primarily of a decrease in revenues to which these costs related. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel. Additionally, we incurred operating costs associated with our international network.

Selling, general and administrative:

	Twelve months ended		% Increase/ (Decrease)
	December 31, 2000	December 31, 2001
	(in thousands of U.S. dollars)
Selling, general & administrative costs	80,733	102,551	27%
% of Total Revenue	81%	114%

Our largest selling, general and administrative expenses are compensation costs, the costs associated with marketing our products and services, and professional fees paid to outside consultants. Compensation costs include salaries and related benefits, commissions and bonuses and costs associated with staff reductions. In many of our markets, we are required to make significant mandatory payments for government-sponsored social welfare programs, and we have little control over these costs. Our marketing expenses include the costs of direct mail and other mass marketing programs, advertising, customer communications, trade show participation, web site management and other promotional costs. Our professional fees included the cost of using outside consultants to assist with the implementation of our financial and back office systems at our operating companies, as well as the cost of using outside consultants for financial review and attestation engagements. Other selling, general and administrative expenses include the costs of travel, rent, utilities, insurance and bad debt expense.

Trends in our selling, general and administrative costs were affected by two countervailing factors. In 2000 we continued our aggressive strategy and acquired 9 additional Internet services providers. Simultaneously, we began to focus on organic growth by hiring additional sales, marketing, finance and technical personnel, as well as additional or replacement infrastructure and systems. These new hires and purchases were intended to permit us to scale our operations to take advantage of the ongoing explosive growth in the Internet and technology sectors. As we implemented our organic growth plan, our expenses ramped up through the latter part of 2000 and into 2001. Beginning late in the first quarter 2001, we began to see rapidly deteriorating economic conditions and declining revenue growth rates in all our markets. In response, our operations began cost reduction programs, including the reduction of direct costs, staff and, in some cases, the consolidation of office space. We have incurred certain non-recurring expenses relating to staff lay-offs and lease terminations, among other things. These expenses have increased our general and administrative expenses. However, we expect recurring general and administrative expense to decline as we continue our cost reduction programs. We expect to see additional non-recurring expenses at least throughout 2002 as we continue to identify and implement cost reduction opportunities. Additionally in 2002, we have incurred and will continue to incur significant costs to address billing and customer care problems that we encountered during the integration of multiple acquired companies into single company operations in several of our largest markets, such amounts may be significant.

We incurred selling, general and administrative expenses of $102.6 million for the year ended December 31, 2001, a 27% increase over the $80.7 million we incurred for the year ended December 31, 2000. Approximately $7.1 million or 32% of the increase relates to the 9 operations that we purchased during 2000 that were consolidated for only a portion of 2000 but were consolidated for all of 2001.

Compensation expense increased from $41.2 million in 2000 to $53.7 million in 2001, an increase of $12.5 million. Approximately $3.1 million of this increase relates to severance payments and termination benefits provided in connection with the termination of approximately 152 employees incurred under our cost reduction program. Another $4.9 million can be attributed to the 9 operations that we owned for all of 2001 but owned for only a portion of 2000. Our compensation cost increased during the first half of 2001 as our employee count grew to over 1,200 and then began decreasing as we reduced our headcount to less than 1,000 employees by December 31, 2001.

In conjunction with our cost cutting measures, marketing and sales expenses decreased 39% from $8.8 million for the year ended December 31, 2000 to $5.4 million for the year ended December 31, 2001.

Professional fees increased from $5.4 million in 2000 to $11.5 million in 2001 primarily due to the implementation of our financial systems and our multi-vendor integrated provisioning, billing and customer care platform, or Integrated Platform. We substantially completed the implementation throughout the organization of our new financial accounting software system. We decided to suspend development and deployment of our Integrated Platform. We expect to incur professional fees and other costs associated with work required to improve or replace legacy systems that the Integrated Platform was intended to replace. We are currently reviewing the scope of the work required, and have yet to assess the aggregate costs involved. However, we anticipate that the costs will be less than the cost of continuing to develop and deploy the Integrated Platform.

Bad debt expense for the year ended December 31, 2000 and 2001 was $2.4 million and $7.9 million, respectively. The increase in bad debt expense was partially attributable to the deteriorating economic conditions, which necessitate more conservative estimates regarding bad debt reserves. Additionally, we completed in-country integrations of several of our operations. Due to significant turnover in the collections staff at these locations, significant delays to the collections processes occurred, which adversely affected the aging and potential collectibility of customer account balances.

Through December 31, 2001 we have recorded deferred stock compensation totaling $12.6 million in connection with the grant of stock options to employees, This amount represents the difference between the fair market value of our common stock on the dates these options were granted and the exercise price of the options, net of forfeitures of non-vested stock options upon employee termination. The amount is included as a component of stockholders’ equity and is being amortized over the vesting period of the individual options, generally four years. For the years ended December 31, 2000 and 2001, we recorded $5.6 million and $3.0 million, respectively, in non-cash stock compensation charges, leaving $2.3 million to be recognized over the remaining vesting periods. The remaining compensation charges will be recognized primarily in 2002.

Depreciation and amortization:

	Twelve months ended
	December 31, 2000	December 31, 2001	%Increase/ (Decrease)
	(in thousands of U.S. dollars)
Depreciation and amortization	46,697	58,909	26%
% of Total Revenue	47%	65%

The largest component of our depreciation and amortization expense has been the amortization of the goodwill arising from our acquisitions. Goodwill, which has been amortized over five years, is created when the price at which we acquire a company exceeds the fair value of its net tangible and intangible assets. As a result of our acquisitions, we amortize substantial amounts of goodwill and other intangible assets. Goodwill amortization will cease upon adoption of Financial Accounting Standards Board Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002 and goodwill will be periodically tested for impairment in accordance with the provisions of SFAS 142.

We also recognize depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciate telecommunications equipment and computers over their useful lives, generally ranging from three to five years. The cost of network infrastructure purchased under indefeasible right of use agreements, or IRU, is being amortized over the lesser of the estimated useful life or term of the agreement, generally 20 to 25 years.

Our depreciation and amortization expense was $58.9 million for the year ended December 31, 2001, up from $46.7 million for the year ended December 31, 2000. This increase was primarily due to the amortization of goodwill related to the 9 consolidated operations that we owned for all of 2001, but that we owned for only a portion of 2000. The acquisition of these operations and the implementation of our international network also increased our depreciation expense for telecommunications equipment, computers and other fixed assets. For the 2001 period, $43.5 million, or 74%, of our depreciation and amortization expense was related to the amortization of goodwill and other acquired intangibles and $15.4 million, or 26%, was related to the depreciation of fixed assets. For the 2000 period, $36.7 million, or 79%, of our depreciation and amortization expense was related to the amortization of goodwill and other acquired intangibles and $10.0 million, or 21%, was related to the depreciation of fixed assets.

Impairment charges:

	Twelve months ended		% Increase/ (Decrease)
	December 31, 2000	December 31, 2001
	(in thousands of U.S. dollars)
Impairment charges	—	149,290
% of Total Revenue	0%	166%

On a periodic basis, management reviews the carrying value of the investment in our operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-lived assets. In its review, management considers market and competitive factors, operating and financial trends and the business outlook for each operation. As of June 30, 2001, management concluded that an impairment of goodwill had occurred. As a result, we recorded goodwill impairment charges of $48.0 million of goodwill related to our North American; U.K., Ireland and Southern Europe; and South American regions. The goodwill impairment charges for these regions were $47.2 million, $524,000 and $324,000, respectively. During the three months ended December 31, 2001, management concluded that an impairment of our long-lived assets had occurred. As a result, $76.8 million of goodwill and other acquired intangible assets and $19.8 million of fixed assets were recorded as impairment charges as of December 31, 2001. The goodwill and other acquired intangible assets impairment charges for Central and Western Europe; U.K., Ireland and Southern Europe; North America; and South America was $39.0 million, $17.6 million, $17.2 million and $3.0 million, respectively. The fixed asset impairment for the corporate and regional IRU companies; North America; Central and Western Europe; South America; and U.K., Ireland and Southern Europe was $9.1 million, $4.8 million, $3.3 million, $2.0 million and $644,000, respectively. (See Note 2 to the consolidated financial statements for further information).

As a result of our ongoing strategic and operational review, we have already decided to take certain steps, including suspending the development and deployment of our multi-vendor integrated provisioning, billing and customer care platform, the Integrated Platform, and eliminating our regional management and staff. During the year ended December 31, 2001, we recorded an impairment charge of $4.7 million to write-off costs capitalized during the development of the integrated platform. We anticipate that our actions will reduce our 2002 cash outflow. (See Note 2 to the consolidated financial statements for further information).

Interest income, net:

	Twelve months ended
	December 31, 2000	December 31, 2001	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Interest income, net	11,171	6,930	(38)%
% of Total Revenue	11%	8%

We earn interest income primarily by investing our available cash in short-term treasury securities funds. To date, this interest income has been partially offset by interest expense, largely arising from purchase and lease financing of equipment.

For the year ended December 31, 2001, we earned $7.3 million in interest income, a 39% decrease over the $11.9 million we earned for the year ended December 31, 2000. Interest income in 2001 and 2000 was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. We also incurred $381,000 of interest expense for the year 2001, as compared to $714,000 of interest expense incurred in 2000.

Other expense, net:

	Twelve months ended
	December 31, 2000	December 31, 2001	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Other expense, net	2,395	867	(64)%
% of Total Revenue	2%	1%
Our other expense, net includes non-recurring income or expenses, such as the gain or loss associated with the sale of an asset.

For the year ended December 31, 2001, we had $867,000 in other expense as compared to $2.4 million in other expense for the same period in 2000. The expense in 2000 was primarily due to the impairment of an investment security acquired in 1999 in conjunction with the acquisition of VIA NET.WORKS Mexico. The expense in 2001 is primarily due to the impairment of the residual investment security at our Mexican operation.

Foreign currency losses, net:

	Twelve months ended
	December 31, 2000	December 31, 2001	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Foreign currency losses, net	4,725	5,923	25%
% of Total Revenue	5%	7%

We recognized a $5.9 million foreign currency loss for the year ended December 31, 2001, as compared to a $4.7 million foreign currency loss for the year ended December 31, 2000. The losses in 2001 and 2000 are primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts as well as the revaluation of intercompany balances. We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. The remainder of the loss was contributed by fluctuations in the five other non-Euro-linked currencies in which we hold assets.

Income tax benefit (expense):

	Twelve months ended
	December 31, 2000	December 31, 2001	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Income tax benefit (expense)	(985)	290	(129)%
% of Total Revenue	1%	<1%

While we have incurred consolidated operating losses from inception through December 31, 2001, we have recorded a benefit for income taxes of approximately $290,000 largely as a result of income tax refunds expected based on net operating loss carrybacks related to our wholly-owned subsidiary, VIA NET.WORKS U.S.A., Inc. (fka Interactive Multimedia Corporation) for the year ended December 31, 2001. Prior to its acquisition by VIA NET.WORKS Inc. in August 2000, VIA NET.WORKS USA Inc. generated taxable income, which may now be offset by losses carried back from the current tax year. In addition, there is a small amount of foreign income tax benefit, as well as a deferred tax benefit related to the change from a net deferred tax liability to zero. We have provided a valuation allowance for our net deferred tax assets of $58.1 million reducing our net deferred tax assets to zero. Valuation allowances are used to reduce the net deferred tax assets to the amounts considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

At December 31, 2001 and 2000, VIA had U.S. net operating loss carryforwards of approximately $34.8 million and $16.0 million, respectively, which may be used to reduce future taxable income. These U.S. net operating losses begin to expire in 2018. At December 31, 2001 and 2000, VIA had net operating loss carryforwards generated from its foreign subsidiaries of approximately $91.8 million and $44.1 million, respectively, of which $36.1 million expires between 2002 and 2011 and $55.7 million has an indefinite carryforward period.

Year ended December 31, 2000 compared with the year ended December 31, 1999

Revenue:

	Twelve months ended
	December 31, 1999	December 31, 2000	% Increase/ (Decrease)
	(in thousands of dollars)
Residential Access	6,213	7,871	27%
% of Total Revenue	16%	8%
Business Access	20,572	51,047	148%
% of Total Revenue	52%	51%
Value Added Services	12,509	40,518	224%
% of Total Revenue	32%	41%
Total Revenue	39,294	99,436	153%

Revenue for the year ended December 31, 2000 increased 153% to $99.4 million as compared to $39.3 million for the year ended December 31, 1999. This revenue was generated by the 26 consolidated subsidiaries that we owned for all or a portion of 2000, as compared to the 17 consolidated subsidiaries that we owned for a portion of 1999. Of our 2000 revenue, 59% came from the sale of Internet access, 51% from business access and 8% from residential access. Although business access revenue increased by $30.5 million and residential access revenue increased by $1.7 million from the previous year, both categories decreased on a percentage of revenue basis. Business access revenue and residential access revenue declined to 51% and 8% of total revenue in 2000, respectively from 52% and 16% of total revenue in 1999, respectively. Additionally, during 2000, VIA eliminated one low margin, wholesale contract, which resulted in a run-off of business access revenue in the fourth quarter of the year. This run-off continued into the first quarter of 2001. Remaining 2000 revenue came from value added services, including web hosting, web design, domain name registration, data networking, managed bandwidth and bundled service offerings. Revenue from value added services increased to 41% of total revenue in 2000 from 32% in 1999.

Internet services:

	Twelve months ended
	December 31, 1999	December 31, 2000	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Internet services	19,211	54,638	184%
% of Total Revenue	49%	55%

Our Internet services operating costs were $54.6 million for the year ended December 31, 2000. We had $19.2 million of Internet services operating costs for the year ended December 31, 1999. We incurred these costs primarily to lease lines, purchase transit for the local networks and compensate customer care personnel.

Additionally, we incurred operating costs associated with our international network, which we established in June 1999. The 184% increase in costs from 1999 to 2000 was due to the costs incurred by the 9 consolidated operations acquired during 2000 and costs incurred by the 13 consolidated operations that we owned for all of 2000, but only for a portion of 1999.

Selling, general and administrative:

	Twelve months ended
	December 31, 1999	December 31, 2000	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Selling, general & administrative costs	35,587	80,733	127%
% of Total Revenue	91%	81%

Our largest selling, general and administrative expenses were compensation costs, the costs associated with marketing our products and services, and professional fees paid to outside consultants. Compensation costs included salaries and related benefits, commissions and bonuses and costs associated with staff reductions. Our marketing expenses included the costs of direct mail and other mass marketing programs, advertising, customer communications, trade show participation, web site management and other promotional costs. Our professional fees included the cost of using outside consultants to assist with the implementation of our financial and back office systems at our operating companies, as well as the cost of using outside consultants for financial review and attestation engagements. Other selling, general and administrative expenses included the costs of travel, rent, utilities, insurance and bad debt expense.

We incurred selling, general and administrative expenses of $80.7 million for the year ended December 31, 2000, a 127% increase over the $35.6 million we incurred for the year ended December 31, 1999. This increase was due to the costs incurred by the 9 consolidated operations we acquired during 2000, and costs incurred by the 13 consolidated operations that we owned for all of 2000 but that we owned for a portion of 1999, as well as costs incurred to support our organic growth. During 2000, $58.8 million, or 73%, of the expenses were incurred by our 26 subsidiaries and $21.9 million, or 27%, of the costs were incurred by our corporate organization. The expenses incurred by our corporate organization increased by 131% between 1999 and 2000, largely due to the costs associated with employing a larger number of corporate and regional personnel and identifying and acquiring an increasing number of operating companies.

Depreciation and amortization:

	Twelve months ended
	December 31, 1999	December 31, 2000	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Depreciation and amortization	19,425	46,697	140%
% of Total Revenue	49%	47%

We also recognized depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciated telecommunications equipment and computers over their useful lives, generally ranging from three to five years. The cost of network infrastructure purchased under indefeasible right of use agreements, or IRA, is being amortized over the lesser of the estimated useful life or term of the agreement, generally 20 to 25 years.

Our depreciation and amortization expense was $46.7 million for the year ended December 31, 2000, up from $19.4 million for the year ended December 31, 1999. This increase was primarily due to the amortization of goodwill arising from 9 consolidated operations acquired in 2000 and amortization related to the 13 consolidated operations that we owned for all of 2000, but only for a portion of 1999. The acquisition of these operations and the implementation of our international network also increased our depreciation expense for telecommunications equipment, computers and other fixed assets. For the 2000 period, $36.7 million, or 79%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $10.0 million, or 21%, was related to the depreciation of fixed assets. For the 1999 period, $15.1 million, or 78%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and $4.3 million, or 22%, was related to the depreciation of fixed assets.

Interest income, net:

	Twelve months ended
	December 31, 1999	December 31, 2000	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Interest income, net	1,185	11,171	843%
% of Total Revenue	3%	11%

We earned interest income primarily by investing our available cash in short-term treasury securities funds. This interest income was partially offset by interest expense, largely arising from purchase and lease financing of equipment.

For the year ended December 31, 2000, we earned $11.9 million in interest income, a 358% increase over the $2.6 million we earned for the year ended December 31, 1999. Interest income in 2000 was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The interest income in 1999 was generated from investing funds from the sale of preferred shares until those funds were used for acquisitions, operating expenses or capital expenditures. We raised $127.9 million in April 1999. In 2000, we incurred $714,000 of interest expense, as compared to $1.5 million of interest expense incurred in 1999.

Other expense, net:

	Twelve months ended
	December 31, 1999	December 31, 2000	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Other expense, net	177	2,395	1,253%
% of Total Revenue	<1%	2%
For the year ended December 31, 2000, we had $2.4 million in other expense as compared to $177,000 in other expense for the same period in 1999. The expense in 2000 is primarily due to the impairment of an investment security acquired in 1999 in conjunction with the acquisiton of VIA NET.WORKS Mexico. The expense in 1999 represents the loss related to our minority investment in i-way. In August 1999, we purchased all of the remaining equity in i-way.

Foreign currency gains (losses), net:

	Twelve months ended
	December 31, 1999	December 31, 2000	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Foreign currency gains (losses), net	824	(4,725)	(673)%
% of Total Revenue	2%	5%

We recognized a $4.7 million foreign currency loss for the year ended December 31, 2000, as compared to a $824,000 foreign currency gain for the year ended December 31, 1999. The loss in 2000 was primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts as well as the revaluation of intercompany balances. We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. The remainder of the loss was contributed by fluctuations in the five other non-Euro-linked currencies in which we hold assets.

Income tax expense:

	Twelve months ended
	December 31, 1999	December 31, 2000	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Income tax expense	65	985	1,415%
% of Total Revenue	less than 1%	1%

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

Quarterly Results of Operations

The information below has been derived from our unaudited consolidated financial statements. In the opinion of our management, our unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements, which appear elsewhere on this Form 10-K, and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary to fairly present this information. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	For the three months ended
	Mar 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands of U.S. Dollars)
	(unaudited)
Revenue:
Access	$12,309	$15,603	$16,609	$14,397	$12,998	$11,527	$11,059	$11,110
Value added services	7,587	10,035	10,379	12,517	12,438	11,905	10,298	8,724

Total revenue	19,896	25,638	26,988	26,914	25,436	23,432	21,357	19,834
Impairment charges	—	—	—	—	—	47,992	—	101,298
Other operating costs and expenses	37,481	44,258	47,821	52,508	52,669	54,034	53,285	52,384

Total operating costs and expenses	37,481	44,258	47,821	52,508	52,669	102,026	53,285	153,682
Loss from operations	$(17,585)	$(18,620)	$(20,833)	$(25,594)	$(27,233)	$(78,594)	$(31,928)	$(133,848)
Net loss	$(16,962)	$(16,103)	$(24,089)	$(19,881)	$(30,490)	$(79,010)	$(26,199)	$(135,229)
Basic and diluted loss per share	$(0.56)	$(0.27)	$(0.40)	$(0.33)	$(0.50)	$(1.30)	$(0.43)	$(2.25)

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million in the aggregate through three private preferred stock offerings between August 1997 and April 1999. Through our initial public offering of common stock in February 2000, we raised approximately $333.0 million, net of underwriting discounts and commissions. At December 31, 2001, we had cash and cash equivalents of $137.9 million.

Cash used in operating activities was $64.9 million for the year ended December 31, 2001 and $15.1 million for the year ended December 31, 2000. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation, amortization, impairment charges, non-cash stock compensation charges, provision for doubtful accounts receivable and unrealized foreign currency transaction losses.

Cash used in investing activities was $30.7 million for the year ended December 31, 2001 and $96.6 million for the same period in 2000. In 2001, we used cash to increase our investment in one partially owned operation and to make two contingent earn-out payments in connection with 2000 acquisitions. In 2000, cash was primarily used for the acquisitions of DNS, Highspeed, IAE, IMC On-line, ISAR, Microtech, Net4You, SmartComp and Symphonie-Mnet and for the increase in investments in various partially owned subsidiaries. In 2001, we used $22.6 million for the purchase of property and equipment.

Cash used in financing activities was $3.5 million for the year ended December 31, 2001, compared with cash provided by financing activities of $329.1 million for the year ended December 31, 2000. In 2001, cash was used primarily to repay debt and acquire treasury shares. $1.2 million was used to repay our vendor debt to Global Crossing, which financed the purchase of our trans-Atlantic 155 Mbs IRU backbone. The balance of this debt, or $1.3 million, is due by June 2002. We used $1.5 million to repay the remaining debt related to acquisitions. We used $497,000 to acquire treasury shares under our open-market stock repurchase plan. In 2000, cash was primarily generated through the initial public offering of our common stock in February 2000.

VIA began 2001 with $237.8 million in cash. We had negative cash flow of $99.9 million during 2001, leaving us with $137.9 million in cash at December 31, 2001. As a result of significantly lower than expected revenues, the reduction in negative cash flow that we had anticipated during the year did not materialize. To ensure our long-term viability, we have taken and will continue to take steps to reduce our negative cash flow and preserve capital. We continue to reassess our geographic footprint, market opportunities, product offerings and cost structure in order to best position VIA in its markets and ensure that we reach positive cash flow with significant cash reserves remaining. This reassessment may result in our taking any one or more of the following actions: closing or sale of offices or country operations, scaling back or ceasing infrastructure projects, entering into strategic relationships or business combinations, or other similar restructuring actions. There can be no assurance that we will be successful in any of these efforts. In addition, while we expect that our actions will result in a reduction in recurring costs, they may also result in a reduction in revenues. It is also likely that we will incur substantial non-recurring costs to implement one or more of the restructuring actions. We believe that our available cash and anticipated cash flow from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. However, unless the capital markets improve in the interim, we cannot assure you that we will be able to obtain further financing if we are unsuccessful in reaching a steady cash flow position before our cash reserves are depleted.

In 2000 and 2001, we used approximately $1.9 million and $15.2 million, respectively, in cash, to fund our continuing investment in back-office systems and other supporting infrastructure, including our Integrated Platform. Between 2000 and 2001, we have spent approximately $12.4 in the aggregate on the development and deployment of our Integrated Platform that we intended to deploy in all of our operations. Although, certain components of the Integrated Platform will be utilized in some of our locations, we will incur certain one-time costs associated with the suspension of work on the Integrated Platform related primarily to employee and consultant termination costs. We will also incur costs associated with improvement or replacement of the legacy systems and ongoing costs associated with the maintenance of these systems. We expect these one-time and ongoing costs to be less than the estimated $17 million that would be required to fully deploy the Integrated Platform throughout the operations and the $4 million annual maintenance of the system.
As of December 31, 2001, we had the following outstanding debt balances:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$1,504	$1,354	$148	$2	$—
Capital Lease Obligations	401	302	99	—	—
Operating Leases (including operations and maintenance payments under IRU agreements)	21,561	4,427	6,565	3,406	7,163

Total	$23,466	$6,083	$6,812	$3,408	$7,163

Foreign Currency Exchange Risks

In 2001, we conducted business in 15 different currencies, including the Euro and the U.S. dollar. The value of these currencies fluctuates in relation to the U.S. dollar. At the end of each reporting period, the revenues and expenses of our operating companies are translated into U.S. dollars using the average exchange rate for that period, and their assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of that period. Fluctuations in these exchange rates impact our financial condition, revenues and results of operations, as reported in U.S. dollars.

Exchange rates can vary significantly. During the year ended December 31, 2001, we experienced similar exchange rate fluctuations in all eight of the Euro-linked currencies in which we transact business. The Euro-linked currencies varied by approximately 15% in relation to the U.S. dollar during 2001, and at December 31, 2001 were approximately 6% below where they were at the beginning of the year. We recorded foreign currency losses of $5.9 million for the year, primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts as well as the revaluation of intercompany balances. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

Our local operations transact business in their local currencies. They do not have significant assets, liabilities or other accounts denominated in currencies other than their local currency, and therefore are not subject to exchange rate risk with respect to their normal operations, with the exception of intercompany transactions. On a consolidated basis, we are subject to exchange rate risks because we translate our local operations’ financial data into U.S. dollars.

As of January 1, 2002, the Euro became the sole legal currency for 11 of the 15 European Union member countries. This includes nine of our operating markets. As a result, for 2002, we will conduct business in only seven currencies compared to 15 currencies in 2001.

Our operations in Argentina have been adversely affected as a result of unfavorable economic conditions and exchange restrictions introduced by Argentine government in early December 2001 when the Argentine government established withdrawal restrictions that severely limited cash withdrawals. At year-end and through January 11, 2002, no transactions were conducted in U.S. dollars and there was no exchangeability between the peso and the dollar. Trading resumed on January 11, 2002, resulting in a significant devaluation of the Argentine peso against the U.S. dollar. The transfer of U.S. dollars out of Argentina continues to be restricted.

We expect that current uncertainties of the Argentine economic state will continue to have a negative impact on the results of our operations in Argentina. In 2001, we derived 2% of the consolidated revenue from our Argentine operations. In 2002, our Argentine results, in U.S. dollar terms, are expected to be significantly impacted due to the devaluation of the Argentine peso and the general weakness of the Argentine economy. As of December 31, 2001, net assets of our Argentine subsidiary were insignificant.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combination.” The provisions of SFAS 141

(1)	require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001,

(2)	provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and

(3)	require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized.

SFAS 141 also requires that upon adoption of SFAS 142 we will reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142

(1)	prohibit the amortization of goodwill and indefinite-lived intangible assets,

(2)
require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired),

(3)	require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and

(4)	remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

Effective January 2001, in accordance with the provisions of SFAS No.142, we will cease to amortize the remaining $18.8 million of goodwill. Prior to impairment charges, we recorded $41.0 million in goodwill and acquired workforce amortization in 2001. Under SFAS 142, the Company is required to perform an initial impairment analysis of its goodwill as of January 1, 2002 and an annual impairment review thereafter. We have taken steps to prepare for adoption of SFAS 142 and do not expect to record an impairment charge upon completion of the initial impairment review. SFAS 142 also requires that goodwill be tested for impairment in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. There can be no assurance that additional impairment charges will not be required in subsequent periods.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The provisions of this Statement will be effective for financial statements issued for our fiscal year 2002. The adoption of this Statement is not expected to have a significant impact on our financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion relates to our exposure to market risk, related to changes in interest rates and changes in foreign exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially due to a number of factors, as set forth in the “Risk Factors” section in Item 1 of this Form 10-K.

VIA has exposure to financial market risks, including changes in interest rates and foreign exchange rates. At December 31, 2001, VIA’s financial instruments consisted of short-term investments and fixed rate debt related to acquisitions and network purchases. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At December 31, 2001 all of our investments are due to mature within three months and the carrying value of such investments approximates fair value. The majority of our debt obligations have fixed rates of interest and are due in the coming year.

As mentioned previously in the “Foreign Currency Exchange Risks” section, VIA has Euro denominated cash accounts, which expose the company to foreign currency exchange rate risk. As of December 31, 2001, a 10 percent increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of $2.4 million. Additionally, VIA is exposed to foreign exchange rate risk related to its obligations denominated in foreign currencies. These obligations are a result of acquiring operating companies in various European and Latin American countries. VIA is also subject to risk from changes in foreign exchange rates for its international operations, which use a foreign currency as their functional currency and are translated into U.S. dollars. These risks cannot be reduced through hedging arrangements.

Item 8.    Financial Statements and Supplementary Data

VIA’s consolidated financial statements and notes thereto are identified in Part IV, Item 14a on this Form 10-K, are included in this Form 10-K where indicated below, and are incorporated herein by reference:

All financial statement schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

Selected quarterly financial data appears in Part II Item 7 under the heading “Quarterly Results of Operations” and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding our Directors and Executive Officers is incorporated into this annual report on Form 10-K by reference to the information under the captions “Election of Directors,” and “Executive Officers” in VIA’s proxy statement for the 2002 Annual Meeting of Stockholders, to be held on May 21, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance:

Information regarding Section 16(a) reporting compliance is incorporated into this annual report on Form 10-K by reference to the information under the caption “ Section 16(A) Beneficial Ownership Reporting Compliance “ in VIA’s proxy statement for the 2002 Annual Meeting of Stockholders, to be held on May 21, 2002.

Item 11.    Executive Compensation

Information regarding executive compensation is incorporated into this annual report on Form 10-K by reference to the information under the captions “Report of Compensation Committee” and “Executive Compensation” in VIA’s proxy statement for the 2002 Annual Meeting of Stockholders, to be held on May 21, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information regarding the ownership of our stock by certain beneficial owners and management is incorporated into this annual report on Form 10-K by reference to the information under the caption “Ownership of Securities” in VIA’s proxy statement for the 2002 Annual Meeting of Stockholders, to be held on May 21, 2002.

Item 13.    Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated into this annual report on Form 10-K by reference to the information under the captions “Compensation Committee Interlocks and Insider Participation” and “Related Transactions” in VIA’s proxy statement for the 2002 Annual Meeting of Stockholders, to be held on May 21, 2002.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.  Documents filed as a part of this report.

1.  FINANCIAL STATEMENTS

See Index to Consolidated Financial Statements on page F-1, which is incorporated herein by reference.

2.  FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statement Schedules on page F-1, which is incorporated herein by reference.

3.  EXHIBITS

See Index to Exhibits on page E-1, which is incorporated herein by reference.

b.  Reports on Form 8-K.

VIA filed no reports on Form 8-K during the three months ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIA NET.WORKS, Inc.

By:	/s/ KARL MAIER
Karl Maier Chief Executive Officer

Date: March 28, 2002

SIGNATURES

Date: March 28, 2002

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VIA NET.WORKS, Inc. and in the capacities indicated as of March 28, 2002.

/S/ KARL MAIER Karl Maier	Chief Executive Officer (Principal Executive Officer)

/S/ MICHAEL J. SIMMONS Michael J. Simmons	President

/S/ CATHERINE A. GRAHAM Catherine A. Graham	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ STEVEN C. HALSTEDT Steven C. Halstedt	Chairman of the Board of Directors

/S/ GABRIEL BATTISTA Gabriel Battista	Director

/S/ WILLIAM J. ELSNER William J. Elsner	Director

/S/ STEPHEN J. ELEY Stephen J. Eley	Director

/S/ ADAM GOLDMAN Adam Goldman	Director

/S/ WILLIAM A. JOHNSTON William A. Johnston	Director

/S/ JOHN G. PUENTE John G. Puente	Director

/S/ ERIK M. TORGERSON Erik M. Torgerson	Director

All financial statement schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of VIA NET.WORKS, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VIA NET.WORKS, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
March 28, 2002

VIA NET.WORKS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands of U.S Dollars, except share data)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$237,839	$137,854
Trade and other accounts receivable, net of allowance of $3,623, and $8,393 respectively	16,570	16,020
Other current assets	5,228	4,597

Total current assets	259,637	158,471
Property and equipment, net	39,227	20,579
Goodwill and other acquired intangible assets, net	181,082	18,770
Other noncurrent assets	1,202	881

Total assets	$481,148	$198,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,866	$11,200
VAT and other taxes payable	2,332	1,442
Short-term notes, current portion of long-term debt and capital lease obligations	3,265	1,632
Deferred revenue	14,360	12,188
Accrued expenses	9,905	13,708
Other current liabilities	1,947	2,049

Total current liabilities	53,675	42,219

Long-term debt and capital lease obligations, less current portion	1,894	241

Total liabilities	55,569	42,460

Commitments and contingencies

Minority interest in consolidated subsidiaries	597	—

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized; 54,061,998 and 54,908,233 shares issued and outstanding; respectively	54	55
Non-voting convertible common stock, $.001 par value; 7,500,000 shares authorized; 6,770,001 and 5,936,667 shares issued and outstanding; respectively	7	6
Additional paid-in capital	558,432	557,358
Treasury stock, $.001 par value; 32,000 and 697,196 shares; respectively	(236)	(733)
Accumulated deficit	(113,693)	(384,621)
Deferred compensation	(6,409)	(2,311)
Accumulated other comprehensive loss	(13,173)	(13,513)

Total stockholders’ equity	424,982	156,241

Total liabilities and stockholders’ equity	$481,148	$198,701

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. Dollars, except share and per share data)

	For the years ended December 31,
	1999	2000	2001
Revenue	$39,294	$99,436	$90,059

Operating costs and expenses:
Internet services	19,211	54,638	50,912
Selling, general and administrative	35,587	80,733	102,551
Impairment charges	—	—	149,290
Depreciation and amortization	19,425	46,697	58,909

Total operating costs and expenses	74,223	182,068	361,662

Loss from operations	(34,929)	(82,632)	(271,603)

Interest income	2,640	11,885	7,311
Interest expense	(1,455)	(714)	(381)
Other expense, net	(177)	(2,395)	(867)
Foreign currency gains (losses), net	824	(4,725)	(5,923)

Loss before minority interest and income taxes	(33,097)	(78,581)	(271,463)
Income tax benefit (expense)	(65)	(985)	290
Minority interest in loss of consolidated subsidiaries	2,167	2,531	245

Net loss	$(30,995)	$(77,035)	$(270,928)

Basic and diluted loss per share	$(28.55)	$(1.46)	$(4.47)

Shares used in computing basic and diluted loss per share	1,085,564	52,892,772	60,638,960

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands of U.S. Dollars, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, January 1, 1999	273,042	—	216	—	(5,663)	—	(434)	(5,881)
Comprehensive loss:
Net loss	—	—	—	—	(30,995)	—	—	(30,995)
Foreign currency translation adjustment	—	—	—	—	—	—	(5,647)	(5,647)

Total comprehensive loss	—	—	—	—	—	—	—	(36,642)
Grant of employee stock options below fair market value	—	—	14,485	—	—	(14,485)	—	—
Amortization of deferred compensation	—	—	—	—	—	1,697	—	1,697
Issuance of common stock	1,689,629	2	11,322	—	—	—	—	11,324

Balance at December 31, 1999	1,962,671	2	26,023	—	(36,658)	(12,788)	(6,081)	(29,502)

Comprehensive loss:
Net loss	—	—	—	—	(77,035)	—	—	(77,035)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,092)	(7,092)

Total comprehensive loss	—	—	—	—	—	—	—	(84,127)
Grant of employee stock options below fair market value	—	—	588	—	—	(588)	—	—
Amortization of deferred compensation	—	—	—	—	—	5,602	—	5,602
Stock option forfeitures	—	—	(1,365)	—	—	1,365	—	—
Conversion of preferred shares to common shares at initial public offering	39,993,650	40	180,893	—	—	—	—	180,933
Issuance of common stock	18,875,678	19	352,293	(236)	—	—	—	352,076

Balance at December 31, 2000	60,831,999	$61	$558,432	(236)	$(113,693)	$(6,409)	$(13,173)	$424,982

Comprehensive loss:
Net loss	—	—	—	—	(270,928)	—	—	(270,928)
Foreign currency translation adjustment	—	—	—	—	—	—	(340)	(340)

Total comprehensive loss	—	—	—	—	—	—	—	(271,268)
Purchase of treasury shares	—	—	—	(497)	—	—	—	(497)
Amortization of deferred compensation	—	—	—	—	—	2,978	—	2,978
Stock option forfeitures	—	—	(1,120)	—	—	1,120	—	—
Issuance of common stock for exercise of stock options	12,901	—	46	—	—	—	—	46

Balance at December 31, 2001	60,844,900	$61	$557,358	$(733)	$(384,621)	$(2,311)	$(13,513)	$156,241

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. Dollars)

	For the years ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(30,995)	$(77,035)	$(270,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,425	46,697	58,909
Impairment charges	—	—	149,290
Employee stock compensation	1,697	5,602	2,978
Provision for doubtful accounts receivable	640	2,436	7,863
Loss on investment	—	2,563	—
Unrealized foreign currency transaction (gains) losses	(824)	541	3,026
Minority interest in loss of consolidated subsidiaries	(2,167)	(2,531)	(245)
Loss in unconsolidated affiliate	177	—	—
Non-cash other expense	—	2,162	761

Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(1,712)	(6,341)	(8,824)
Other current assets	(1,505)	(1,772)	231
Other noncurrent assets	484	(2,656)	(217)
Accounts payable	4,202	6,869	(9,866)
VAT and other taxes payable	—	—	(796)
Accrued expenses	1,956	5,689	4,331
Other current liabilities	(3,637)	(459)	313
Deferred revenue	2,188	3,120	(1,701)

Net cash used in operating activities	(10,071)	(15,115)	(64,875)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(91,454)	(78,694)	(8,244)
Restricted cash	(15,000)	—	—
Proceeds from the disposition of operating subsidiary	—	—	321
Purchases of property and equipment	(9,534)	(20,263)	(22,568)
Purchases of indefeasible rights of use	(7,259)	—	—
(Purchase) disposition of other assets	544	2,344	(204)

Net cash used in investing activities	(122,703)	(96,613)	(30,695)

Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(9,320)	(3,287)	(3,012)
Proceeds from issuance of common stock	1,426	332,341	46
Purchase of treasury stock	—	—	(497)
Proceeds from issuance of mandatorily redeemable convertible preferred stock.	127,858	—	—
Deferred equity offering costs	(1,482)	—	—

Net cash provided by (used in) financing activities	118,482	329,054	(3,463)
Effect of currency exchange rate changes on cash	(352)	446	(952)

Net increase (decrease) in cash and cash equivalents	(14,644)	217,772	(99,985)
Cash and cash equivalents, beginning of period	34,711	20,067	237,839
Cash and cash equivalents, end of period	$20,067	$237,839	$137,854

Supplemental disclosure of cash flow information:
Cash paid for interest	$783	$424	$285

Income taxes paid	$30	$137	$153

Noncash investing and financing transactions:
Common stock issued to satisfy debt	$2,747	$5,183	$—

Common stock issued in connection with acquisitions	$7,149	$4,847	$—

Acquisition of indefeasible rights of use financed through long-term debt	$4,241	$—	$—

Non-cash relief of acquisition debt	$—	$—	$400

Treasury shares obtained in exchange for stock option exercises	$—	$236	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. Dollars, except share and per share data)

1.    Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations:

VIA NET.WORKS, Inc. (the “Company” or “VIA”) was founded on June 13, 1997 for the purpose of acquiring existing Internet services providers around the world. The focus of the Company is to be a premier provider of managed IP solutions, including web hosting, ecommerce, Internet security and other services, primarily to the small and mid-sized business market. In 1999, the Company amended its Certificate of Incorporation to change the Company’s name from V-I-A Internet, Inc. to VIA NET.WORKS, Inc.

Risks and Uncertainties:

For the year ended December 31, 2001, we had net losses of $270.9 million and cash used by operations of $64.9 million. If we are unable to increase our revenue or scale down our costs and investment expenditures, we will continue to experience negative cash flow.

To ensure its long-term viability, the Company has taken and will continue to take steps to reduce its negative cash flow and preserve capital. The Company continues to reassess its geographic footprint, market opportunities, product offerings and cost structure in order to best position VIA in its markets and ensure that it reaches positive cash flow with significant cash reserves remaining. This reassessment may result in the Company taking any one or more of the following actions: closing or sale of offices or country operations, scaling back or ceasing infrastructure projects, entering into strategic relationships or business combinations, or other similar restructuring actions. There can be no assurance that the Company will be successful in any of these efforts. In addition, while the Company expects that its actions will result in a significant reduction in recurring costs, they may also result in a reduction in revenues. It is also likely that the Company will incur substantial costs to implement one or more of the restructuring actions. As of December 31, 2001, the Company had $137.9 million in cash and cash equivalents. The Company believes that its available cash and anticipated cash flow from operations will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. However, unless the capital markets improve in the interim, there is no assurance that the Company will be able to obtain further financing if it is unsuccessful in reaching a steady cash flow position before its cash reserves are depleted.

The Company's operations in Argentina have been adversely affected as a result of unfavorable economic conditions and exchange restrictions introduced by Argentine government in early December 2001 when the Argentine government established withdrawal restrictions that severely limited cash withdrawals. At year-end and through January 11,2002, no transactions, at the Company's Argentine subsidiary, were conducted in U.S. dollars and there was no exchangeability between the peso and the dollar. Trading resumed on January 11,2002, resulting in a significant devaluation of the Argentine peso against the U.S. dollar. The transfer of U.S. dollars out of Argentina continues to be restricted. The Company expects that current uncertainties of the Argentine economic state will continue to have a negative impact on the results of its operations in Argentina. In 2001, the Company derived 2% of the consolidated revenue from its Argentine operations. In 2002,the Company's Argentine results, in U.S. dollar terms, are expected to be significantly impacted due to the devaluation of the Argentine peso and the general weakness of the Argentine economy. As of December 31, 2001, net assets of the Company's Argentine subsidiary were insignificant

Significant Accounting Policies

The Company’s critical accounting policies are as follows:

•	Recognition of revenue,

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

•	Estimation of valuation allowances and accrued liabilities and

•	Valuation of long-lived assets.

Recognition of revenue:

The Company derives its revenue from the sale of Internet goods and services, specifically Internet access and other Internet value-added services, such as managed bandwidth, web and applications hosting. As described below, management judgments and estimates must be made in connection with the revenue recognized in any accounting period. Material differences might result in the amount and timing of the Company’s revenue for any period if its management made different judgments or utilized different estimates, primarily with respect to collectibility assessment.

For revenue transactions the Company applies the provisions of Staff Accounting Bulletin No. 101 “Revenue Recognition.” The Company recognizes revenue from the sale of Internet goods and services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. At the time of the transaction, the Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not perform credit checks on potential customers before providing services. If the Company determines that collection of a fee is not reasonably assured, the revenue is generally recognized upon the receipt of cash, provided other revenue recognition criteria have been satisfied.

The Company’s practices regarding the evidence of an arrangement vary from country to country. Generally, for sales, other than those completed over the Internet, the Company uses either a purchase order or a customer agreement as evidence of an arrangement. For sales over the Internet, the Company generally uses a credit card authorization as evidence of an arrangement.

All of the Company’s access revenue is recognized as it is earned over the period the services are provided. Revenues from the sale of value added Internet services are also recognized over the period in which the services are provided. Revenue from installation, training and consulting is recognized as the related services are rendered, although such amounts have not been material. Revenue from hardware and third-party software sales is recognized upon delivery or installation of the products, depending on the terms of the arrangement, provided other revenue recognition criteria have been satisfied.

Estimation of valuation allowances and accrued liabilities:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of the collectibility of the Company’s accounts receivables and the amount of its accrued telecommunications cost.

Management considers current economic trends, historical bad debts, accuracy of billing data, customer credit-worthiness and changes in customer payment patterns when analyzing specific accounts receivable balances to determine the adequacy of the allowance for doubtful accounts. At least quarterly, management performs a detailed review of the accounts receivable balance to ensure that the consolidated allowance for doubtful accounts is sufficient to cover uncollectable amounts.

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

As stated above, management makes estimates of the amount of telecommunications expense to accrue in each reporting period. The Company pays other network providers for transit. This fee allows the Company to transmit its customers’ information to or from the Internet over the third party networks. The Company also pays other recurring telecommunications costs, including the cost of the local telephone lines its leased line customers use to reach the Company’s PoPs and access its services. As network providers often bill on a semi-annual or longer basis and such invoices have historically been subject to dispute when received, management must make estimates of the total amount due to each provider at the end of each reporting period based on internal documentation and historical trends. To date the Company’s estimates have not materially differed from amounts ultimately due.

Valuation of long-lived assets:

On a periodic basis, management reviews the carrying value of the investment in its operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-lived assets, primarily goodwill. In its review, management considers the following:

•	market and competitive factors, including trends within the telecommunications industry broadly and the market for internet access specifically, as well as general economic trends,

•	operating and financial trends, including significant underperformance relative to expected historical or projected operating results and

•
business outlook for each operation, including changes in the expected revenues and cash flows for each of our operations, changes in our customers and the services that they require and our strategic plans for each business.

The carrying amounts of goodwill, acquired intangible assets and other long-lived assets are reviewed if facts or changes in circumstances suggest that they may be impaired. If this review indicates the carrying amounts of long-lived assets will not be recoverable, as determined based on estimated undiscounted future cash flows of the acquired assets, the carrying amounts of long-lived assets are reduced to their estimated fair value. Fair value is determined based on a projected discounted cash flow or other methods. In 2001, the Company recorded impairment charges or $149.3 million (see Note 2 for further information).

In 2002, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company will cease amortization of the remaining $18.8 million of goodwill. In 2001, prior to impairment charges, the Company recorded $41.0 million in goodwill and acquired workforce amortization. Under SFAS 142, the Company is required to perform an initial impairment analysis of its goodwill as of January 1, 2002 and an annual impairment review thereafter. The Company has taken steps to prepare for adoption of SFAS 142 and does not expect to record an impairment charge upon completion of the initial impairment review. SFAS 142 also requires that goodwill be tested for impairment in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. There can be no assurance that additional impairment charges will not be required in subsequent periods.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results could differ from the recorded estimates.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. We recognize minority interest for subsidiaries where we own less than 100% of the equity of the company. The recording of minority interest eliminates a portion of operating results equal to the percentage of equity we do not own. We discontinue allocating losses to the minority interests when the minority interest is reduced to zero. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. The Company’s cash and investment policies limit investments to short-term, investment grade instruments. Concentration of credit risk, with respect to accounts receivable, is limited due to the large number and geographic dispersion of customers comprising the Company’s customer base.

Property and Equipment:

Property and equipment are recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets, generally three to five years. The Company has purchased software to facilitate its global information processing, financial reporting and access needs. These costs and related software implementation costs are capitalized, in accordance with SOP 98-1, “Accounting for the Cost of Internal Use Software,” and amortized over the estimated useful life, generally three years. The cost of network infrastructure purchased under indefeasible right of use agreements (IRU) is capitalized and amortized over the lesser of the estimated useful life or term of the agreement, generally 20 to 25 years. Cost includes major expenditures for improvements and replacements, which extend useful lives or increase capacity of the assets. Expenditures for maintenance and repairs are expensed as incurred. The carrying value of property, plant and equipment is assessed when events or changes in circumstances indicate an impairment may be present. If an impairment is present, the assets are reported at the lower of carrying value or fair value as determined, in accordance with SFAS No. 121. In 2001, the Company recorded fixed asset impairment charges of $24.5 million. (See Note 2 for further information).

Goodwill and Other Acquired Intangible Assets:

The Company has recorded goodwill and other acquired intangible assets related to its acquisitions. Goodwill and other intangible assets are amortized using the straight-line method over a five-year period. The Company

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

periodically reviews goodwill and other intangible assets to assess recoverability based upon events or changes in circumstances at each operation. Impairments of goodwill and other intangibles assets are determined in accordance with SFAS No. 121. During the year ended December 31, 2001, the Company recorded goodwill and other intangible asset impairment charges of $124.8 million. (See Note 2 for further information).

Advertising Costs:

Costs related to advertising and service promotion are charged to operating expense as incurred. Advertising expense was $2,021, $4,803 and $2,554 for the years ended December 31, 1999, 2000 and 2001, respectively.

Income Taxes:

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized. In conjunction with business acquisitions, the Company records acquired deferred tax assets and liabilities. Future reversals of the valuation allowance on acquired deferred tax assets will first be applied against goodwill and other intangible assets before recognition of a benefit in the consolidated statements of operations.

Stock-Based Compensation:

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in SFAS No. 123, which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied.

Foreign Currency:

The functional currency for the Company’s international subsidiaries is the applicable local currency. Accordingly, assets and liabilities are translated at year-end exchange rates while revenue and expenses are translated at the average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders’ equity. Transaction gains or losses, including gains or losses on foreign currency denominated inter-company balances, are recorded in the consolidated statements of operations.

Fair Value of Financial Instruments:

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of debt and capital lease obligations approximate their fair value.

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

Loss Per Share:

Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the year. Diluted loss per share is computed using the weighted-average number of shares of common stock adjusted for the dilutive effect of common stock equivalents, such as convertible preferred stock, stock options, warrants and contingently issuable shares of common stock. Common stock equivalent shares are calculated using the “if-converted” method or the treasury stock method, as applicable. Due to losses by the Company, the following securities that were outstanding for each of the years presented have been excluded from the computation of diluted loss per share, as their effect would be antidilutive:

	Convertible
	Stock Options	Stock Warrants	Preferred Stock
December 31, 1999	5,416,498	100,000	39,993,650
December 31, 2000	7,988,654	100,000	—
December 31, 2001	8,529,773	100,000	—

There is no difference between basic and diluted loss per share for each of the periods presented.

Comprehensive Loss:

Comprehensive loss consists of net loss and foreign currency translation adjustments as presented in the consolidated statements of stockholders’ equity (deficit).

Segment Reporting:

The Company discloses its segments using the “management” approach. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s reportable segments.

Recent Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” collectively referred to as the “Standards”. SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combination”. The provisions of SFAS 141

(1)  require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001,

(2)  provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and

(3)  require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized.

SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142

(1)  prohibit the amortization of goodwill and indefinite-lived intangible assets,

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

(2)  require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired),

(3)  require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and

(4)  remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

Effective January 2002, in accordance with the provisions of SFAS No. 142, the Company will cease to amortize the remaining $18.8 million of goodwill. Prior to impairment charges, the Company recorded $41.0 million in goodwill and acquired workforce amortization in 2001. Under SFAS 142, the Company is required to perform an initial impairment analysis of its goodwill as of January 1, 2002 and an annual impairment review thereafter. The Company has taken steps to prepare for adoption of SFAS 142 and does not expect to record an impairment charge upon completion of the initial impairment review. SFAS 142 also requires that goodwill be tested for impairment in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. There can be no assurance that additional impairment charges will not be required in subsequent periods.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The provisions of this Statement will be effective for financial statements issued for the Company’s fiscal year 2002. The adoption of this Statement is not expected to have a significant impact on the Company’s financial position or results of operations.

2. Impairment	Charges

During the three months ended June 30, 2001, decreased valuations of comparable businesses in current market transactions triggered an impairment review of the Company’s long-lived assets. As a result of this review, the Company determined that the undiscounted cash flows associated with certain of its long-lived assets would not be sufficient to recover the carrying amount of such assets. In accordance with SFAS 121, the Company recorded a goodwill impairment charge of approximately $48.0 million related to operations in Mexico, U.S.A., Spain and Brazil. The respective amounts for this charge were $31.1 million, $16.1 million, $524,000 and $324,000. This impairment charge was taken to reflect the operations in these countries at fair value. The estimates of the fair values of the long-lived assets were based on a valuation of such assets performed by management. The fair values, as required by SFAS 121, did not consider the value of such assets in a forced sale or liquidation and were based primarily on an analysis of the operations’ revenue streams, based on multiples derived from comparable market transactions.
During the three months ended December 31, 2001, in light of continued economic weakness in the Company’s international markets, including the deteriorating economic situation in South America, significant historical operating losses sustained by the Company in its major markets and expected future operating losses, the Company initiated a strategic review of its international operations. In conjunction with this strategic review, the Company performed an impairment analysis of its long-lived assets. As a result, the Company determined that

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

the carrying amounts of certain of its long-lived assets exceeded the future undiscounted cash flows as of December 31, 2001. The Company estimated the fair value of these assets based on a discounted cash flow analysis and recorded an impairment charge of approximately $96.6 million. The assumptions made in calculating the impairment charges, including estimates of cash flows, discount rates, revenue streams and comparable market transactions, represent management’s best estimates.
The $96.6 million impairment charge is comprised of $76.8 million related to goodwill and other acquired intangible assets and $19.8 million related to fixed assets. The $76.8 million impairment charges of goodwill and other acquired intangible assets related to the Company’s operations in Germany, Mexico, France, U.K., Switzerland, the Netherlands, U.S.A., Portugal, Italy, Spain, Argentina, Brazil, Austria and Ireland. The respective amounts for these charges were $15.3 million, $12.4 million, $9.4 million, $7.9 million, $7.0 million, $6.1 million, $4.8 million, $3.6 million, $3.3 million, $2.4 million, $1.6 million, $1.4 million, $1.1 million and $520,000. The $19.8 million fixed asset impairment charges related to the Company’s corporate and regional IRU companies and its operations in Mexico, Germany, Brazil, Portugal, France, Argentina, Austria and Switzerland. The respective amounts for these charges were $9.1 million, $4.8 million, $2.3 million, $1.5 million, $644,000, $581,000, $446,000, $250,000 and $158,000.

As a result of our ongoing strategic and operational review, we have decided to suspend the development and deployment of our multi-vendor integrated provisioning, billing and customer care platform, or Integrated Platform. During the year ended December 31, 2001, we recorded an impairment charge of $4.7 million to write-off costs capitalized during the development of the Integrated Platform.

The composition of impairment charges recorded in fiscal 2001 was as follows:

Fixed assets	$24,468
Goodwill and other intangible assets	124,822

Total impairment charges	$149,290

Management has no other current plans that would affect the carrying value of the Company’s assets or liabilities. However, as discussed in Note 1, the Company is reassessing its geographic footprint, market opportunities, product offerings and cost structure. Certain of the actions the Company might take as a result of this reassessment may lead to additional impairment or restructuring charges in future periods and such amounts may be material.

3.     Acquisitions of Certain Businesses

In 1999 and 2000, the Company made a series of acquisitions of Internet services providers located in Europe, Latin America and the U.S., offering services that included Internet access, web hosting, ecommerce, Internet security and other services, primarily to small and mid-sized businesses.

Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies were included in the Company’s consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including intangible assets, and liabilities assumed, based upon their respective fair values at the acquisition dates. Identifiable intangible assets as of the date of acquisition primarily consisted of a customer base, employee workforce and the trade name. Because the Company’s operating strategy following an acquisition resulted in changing the existing target market from residential subscribers to small and mid-sized businesses and focused on the VIA NET.WORKS brand name, the value allocated to the acquired customer bases and trade names was not

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

significant. Likewise, due to the short operating history of most of these acquired businesses, there was uncertainty as to employee retention. As a result, a significant portion of the purchase price has been allocated to goodwill.

In 1999 and 2000, the Company completed 22 acquisitions for cash, company stock and notes payable (in thousands of U.S. Dollars):

	Number of Businesses Acquired	Aggregate Purchase Price	Assets Acquired	Liabilities Assumed
1999	13	$92,327	$15,867	$18,321
2000	9	$75,715	$8,454	$6,356

Total	22	$168,042	$24,321	$24,677

During 2001, the Company paid approximately $1.1 million to acquire the remaining interest in one company in Switzerland. Additionally, the Company paid approximately $7.1 million in contingent earn-out payments related to the original purchase of several companies.

In 2001, VIA NET.WORKS Deutschland completed the sale of its 100% interest in Ecce Terram to that company’s former owner. The transaction resulted in no net gain or loss in the consolidated statements of VIA, however, the transaction did result in the relief of $400,000 of previously recorded debt related to the acquisition of Ecce Terram. The Company also repaid $195,000 of acquisition debt related to the purchase of the Austrian operation. We also paid approximately $900,000 to retire debt and approximately $402,000 for a contingent earn-out payment recognized as compensation expense, both in connection with the original acquisition of DNS, now included as part of VIA NET.WORKS France. Additionally, we paid approximately $500,000 for a contingent earn-out payment recognized as compensation expense, in connection with the original acquisition of VIA NET.WORKS Spain.

The acquisitions of certain businesses included consideration in the form of common stock. A portion of the common stock was issued at closing and put into escrow as security against any claims that might be asserted by VIA against the sellers of these companies. The escrowed shares will be distributed to the former owners of certain subsidiaries, assuming that no claims are made by VIA under the original purchase agreement. As of December 31, 2001, we had 70,159 shares in escrow related to these agreements.

The following presents the unaudited pro forma results of operations of the Company for the years ended December 31, 1999 and 2000 as if the acquisitions had been consummated on January 1, 1999. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of goodwill and other intangible assets relating to the acquisitions.

	December 31,
	1999	2000
	(unaudited)	(unaudited)
Revenue	$58,978	$107,200
Net loss	(45,035)	(84,138)
Basic and diluted loss per share	$(41.49)	$(1.59)

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at January 1, 1999 or the results that may occur in the future.

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

4.    Accounts Receivable

At December 31, 2000 and 2001, accounts receivable are presented net of allowance for doubtful accounts of approximately $3.6 million and $8.4 million, respectively. The allowance for doubtful accounts includes the following:

Description	Balance at beginning of period	Balances of acquired subsidiaries	Charged to costs and expenses	Deductions(1)	Balance at end of period
Year ended December 31, 1999:
Allowance for doubtful accounts	$217	$822	$640	$(383)	$1,296

Year ended December 31, 2000:
Allowance for doubtful accounts	$1,296	$113	$2,436	$(222)	$3,623

Year ended December 31, 2001:
Allowance for doubtful accounts	$3,623	$—	$7,863	$(3,093)	$8,393

(1)	Amounts represent the write off of uncollectible accounts receivable balances.

5.    Property and equipment

Property and equipment consisted of the following:

	December 31,
	2000	2001
Hardware and other equipment	$21,999	$15,520
Network and data center assets	26,691	12,526
Software	7,595	11,174
Furniture and fixtures	2,999	2,140

	59,284	41,360
Accumulated depreciation and amortization	(20,057)	(20,781)

Property and equipment, net	$39,227	$20,579

Total depreciation expense was $4,331, $9,975 and $15,361 in 1999, 2000 and 2001, respectively. As of December 31, 2001, the Company held $8,988 of capitalized network infrastructure under capital lease/IRU arrangements. The related accumulated amortization was $5,544. As of December 31, 2001, the Company held $11,174 of capitalized internal use software with related accumulated amortization expense of $3,909.

The Company has a 25-year Indefeasible Right of Use, or IRU, from Global Crossing and its wholly owned affiliates that expires June 2024. In January 2002, Global Crossing and certain other affiliated subsidiaries filed for U.S. bankruptcy protection. Global Crossing has until the end of April 2002 to file a plan of reorganization that will be submitted to the bankruptcy court for approval. A number of other groups have publicly stated their intentions to submit their own proposals to acquire some or all of the assets or the businesses of Global Crossing. Global Crossing has continued to maintain service on the trans-Atlantic rings on which the Company has acquired IRU capacity and has publicly stated its intention to continue most or all of its network services upon

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

reorganization. If service on our trans-Atlantic IRU is interrupted or terminated because of the financial difficulties or decisions made in the course of the bankruptcy proceedings of Global Crossing, peering and transit relationships the Company has in place from our pan-European backbone network will provide contingency and quality backup capabilities for its Internet traffic to reach U.S. destinations. However, if the Company is required to rely on these peering and transit relationship for all its trans-Atlantic traffic, the Company may incur additional costs and experience a lesser quality of service in reaching non-European destinations. There can be no assurances that Global Crossing or any potential acquirers of its assets or business will continue to provide service on the cable on which the Company has acquired trans-Atlantic capacity. If this service becomes unavailable to the Company, and if they do not successfully acquire alternative service of materially similar capacity and quality, its ability to provide quality levels of IP service will be adversely impacted.

During the three months ended December 31, 2001, the Company recorded a fixed asset impairment charge of $24.5 million, including a $4.7 million write down of the Integrated Platform, related to the Company’s corporate and regional companies and its foreign operations. The table above shows the balances as of December 31, 2001 after the effect of the impairment charges. The respective amounts for the fixed asset impairment charges related to the Hardware and other equipment; Network and data center assets; Software; and Furniture and fixtures was $6,241; $12,140; $5,393 and $694. (See Note 2 for further information).

6.    Goodwill and Other Acquired Intangible Assets

Goodwill and other intangible assets acquired through business acquisitions consisted of the following:

	December 31,
	2000	2001
Goodwill	$220,378	38,726
Customer base	8,360	—
Employee workforce	3,760	—
Accumulated amortization	(51,416)	(19,956)

Total	$181,082	$18,770

Total amortization expense was $15,094, $36,722 and $43,548 in 1999, 2000 and 2001, respectively. The value assigned to goodwill, customer base and employee workforce is amortized over estimated useful lives of five years. During the year ended December 31, 2001, the Company recorded an impairment charge of $124.8 million related to its goodwill and other acquired intangible assets at all of its operations. The table above shows the balances as of December 31, 2001 after the effect of the impairment charges. The respective amounts for the impairment charges related to goodwill,customer base andemployee workforce were $185,743, $8,680 and $3,760. The reduction in accumulated amortization related to the impairment charges was $73,361. (See Note 2 for further information.)

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

7.    Short-term Notes, Long-term Debt and Capital Lease Obligations

Short-term notes, long-term debt and capital lease obligations consisted of the following:

	December 31,
	2000	2001
Acquisition debt	$1,495	$—
Debt related to IRU Agreements, 12%, due in the first and second quarters of 2002	2,476	1,293
Capital lease obligations at interest rates ranging from 7.8% to 8.0%, due monthly to 2004	866	369
Notes payable, due monthly through 2002	322	211

	5,159	1,873
Less current portion	(3,265)	(1,632)

Long-term portion	$1,894	$241

The scheduled maturities of long-term debt outstanding at December 31, 2001 are summarized as follows:

2002	1,632
2003	209
2004	30
2005	2
2006 and thereafter	—

$1,873

8.    Stock Compensation and Retirement Plans

Key Employee Equity Plan:

During 1998, the Company adopted the V-I-A Internet Inc. Key Employee Equity Plan (the “KEEP Plan”), an incentive plan to attract and retain qualified officers, key employees, directors and other persons at VIA and our operating companies. The KEEP Plan provides for the granting of stock options to key employees of the Company. Rights are granted with an exercise price as determined by the Company’s Board of Directors. On August 9, 2001, the Company amended the KEEP Plan to permit, among other things, grants of non-incentive stock options to employees, consultants or advisors, other than to directors and officers, of the Company. The options granted under the amended KEEP Plan vest over such periods as may be determined by the Board of Directors, generally terminate on the 10th anniversary of the grant date unless terminated earlier, and have exercise price equal to the closing price for our stock on the Nasdaq National Market on the last trading day immediately prior to the date of grant. As of December 31, 2001 and 2000, the Company had reserved 214,517 and 800,000 common shares, respectively, for issuance under the amended KEEP Plan. There were no grants related to the amended KEEP Plan during the year ended December 31, 2001.

Stock Option Plan:

In 2000, the Company adopted the Amended and Restated 1998 Stock Option and Restricted Stock Plan (the “Option Plan”). The Option Plan allows the Company to issue employees either incentive or non-qualified options, which vest over such periods as may be determined by the Board of Directors, generally two to four

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

years. The options expire no later than ten years and one month after grant date. The Option Plan allows for grants, which would allow the grantees to exercise their options prior to vesting in exchange for restricted common stock or restricted stock units, however, no such grants have been made. Options granted prior to our initial public offering in February 2000 have an exercise price equal to the estimated value of the common stock at the date of grant as determined by the Company’s Board of Directors. Options granted after the date of our initial public offering have an exercise price equal to the closing price for our stock on the Nasdaq National Market on the last trading day immediately prior to the date of grant. As of December 31, 2000 and 2001 the Company has reserved 9,200,000 common shares for issuance under the Option Plan.

Warrants for Common Stock:

In April 1998, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $2.40, to a non-employee member of the Board of Directors. These warrants vested immediately and expire five years from the grant date. As of December 31, 2001 no warrants have been exercised.

Fair Value of Stock Options and Warrants:

For disclosure purposes under SFAS No. 123, the fair value of each stock option and warrant granted is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	1999		2000		2001
	KEEP Plan	Option Plan	KEEP Plan	Option Plan	KEEP Plan	Option Plan
Expected life in months	2	12–48	2	48-84	—	84
Risk-free interest rate	4.4%	4.9%	5.5%	6%	0%	5.02%
Volatility	0%	0%–50%	90%	90%	0%	125%
Dividend yield	0%	0%	0%	0%	0%	0%

For all options granted subsequent to the initial filing of the Company’s public offering in November 1999 through December 31, 1999, a volatility factor of 50% was used. For options granted in the fiscal year 2000, a volatility factor of 90% was used. For options granted in fiscal year 2001, a volatility factor of 125% was used.

Utilizing these assumptions, the weighted-average fair value of the stock options granted was as follows:

	1999	2000	2001
KEEP Plan	$0.15	$3.22	$0
Option Plan	$4.54	$12.17	$1.87

Under the above model, the total fair value of stock options granted was approximately $20,172, $47,057 and $3,643 in 1999, 2000 and 2001, respectively, which would be amortized on a pro forma basis over the

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

option-vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company’s pro forma results would have been as follows:

	For the Years Ended December 31,
	1999		2000		2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net loss	$(30,995)	$(31,827)	$(77,035)	$(85,061)	$(270,928)	$(281,438)
Net loss per share	$(28.55)	$(29.32)	$(1.46)	$(1.61)	$(4.47)	$(4.64)

Following is a summary of the Company’s stock option and warrant activity through December 31, 2001:

	Number of Shares of Common Stock			Price Per Share	Weighted Average Exercise Price
	KEEP Plan	Option Plan	Warrants
Balance at December 31, 1998	340,000	1,030,000	100,000	$1.00–$ 2.40	$2.11

Granted	332,000	4,380,500	—	$4.00–$ 9.75	$7.50
Exercised	(495,158)	—	—	$2.40–$ 9.75	$3.16
Forfeited	(116,842)	(54,002)		$2.40–$ 9.75	$5.36

Balance at December 31, 1999	60,000	5,356,498	100,000	$1.00–$ 9.75	$6.16

Granted	37,500	4,006,150	—	$6.13–$21.63	$15.12
Exercised	(90,325)	(384,279)	—	$2.40–$ 9.00	$4.96
Forfeited	(7,175)	(989,715)		$2.40–$19.00	$9.94

Balance at December 31, 2000	—	7,988,654	100,000	$1.00–$21.63	$10.49

Granted	—	1,951,760	—	$0.86–$ 6.13	$2.04
Exercised	—	(12,901)	—	$2.40–$ 4.00	$3.65
Forfeited	—	(1,397,740)	—	$2.05–$19.00	$10.86

Balance at December 31, 2001	—	8,529,773	100,000	$0.86–$21.63	$8.61

Exercisable, December 31, 1999	60,000	670,442	100,000	$1.00–$ 9.00	$4.48

Exercisable, December 31, 2000	—	2,086,639	100,000	$1.00–$18.69	$6.38

Exercisable, December 31, 2001	—	3,704,962	100,000	$1.00–$21.63	$9.35

During 1999 and 2000, prior to the initial public offering, the Company determined that the fair value of the underlying common stock exceeded the exercise price of certain stock option grants by $14,485 and $588, respectively. Such amounts, net of forfeitures, are being amortized over the vesting period. The Company recognized an expense of $1,697, $5,602 and $2,978 in 1999, 2000, and 2001, respectively.

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

The following table summarizes information about the outstanding and exercisable options and warrants at December 31, 2001:

	Outstanding Weighted-Average Remaining Contractual Life Exercisable
Exercise Price	Number	(months)	Number
$0.86	879,960	117.1	—
$0.88	45,000	115.5	—
$1.00	300,000	75.5	268,749
$1.18	106,000	115.3	—
$2.05	624,300	112.7	—
$2.40	218,542	80.4	159,735
$4.00	827,929	88.3	582,514
$6.06	243,500	109.3	—
$6.13	403,000	107.3	97,781
$8.25	283,292	91.2	184,841
$9.00	2,040,000	97.0	1,327,705
$9.75	411,000	95.0	230,478
$10.56	50,000	104.5	15,624
$12.94	39,500	104.1	13,167
$14.88	244,000	104.0	82,958
$16.00	183,000	96.6	85,289
$18.69	540,250	101.9	202,595
$19.00	1,087,500	99.2	452,339
$21.63	3,000	100.2	1,187

	8,529,773	99.9	3,704,962

9.    Stockholders’ Equity

During the three months ended September 30, 2001, 833,334 shares of non-voting common stock were converted to voting shares of common stock. In June 2001, the Company announced a stock repurchase plan that will allow the Company to spend up to $10 million to repurchase shares of its common stock. Under the plan, the Company may repurchase shares of its common stock from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not require that the Company purchase any specific number of shares and the plan may be suspended at any time. The Company’s repurchase of shares of common stock are recorded as “Treasury Stock” and result in a reduction of “Stockholders’ Equity.”

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

10.    Income Taxes

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Years Ended December 31,
	1999	2000	2001
Statutory U.S. federal income tax rate	34%	34%	34%
Minority interest	3	1	—
Goodwill amortization	(11)	(16)	(5)
Impairment charges	—	—	(15)
State income taxes, net	1	1	—
Change in valuation allowance	(34)	(17)	(12)
Loss in unconsolidated subsidiary	—	—	—
International subsidiaries—book reporting in excess of tax reporting	8	(2)	(2)
Other	(1)	—	—

Effective income tax rate	0%	1%	0%

The (benefit from) provision for income taxes is summarized below:

	For the Years Ended December 31,
	1999	2000	2001
Current income taxes:
International	$65	$946	$(3)
Federal	—	—	(246)
State	—	27	(29)

	65	973	(278)
Deferred income taxes:
International	—	12	(12)
Federal	—	—	—
State	—	—	—

Total deferred income taxes	—	12	(12)

Total (benefit from) provision for income taxes	$65	$985	$(290)

The components of loss before income taxes and minority interest are as follows:

	For the Years Ended December 31,
	1999	2000	2001
U.S operations	$(8,215)	$(17,693)	$(45,125)
Non-U.S. operations	(24,882)	(60,888)	(226,338)

	$(33,097)	$(78,581)	$(271,463)

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

Deferred tax assets and liabilities were comprised of the following:

	1999	2000	2001
Deferred tax assets:
Federal net operating loss carryforward	$3,695	$6,088	13,243
Start-up costs	962	294	170
Cash to accrual adjustment at U.S. subsidiary	—	335	19
Deferred compensation	770	2,435	1,326
Unrealized foreign currency loss	—	—	368
Other—International	—	1,675	9,127
Other	403	1,623	2,031
International subsidiaries net operating loss carryforward	5,979	16,482	31,927

Gross deferred tax assets	11,809	28,932	58,211

Deferred tax liabilities:
Unrealized foreign currency gain	(412)	(341)	—
Foreign acquired intangible assets	—	(3,467)	—
Depreciation and amortization	(70)	(60)	(130)

Gross deferred tax liabilities	(482)	(3,868)	(130)

Net deferred tax assets	11,327	25,064	58,081
Valuation allowance	(11,327)	(25,076)	(58,081)

Net deferred tax asset (liability)	$—	$(12)	$—

The net deferred tax assets have been reduced by a valuation allowance since management has determined that currently it is more likely than not that these benefits will not be realized. The change in the valuation allowance was an increase of $33,005 in 2001, which is primarily related to additional operating losses in the U.S. and foreign jurisdictions and amounts attributable to the decrease of both U.S. and foreign fixed assets and purchased intangible assets other than goodwill for the foreign subsidiaries. The company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of these valuation allowances.

At December 31, 1999, 2000 and 2001, the Company had U.S. net operating loss carryforwards of approximately $9,731, $16,022 and $34,849 respectively, which may be used to offset future taxable income. These carryforwards begin to expire in 2018. Further, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur.

At December 31, 1999, 2000 and 2001, the Company had net operating loss carryforwards generated by from its foreign subsidiaries of approximately $17,235, $44,118 and $91,812 respectively, of which $36,067 expires between 2002 and 2011 and $55,745 has an indefinite carryforward period. It is expected that all earnings generated from foreign subsidiaries will be permanently reinvested in those subsidiaries.

11.    Commitments and Contingencies

The Company leases office space and equipment under non-cancelable operating leases expiring on various dates through 2010. In addition, the Company is required to make quarterly payments for certain operations and maintenance services over the life of the IRU arrangements ranging from 20-25 years. Rent expense for the years ended December 31, 1999, 2000 and 2001, $1,726, $3,723 and $5,586 respectively.

The Company also leases telecommunications and other equipment under capital leases.

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

Future minimum lease payments under non-cancelable operating leases (including operations and maintenance payments under IRU agreements) and capital leases at December 31, 2001 are as follows:

Year Ending December 31,	Operating	Capital
2002	$4,427	$302
2003	3,793	77
2004	2,772	22
2005	1,865	—
2006	1,541	—
2007 and thereafter	7,163	—

	$21,561	401

Less amount representing interest		(32)

Present value of future minimum lease payments		369

On November 5, 2001 a class action lawsuit was filed in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering (“IPO”) and certain of our officers, under the title O’Leary v. VIA NET.WORKS, et al [01-CV-9720] (the “Complaint”) The Complaint alleges that the prospectus the Company filed with its registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices (“Tie-in Arrangements”), thereby artificially inflating the Company’s stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. This Complaint is one of over 300 similar suits filed to date against underwriters, issuers and their officers alleging similar activities, known as “laddering”. We believe that any allegations in the Complaint of wrongdoing on the part of VIA or our officers are without legal merit. We have retained legal counsel and intend to vigorously defend against these allegations.

The Company is subject to certain other claims and legal proceedings that arise in the normal course of business. Management believes that the ultimate resolution of these matters will not be material to the Company’s financial position, results of operations or cash flows.

12.    Segment Reporting

The Company offers a variety of Internet access, managed bandwidth, web hosting, ecommerce, Internet security and related services to businesses and consumers in Europe, Latin America and the United States. As of December 31, 2001, the Company served primary markets in 15 countries, with operations organized into four geographic operating segments—North America; South America; the United Kingdom (U.K.), Ireland and Southern Europe; and Central and Western Europe. These segments generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design, consulting services, and sale of third-party hardware and software.

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of U.S. Dollars, except share and per share data)

Each of these geographic operating segments is considered a reportable segment, and the accounting policies of the operating segments are the same as those described in Note 1. The Company evaluates the performance of its segments based on revenue and loss from operations before depreciation and amortization, impairment charges and non-cash compensation charges (“EBITDA”). Beginning in the second quarter of 2001, we allocated certain corporate and regional expenses to the local subsidiaries based upon revenue and other financial metrics. Corporate expenses, which are not allocated to one of the operating segments, are shown to reconcile to the total consolidated figures. Beginning in the quarter ended December 31, 2001, VIA modified its definition of total segment assets. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts. Additionally, in the same quarter, the company reorganized the segments so that Corporate now includes the regional IRU companies. Prior year amounts have been reclassified to conform to the current year presentation. As a part of our ongoing cost reduction program, we have now eliminated our regional management structure and associated staff. The table below presents information about the reported revenue, EBITDA and assets of the Company’s segments for the years ended December 31, 1999, 2000 and 2001.

	Corporate	North America	South America	U.K., Ireland and Southern Europe	Central and Western Europe	Total
The year ended December 31, 1999:
Revenue	$—	$2,447	$5,376	$19,549	$11,922	$39,294
EBITDA	(8,478)	(514)	(1,316)	(465)	(3,034)	(13,807)
Assets	44,202	37,399	13,131	64,530	40,321	199,583
The year ended December 31, 2000:
Revenue	$—	$14,452	$6,368	$45,908	$32,708	$99,436
EBITDA	(17,816)	(3,649)	(5,569)	409	(3,708)	(30,333)
Assets	240,625	87,443	11,570	67,264	74,246	481,148
The year ended December 31, 2001:
Revenue	$—	$17,458	$6,024	$33,215	$33,362	$90,059
EBITDA	(15,675)	(7,231)	(4,971)	(14,923)	(17,626)	(60,426)
Impairment charges	(13,824)	(69,088)	(5,331)	(18,778)	(42,269)	(149,290)
Assets	140,071	5,972	1,322	29,868	21,468	198,701

Adjustments to reconcile total EBITDA to loss before income taxes and minority interest are as follows:

	For the Year Ended December 31, 1999	For the Year Ended December 31, 2000	For the Year Ended December 31, 2001
EBITDA	$(13,807)	$(30,333)	$(60,426)
Non-cash compensation	(1,697)	(5,602)	(2,978)
Impairment charges	—	—	(149,290)
Depreciation and amortization	(19,425)	(46,697)	(58,909)

Loss from operations	(34,929)	(82,632)	(271,603)
Interest income, net	1,185	11,171	6,930
Other expense and foreign currency gains (losses), net	647	(7,120)	(6,790)

Loss before income taxes and minority interest	$(33,097)	$(78,581)	$(271,463)

The three largest revenue producing countries for 1999, the United Kingdom, Germany and Argentina, generated revenues in the amounts of $16,923, $8,253, and $3,136, respectively. For 2000 and 2001, the three largest revenue producing countries, the United Kingdom, Germany and Mexico, generated revenues in the amounts of $40,158, $13,088, and $16,510; $25,946, $12,701 and $13,611, respectively. Revenue from our U.S. operating company, for the period in 2000 for which it was owned, was $1,365. Our U.S. operating company revenue for the year ended 2001 was $3,852.

EXHIBIT INDEX

Exhibit
3.1	Amended and Restated Certificate of Incorporation of VIA NET.WORKS, Inc. (1)

3.2	Amended and Restated Bylaws of the VIA NET.WORKS, Inc. (2)

10.1*	Amended and Restated 1998 Stock Option and Restricted Stock Plan (2)

10.2*	Form of 1998 Stock Option and Restricted Stock Plan Incentive Stock Option Agreement for Executive employee (4)

10.3*	Form of 1998 Stock Option and Restricted Stock Plan Incentive Stock Option Agreement for non-executive employee (4)

10.4*	Key Employee Equity Plan, as amended (5)

10.5*	Amendment No. 2 to Key Employee Equity Plan (2)

10.6	Form of Purchase Agreement by and between VIA and its preferred stockholders (3)

10.7**	Indefeasible Right of Use Agreement in Inland Capacity (United Kingdom), dated as of June 21, 1999, by and between GT U.K. Ltd. and VIA NET.WORKS Europe Holding B.V. (5)

10.8**	Indefeasible Right of Use Agreement in Inland Capacity (United States), dated as of June 21, 1999, by and between GT Landing Corp. and VIA NET.WORKS Europe Holding B.V. (5)

10.9**	Capacity Purchase Agreement, dated as of June 21, 1999, by and between Atlantic Crossing Ltd. And VIA NET.WORKS Europe Holding B.V. (5)

10.10**	Customer Agreement for an IRU Capacity, dated as of July 21, 1999, by and between iaxis Limited and VIA NET.WORKS, Europe Holding B.V. (5)

10.11**	Software License and Support Agreement by and between Portal Software, Inc. and VIA Net Works, U.K. Limited, dated as of October 29, 1999 (5)

10.12	Distribution and Revenue Sharing Agreement, dated as of June 30, 1999, by and between Trellix Corporation and VIA NET.WORKS, Inc. (5)

10.13	Amended and Restated Stockholders Agreement by and among VIA NET.WORKS, Inc. and the additional parties named therein, dated as of April 20, 1999 (5)

10.14	Registration Rights Agreement by and among VIA NET.WORKS, Inc. and the stockholders named therein (4)

10.15	Transit Service Agreement, dated as of August 1, 1999, between Verio Inc. and VIA NET.WORKS, Inc. (5)

10.16*	Employee Letter Agreement between VIA and Antonio Tavares (4)

10.17*	Employee Confidentiality Agreement between VIA and Antonio Tavares (4)

10.18*	Retention Agreement by and between Dialdata and Antonio Tavares (4)

10.19*	Termination Agreement by and between Dialdata and Antonio Tavares (4)

10.20*	Form of Indemnification Agreement by and between VIA and its officers and directors (2)

10.21*	Compromise Agreement dated November 19, 2001 between VIA NET.WORKS, Inc. et al and Peter Shephard

10.22*	Employment Separation Agreement and Mutual Release between VIA NET.WORKS, Inc. and David M. D’Ottavio

10.23*	Letter Agreement dated January 18, 2002 between VIA NET.WORKS, Inc. and Karl Maier

10.24*	Employment Separation Agreement and Mutual Release between VIA NET.WORKS, Inc. and Michael J. Simmons

E-1

Exhibit

10.25*	Employment Separation Agreement and Mutual Release between VIA NET.WORKS, Inc. and Catherine A. Graham

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

(1)	Incorporated by reference to VIA’s annual report on Form 10-K for the period ended December 31, 1999.

(2)	Incorporated by reference to VIA’s registration statement on Form S-1, File No. 333-91615, as filed with the SEC on January 19, 2000.

(3)	Incorporated by reference to VIA’s registration statement on Form S-1, File No. 333-91615, as filed with the SEC on February 8, 2000.

(4)	Incorporated by reference to VIA’s registration statement on Form S-1, File No. 333-91615, as filed with the SEC on January 3, 2000.

(5)	Incorporated by reference to VIA’s registration statement on Form S-1, File No. 333-91615, as filed with the SEC on November 24, 1999.

*	Management or compensatory contract or plan.

**	Confidential treatment has been granted for portions of this exhibit.

E-2