Form 10-Q
period 2002-03-31
VIA NET WORKS INC
filed 2002-05-15
CIK 1098402

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-29391

VIA NET.WORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction)	84-1412512 (I.R.S. Employer Identification No.)

12100 Sunset Hills Road, Suite 110
Reston, Virginia 20190
(Address of principal executive offices)

Registrant's telephone number, including area code: (703) 464-0300

(Former name or former address, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        As of May 1, 2002, there were outstanding 55,794,900 shares of the registrant's common stock and 5,050,000 shares of the registrant's non-voting common stock.

VIA NET.WORKS, INC.

TABLE OF CONTENTS

(UNAUDITED)

PART I

Item 1. Financial Statements

VIA NET.WORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S dollars, except share data)

(unaudited)

	December 31, 2001	March 31, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,854	$121,838
Trade and other accounts receivable, net of allowance of $8,393 and $7,201, respectively	16,020	16,680
Other current assets	4,597	5,169

Total current assets	158,471	143,687
Property and equipment, net	20,579	18,738
Goodwill, net	17,134	17,702
Intangible assets, net	1,750	653
Other noncurrent assets	767	760

Total assets	$198,701	$181,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,200	$14,978
VAT and other taxes payable	1,442	656
Short-term notes, current portion of long-term debt and capital lease obligations	1,632	1,175
Deferred revenue	12,188	11,618
Accrued expenses	13,708	10,870
Other current liabilities	2,049	1,893

Total current liabilities	42,219	41,190
Long-term debt and capital lease obligations, less current portion	241	186

Total liabilities	42,460	41,376
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized; 54,908,233 and 55,794,900 shares issued and outstanding, respectively	55	56
Non-voting common stock, $.001 par value; 7,500,000 shares authorized; 5,936,667 and 5,050,000 shares issued and outstanding, respectively	6	5
Additional paid-in capital	557,358	555,574
Treasury Stock, 697,196 shares	(733)	(733)
Accumulated deficit	(384,621)	(403,213)
Deferred compensation	(2,311)	—
Accumulated other comprehensive loss	(13,513)	(11,525)

Total stockholders' equity	156,241	140,164

Total liabilities and stockholders' equity	$198,701	$181,540

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2001	2002
Revenue	$25,436	$20,223

Operating costs and expenses:
Internet services	13,491	11,626
Selling, general and administrative	23,759	21,585
Depreciation and amortization	15,419	2,861

Total operating costs and expenses	52,669	36,072
Loss from operations	(27,233)	(15,849)
Interest income	2,643	595
Interest expense	(118)	(42)
Other expense, net	(45)	(345)
Foreign currency losses, net	(5,545)	(2,951)

Loss before minority interest and income taxes	(30,298)	(18,592)
Income tax expense	(332)	—
Minority interest in loss of consolidated subsidiaries	140	—

Net loss	$(30,490)	$(18,592)

Basic and diluted loss per share	$(0.50)	$(0.31)

Shares used in computing basic and diluted loss per share	60,811,180	60,147,704

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(Unaudited)

	For the three months ended March 31,
	2001	2002
Cash flows from operating activities:
Net loss	$(30,490)	$(18,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,419	2,861
Employee stock compensation	763	527
Provision for doubtful accounts receivable	859	(776)
Unrealized foreign currency transaction losses	2,321	2,513
Minority interest in loss of consolidated subsidiaries	(140)	—
Impairment of related party note receivable	—	359
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(4,617)	870
Other current assets	(1,703)	(1,057)
Other noncurrent assets	(92)	(62)
Accounts payable	(1,009)	4,041
VAT and other taxes payable	(110)	(752)
Accrued expenses	993	(2,601)
Other current liabilities	648	(93)
Deferred revenue	309	(393)

Net cash used in operating activities	(16,849)	(13,155)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(7,882)	—
Proceeds from the disposition of operating subsidiary	330	—
Purchases of property and equipment	(5,146)	(1,065)
Note receivable from related party	—	(1,000)

Net cash used in investing activities	(12,698)	(2,065)

Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(483)	(486)
Proceeds from issuance of common stock, net	47	—

Net cash used in financing activities	(436)	(486)

Effect of currency exchange rate changes on cash	(396)	(310)

Net decrease in cash and cash equivalents	(30,379)	(16,016)
Cash and cash equivalents, beginning of period	237,839	137,854

Cash and cash equivalents, end of period	$207,460	$121,838

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation and Overview

        These consolidated financial statements as of March 31, 2002 and for the three month periods ended March 31, 2001 and 2002 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. ("VIA" or "the Company") as of and for the year ended December 31, 2001, included in VIA's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (2001 Annual Report). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the 2001 Annual Report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of VIA at March 31, 2002 and the results of its operations and its cash flows for the three month periods ended March 31, 2001 and 2002. The results of operations for the three month period ended March 31, 2002 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

        To ensure its long-term viability, the Company has taken and will continue to take steps to reduce its negative cash flow and preserve capital. The Company continues to reassess its geographic footprint, market opportunities, product offerings and cost structure in order to best position VIA in its markets and ensure that it reaches positive cash flow with sufficient cash reserves remaining. This reassessment has to date resulted in the Company taking the following actions, among others: suspending the development and deployment of its planned integrated provisioning, billing and customer care platform, eliminating its regional management structure and staff, initiating steps to withdraw from certain country operations, deciding to relocate certain key headquarter positions to Europe and continuing layoffs in its operations and headquarters. It is likely that the Company will incur substantial costs to implement one or more of the restructuring actions. As of March 31, 2002, the Company had $121.8 million in cash and cash equivalents. The Company believes that its available cash will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. However, unless the capital markets improve in the interim, there is no assurance that the Company will be able to obtain further financing if it is unsuccessful in reaching a steady cash flow position before its cash reserves are depleted.

2.    Comprehensive Loss

        Comprehensive loss for the three months ended March 31, 2001 and 2002 was as follows (in thousands of U.S. dollars):

	Three months ended March 31,
	2001	2002
Net loss	$(30,490)	$(18,592)
Foreign currency translation adjustment	(4,071)	1,988

Comprehensive loss	$(34,561)	$(16,604)

3.    Property and Equipment

        Property and equipment consisted of the following (in thousands of U.S. dollars):

	December 31, 2001	March 31, 2002
Hardware and other equipment	$15,520	$15,733
Network and data center assets	12,526	12,378
Software	11,174	10,924
Furniture and fixtures	2,140	2,022

	41,360	41,057
Accumulated depreciation and amortization	(20,781)	(22,319)

Property and equipment, net	$20,579	$18,738

        Depreciation expense was $3.3 million and $2.6 million for the three months ended March 31, 2001 and 2002, respectively.

        The Company has a 25-year Indefeasible Right of Use, or IRU, from Global Crossing and its wholly owned affiliates that expires June 2024. In January 2002, Global Crossing and certain other affiliated subsidiaries filed for U.S. bankruptcy protection. A number of groups have publicly stated their intentions to submit proposals to acquire some or all of the assets or the businesses of Global Crossing. Global Crossing has continued to maintain service on the trans-Atlantic rings on which the Company has acquired IRU capacity and has publicly stated its intention to continue most or all of its network services upon reorganization. If service on our trans-Atlantic IRU is interrupted or terminated because of the financial difficulties or decisions made in the course of the bankruptcy proceedings of Global Crossing, peering and transit relationships the Company has in place from our pan-European backbone network will provide contingency and quality backup capabilities for its Internet traffic to reach U.S. destinations. However, if the Company is required to rely on these peering and transit relationship for all its trans-Atlantic traffic, the Company may incur additional costs and experience a lesser quality of service in reaching non-European destinations. There can be no assurances that Global Crossing or any potential acquirers of its assets or business will continue to provide service on the cable on which the Company has acquired trans-Atlantic capacity. If this service becomes unavailable to the Company, and if the Company does not successfully acquire alternative service of materially similar capacity and quality, its ability to provide quality levels of IP service will be adversely impacted.

4.    Goodwill and Acquired Intangible Assets

        The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) as of January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with the requirements of SFAS 142, the Company reclassified $850,000 of assembled workforce as goodwill and ceased amortization of goodwill as of January 1, 2002. During the three months ended March 31, 2002, the Company completed SFAS 142 transitional impairment test and determined that its goodwill was not impaired as of January 1, 2002, the date of SFAS 142 adoption. Goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted SFAS 144 as of January 1, 2002.

        The reconciliation of reported net loss to adjusted net loss and adjusted net loss-per-share amounts is as follows (in thousands of U.S. dollars):

	Three Months Ended March 31,
	2001	2002
Net loss	$(30,490)	$(18,592)
Adjustments:
Amortization of goodwill and acquired workforce	11,360	—

Adjusted net loss	(19,130)	(18,592)
Weighted average shares outstanding	60,811,180	60,147,704
Adjusted basic and diluted loss per share	$(0.31)	$(0.31)
Reported basic and diluted loss per share	$(0.50)	$(0.31)

        The Company's intangible assets, consisting of acquired customer lists and acquired workforce, are as follows (in thousands of U.S. dollars):

	December 31, 2001	March 31, 2002
Customer lists	$2,561	$2,557
Workforce	1,415	—
Accumulated amortization	(2,226)	(1,904)

Net intangible assets	$1,750	$653

        Amortization expense related to intangible assets for the three months ended March 31, 2002 was $242,000. The acquired intangible assets amortization expense for the year ended December 31, 2002 will total approximately $900,000. Goodwill increased by $568,000 to $17.7 million at March 31, 2002 due to the reclassification of $850,000 of acquired workforce offset by a decrease of $282,000 related to changes in exchange rates.

5.    Short-term Notes, Long-term Debt and Capital Lease Obligations

        Short-term notes, long-term debt and capital lease obligations consisted of the following (in thousands of U.S. dollars):

	December 31, 2001	March 31, 2002
Debt related to IRU agreements, 12%, due in the second quarter of 2002	$1,293	$901
Capital lease obligations at interest rates ranging from 7.8% to 8.0%, due monthly through 2004	369	221
Notes payable, due monthly through 2002	211	239

	1,873	1,361
Less current portion	(1,632)	(1,175)

Long-term portion	$241	$186

6.    Stockholders' Equity

        In the first quarter of 2002, 886,667 shares of non-voting common stock were converted to voting shares of common stock. In June 2001, the Company announced a stock repurchase plan that allows the Company to spend up to $10 million to repurchase shares of its common stock. Under the plan, the Company may repurchase shares of its common stock from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not require that the Company purchase any specific number of shares and the plan may be suspended at any time and from time to time. The Company's repurchase of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity.

        During the three months ended March 31, 2002, due to the departure of several key executives, the Company recorded stock options forfeitures of $1.8 million, which reduced the deferred compensation balance to zero. The deferred compensation amortization was $763,000 and $527,000 for the quarters ended March 31, 2001 and 2002, respectively.

7.    Contingencies

        On November 5, 2001 a class action lawsuit was filed in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering ("IPO") and certain of our officers, under the title O'Leary v. VIA NET.WORKS, et al [01-CV-9720] (the "Complaint") The Complaint alleges that the prospectus the Company filed with its registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices ("Tie-in Arrangements"), thereby artificially inflating the Company's stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. This Complaint is one of over 300 similar suits filed to date against underwriters, issuers and their officers alleging similar activities, known as "laddering". We believe that any allegations in the Complaint of wrongdoing on the part of VIA or our officers are without legal merit. We have retained legal counsel and intend to vigorously defend against these allegations.

        The Company is subject to certain other claims and legal proceedings that arise in the normal course of business. Management believes that the ultimate resolution of these matters will not be material to the Company's financial position, results of operations or cash flows.

8.    Segment Reporting

        The Company offers a variety of Internet access, managed bandwidth, web hosting, ecommerce, Internet security and related services to businesses and consumers in Europe, Latin America and the United States. As of March 31, 2002, the Company served primary markets in 14 countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design, Internet security and consulting services, and sale of third-party hardware and software.

        Beginning in the first quarter of 2002, VIA reevaluated its reportable segments and grouped all of the European operating companies into one reportable segment. Similarly, the Company grouped all of the operating companies located in North and South America into one reportable segment. The Company evaluates the performance of its segments based on revenue and loss from operations before depreciation, amortization and non-cash compensation charges ("EBITDA"). Corporate expenses, which also include the regional IRU companies, are shown to reconcile to the total consolidated figures. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts. Prior period amounts have been reclassified to conform to the current period presentation. The table below presents information about the reported revenue, EBITDA and assets of the Company's segments for the three months ended March 31, 2001 and 2002.

	Three months ended March 31, 2001			Three months ended March 31, 2002
	Revenue	EBITDA	Total Assets	Revenue	EBITDA	Total Assets
Europe:	$19,518	$(4,117)	$130,149	$15,393	$(2,726)	$48,073
Americas:	5,918	(2,019)	96,336	4,830	(1,497)	7,020
Corporate:	—	(4,915)	217,866	—	(8,238)	126,447

Total:	$25,436	$(11,051)	$444,351	$20,223	$(12,461)	$181,540

        At March 31, 2002, goodwill for Europe and the Americas was $15.5 milion and $2.2 million, respectively. As a result of the strategic reassessment and the Company's focus on reducing substantially its negative cash flow, the Company has concluded that it should cease funding certain country operations that will not materially contribute to its financial strength in the long term and explore the optimal method to withdraw from these countries. Consistent with this conclusion, the Company has received bids from third party and management groups to acquire its operations in Argentina and Brazil and expect to conclude agreements relating to each of the operations during the second quarter of 2002. (In both cases it is anticipated that the Company will not recover any substantial amount, if any, on its original investment.) Together, the Company's operations in Argentina and Brazil generated approximately five percent of consolidated revenues for the three months ended March 31, 2002. As of March 31, 2002, the accumulated foreign currency translation for the Company's operations in Brazil and Argentina was $3.1 million loss and $2.7 million gain, respectively. The accumulated foreign currency translation adjustment will be reclassified to the statement of operations when realized upon the sale of the Company's operations in Brazil and Argentina.

        A reconciliation from total EBITDA to loss before income taxes and minority interest is as follows (in thousands of U.S. dollars):

	For the three months ended March 31, 2001	For the three months ended March 31, 2002
EBITDA	$(11,051)	$(12,461)
Non-cash compensation	(763)	(527)
Depreciation and amortization	(15,419)	(2,861)

Loss from operations	(27,233)	(15,849)
Interest income, net	2,525	553
Other expense and foreign currency losses, net	(5,590)	(3,296)

Loss before income taxes and minority interest	$(30,298)	$(18,592)

9.    Related Party Transaction

        During the three months ended March 31, 2002, VIA NET.WORKS Europe Holding, B.V. ("VIA Europe"), a wholly-owned indirect subsidiary of VIA, entered into a loan agreement with MERCUR Einhundertsechzehnte Vermögensverwaltung GmbH ("Mercur") under which VIA Europe agreed to lend Mercur $1 million. Mercur is a wholly-owned indirect subsidiary of Norwest Equity Partners VII LP ("NEP VII"), which is an affiliated fund of Norwest Venture Capital Management ("NVCM"). Norwest Equity Capital and Norwest Venture Partners VI L.P., affiliates of NVCM, hold over 5% of VIA's common stock. Erik Torgerson, a General Partner of Norwest Equity Partners and an officer of

NVCM and a member of Norwest Equity Capital, is a member of VIA's board of directors and chairman of its audit committee. The loan by VIA was part of an aggregate $2.9 million lending facility provided to Mercur by VIA, NEP VII and J.P. Morgan International Capital Corporation. The purpose of the facility was to enable Mercur to lend an equivalent amount to riodata GmbH, a German Internet virtual private network and data services provider ("riodata"). The loan to riodata, which was secured by a lien on its accounts receivable, was intended to provide riodata a period of time of approximately three weeks to pay its obligations and avoid being required to file for insolvency under German law. As a part of the loan transaction, riodata agreed to provide VIA, NEP VII and J.P. Morgan exclusive rights to conduct commercial, financial and legal due diligence of riodata for the purposes of a possible investment in riodata. Currently, NEP VII and J.P. Morgan are minority investors in riodata. VIA's loan participation was discussed and approved by its board of directors. Subsequent to the funding of the loan, VIA determined that, based on its diligence of riodata, it would not proceed with an investment in riodata. riodata has subsequently filed for insolvency under German law. Subsequent to March 31, 2002, VIA received from Mercur payment of $641,000 on the loan amounts. A loss of $359,000 was recorded as other expense in VIA's statement of operations for the period ended March 31, 2002.

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this Form 10-Q. This discussion and the discussion in Item 1, Note 1, contain forward-looking statements based on current expectations, which involve risks and uncertainties. Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or similar words. Forward-looking statements on this Form 10-Q include, but by way of example only, statements regarding our expectations relating to the Company's ongoing strategic reassessment, sale of operations, projections of revenues, costs (direct and operating costs), cost reductions, specific product and service sales and capital expenditures, and the future amounts and relative percentages as compared to total revenues of our value-added revenues and our operating and service-related costs. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed in the "Risk Factors" described in Exhibit 99.1 on this Form 10-Q, as well as those described in the "Risk Factors" section of VIA's Annual Report on Form 10-K for the year ended December 31, 2001, or 2001 Annual Report, as filed with the Securities and Exchange Commission. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the Securities and Exchange Commission.

Overview

        VIA NET.WORKS, Inc. is a single source provider of managed Internet services to small and mid-sized businesses in Europe and the Americas. We were founded in 1997 to quickly establish an international Internet services provider with a footprint in the rapidly developing markets of Europe and Latin America. VIA was founded to take advantage of the expected growth opportunities for Internet services in these emerging markets.

        The market conditions for Internet services providers today are significantly different from those that the company faced in 1997 and as recently as 2000. The ongoing economic slowdown has significantly reduced earlier anticipated growth rates and the projected overall size of the Internet market. Equity and debt funding for new and existing telecommunications and data communications providers has become extremely difficult to obtain. As a result, many market participants in a wide range of telecommunications infrastructure and Internet services have entered bankruptcy, ceased or sold their operations or are actively pursuing capital restructuring.

        From our inception, our business plan was founded on an aggressive growth strategy. As a part of this strategy, we focused on the acquisition of Internet services providers in our targeted markets, growing our customer base and product portfolio, establishing a reliable international network to service these customers and new products and developing and deploying an integrated provisioning, billing and customer care platform to support this growth. However, in 2001, a combination of market conditions and internal disruptions severely impacted our revenues and we experienced a revenue decline of nine percent to $90.1 million as compared to $99.4 million in 2000. For further details please see the discussion in the section entitled Overview in our 2001 Annual Report under Part I, Item 1 Business. VIA also had negative cash flow of $99.9 million during 2001, leaving us with $137.9 million in cash at December 31, 2001. This reduction in cash reserves was significantly more than originally anticipated.

        As a result of the revenue decline, the negative cash flow and other difficulties we experienced in 2001, during the first quarter 2002, we announced that we were reassessing our business plan and strategy to reduce substantially our negative cash flow and better position VIA to compete successfully in the Internet services market. This reassessment included, among other things, the continuing review of our geographic footprint, market opportunities, product offerings and cost structure. As a part of this reassessment, during the first quarter and through the middle of May 2002, we have taken the following actions:

  •
  suspended the development and deployment of our planned integrated provisioning, billing and customer care platform

        We had planned to deploy the first instance of our multi-vendor integrated provisioning, billing and customer care platform, or the Integrated Platform, in the fall of 2001. However, deployment, support and cost issues made us reconsider this project. As part of our ongoing cost-cutting measures and in view of certain implementation issues, we suspended development and deployment of the Integrated Platform.

  •
  eliminated our regional management structure and staff

  •
  initiated an auction process for our operations in Argentina and Brazil and closed our sales office in Belgium

        As a result of the strategic reassessment and our focus on reducing substantially our negative cash flow, we have concluded that VIA should cease funding certain country operations that will not materially contribute to our financial strength in the long term and explore the optimal method to withdraw from these countries. Consistent with this conclusion, we have received bids from third party and management groups to acquire our operations in Argentina and Brazil and expect to conclude agreements relating to each of the operations during the second quarter of 2002. (In both cases it is anticipated that we will not recover any substantial amount, if any, on our original investment.) Together, our operations in Argentina and Brazil generated approximately five percent of our consolidated revenues for the three months ended March 31, 2002.

        We had maintained a small sales office in Belgium. As a part of our cost cutting program, the office was closed and the staff and sales director were terminated during the first quarter.

  •
  determined to relocate certain key headquarters positions to Europe

        Our European operations account for approximately 76% of our total consolidated first quarter revenues. After our expected withdrawal from South America, our European operations will account for approximately 80% of total consolidated revenues. In order to bring corporate decision-making closer to our operations, we will establish an office in Europe and relocate certain corporate executive and key headquarters positions. We anticipate that personnel decisions relating to relocation will be made during the second quarter and personnel transfers will occur by the end of 2002.

  •
  reduced our headcount from 973 at December 31, 2001 to 906 at March 31, 2002 on a consolidated basis

        We continue to streamline our operations and corporate functions by eliminating non-essential personnel. We anticipate that we will engage in further headcount reductions for a period of time in 2002.

        Despite setbacks in 2001, we continue to pursue our primary goal to become a premier provider of managed IP services to businesses in selected markets. Our ongoing strategy is to reach that goal by:

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

        While we will continue to pursue this strategy, our most immediate focus is to ensure our long-term financial viability. While our competitors and peers struggle under heavy debt or have gone out of business, we have little debt and substantial cash reserves and the ability to pursue our short term strategy of reaching profitability, first by focusing on cost cutting and eliminating non-contributing assets and second, by concentrating our sales efforts on high margin producing services. There can be no assurance that we will be successful in any of these efforts.

        The following table summarizes our operations in Europe and the Americas by country, operating company and revenue contribution for the three months ended March 31, 2002.

Country of Operation	Operating Company	Percentages of Total Revenue for the Three Months Ended March 31, 2002
Argentina	VIA NET.WORKS Argentina	1%
	ServiceNet	less than 1%
Austria	Net4You	2%
Brazil	VIA NET.WORKS Brasil	4%
France	VIA NET.WORKS France	11%
Germany	VIA NET.WORKS Deutschland	12%
Ireland	VIA NET.WORKS Ireland	2%
Italy	VIA NET.WORKS Italia	1%
Mexico	VIA NET.WORKS Mexico	14%
The Netherlands	VIA NET.WORKS Nederland	6%
Portugal	VIA NET.WORKS Portugal	5%
Spain	VIA NET.WORKS Espana	2%
Switzerland	VIA NET.WORKS Schweiz	4%
United Kingdom	VIA NET.WORKS U.K.	31%
United States	VIA NET.WORKS U.S.A.	5%

  RESULTS OF OPERATIONS

  Three months ended March 31, 2002 compared with the three months ended March 31, 2001

  Revenue:

	Three months ended
	March 31, 2001	March 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Residential Access	$1,823	$1,329	(27)%
% of Total Revenue	7%	7%
Business Access	$11,175	$9,569	(14)%
% of Total Revenue	44%	47%
Value Added Services	$12,438	$9,325	(25)%
% of Total Revenue	49%	46%
Total Revenue	$25,436	$20,223	(20)%

        We derive our revenue from the sale of Internet goods and services, specifically Internet access and other Internet value added services, such as managed bandwidth, web and applications hosting. As described below, management judgments and estimates must be made in connection with the revenue recognized in any accounting period. Material differences might result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates, primarily with respect to collectibility assessment.

        For revenue transactions we apply the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition." We recognize revenue from the sale of Internet goods and services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. At the time of the transaction, we assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not perform credit checks on potential customers before providing services. If we determine that collection of a fee is not reasonably assured, the revenue is generally recognized upon the receipt of cash, provided other revenue recognition criteria have been satisfied.

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

        Revenue for the three months ended March 31, 2002 decreased 20% to $20.2 million as compared to $25.4 million for the three months ended March 31, 2001. Residential access revenue declined by 27% in the first quarter 2002, as compared to the same period in 2001. The business access revenue decreased by 14% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. We do not generally market to wholesale and residential customers in any of our operations and hence we expect these revenues to continue to run-off. Our revenue has decreased from 2001 levels due to the continued slowdown in corporate technology spending and certain internal disruptions and distractions caused by staff and management turnover and our ongoing cost cutting programs. Value added services, which include web-hosting, web-design, domain name registration, data networking, managed bandwidth and bundled service offerings decreased by 25% for the first quarter of 2002, as compared to the same period in 2001.

  Internet services:

	Three months ended
	March 31, 2001	March 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Internet services	$13,491	$11,626	(14)%
% of Total Revenue	53%	57%

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

        Our Internet services operating costs were $11.6 million for the three months ended March 31, 2002 as compared to $13.5 million for the three months ended March 31, 2001. The decrease in Internet services costs corresponds to the decrease in revenue for the three months ended March 31, 2002 as compared to the prior year corresponding period.

  Selling, general and administrative:

	Three months ended
	March 31, 2001	March 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Selling, general & administrative	$23,759	$21,585	(9)%
% of Total Revenue	93%	107%

        Our largest selling, general and administrative expenses are compensation costs, the costs associated with marketing our products and services, and professional fees paid to outside consultants. Compensation costs include salaries and related benefits, commissions, bonuses and costs associated with staff reductions. In many of our markets, we are required to make significant mandatory payments for government-sponsored social welfare programs, and we have little control over these costs. Our marketing expenses include the costs of direct mail and other mass marketing programs, advertising, customer communications, trade show participation, web site management and other promotional costs. Our professional fees included the cost of using outside consultants to assist with the implementation of our financial and back office systems at our operating companies, as well as the cost of using outside consultants for financial review and attestation engagements. Other selling, general and administrative expenses include the costs of travel, rent, utilities, insurance and bad debt expense.

        We incurred selling, general and administrative expenses of $21.6 million for the three months ended March 31, 2002, a 9% decrease from the $23.8 million we incurred for the three months ended March 31, 2001.

        Compensation expense decreased from $13.4 million for the three months ended March 31, 2001 to $12.5 million for the three months ended March 31, 2002. This $900,000 decrease corresponds to our decrease in headcount from first quarter 2001 to first quarter 2002, offset by severance and other termination benefits and costs. The amount of severance related to our executives was $675,000.

        In conjunction with our cost cutting measures, marketing and sales expenses decreased 72% from $1.9 million for the three months ended March 31, 2001 to $536,000 for the three months ended March 31, 2002.

        Professional fees increased from $2.2 million for the first quarter of 2001 to $3.8 million for the first quarter of 2002, primarily due to costs associated with the implementation of our financial systems and our multi-vendor integrated provisioning, billing and customer care platform, or Integrated Platform. As part of our ongoing cost-cutting measures, we suspended the development and deployment of the Integrated Platform.

        Bad debt expense for the three months ended March 31, 2001 and 2002 was $859,000 and $(776,000), respectively. During the first quarter of 2002, our intensified focus on cash collection resulted in collections of certain accounts receivable that were previously deemed uncollectible and for which a bad debt provision was recorded in previous periods.

        Our selling, general and administrative expenses include the amortization of deferred compensation. The deferred compensation amortization was $763,000 and $527,000 for the quarters ended March 31, 2001 and 2002, respectively. In March 2002, due the departure of several senior executives, we recorded forfeitures of unvested stock options in the amount of $1.8 million, which reduced the deferred compensation balance to zero.

  Depreciation and amortization:

	Three months ended
	March 31, 2001	March 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Depreciation and amortization	$15,419	$2,861	(81)%
% of Total Revenue	61%	14%

        The largest component of our depreciation and amortization expense has been the amortization of the goodwill and other acquired intangible assets arising from our acquisitions. Goodwill, which has been amortized over five years, is created when the price at which we acquire a company exceeds the fair value of its net tangible and intangible assets. As a result of our acquisitions, we amortized substantial amounts of goodwill and other intangible assets in prior years. In January 2002, upon adoption of SFAS 142, the Company reclassified acquired workforce of $850,000 as goodwill and ceased amortizing the remaining goodwill balance. Other intangible assets, consisting of customer lists, continue to be amortized over their estimated useful lives.

        We also recognize depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciate telecommunications equipment and computers over their useful lives, generally ranging from three to five years. The cost of network infrastructure purchased under indefeasible right of use agreements, or IRU, is being amortized over the lesser of the estimated useful life or term of the agreement, generally 20 to 25 years

        Our depreciation and amortization expense was $2.9 million for the three months ended March 31, 2002, down from $15.4 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, $242,000, or 8%, of our depreciation and amortization expense was related to the amortization of intangible assets and $2.6 million, or 92% was related to the depreciation of fixed assets. For the same period in 2001, $12.1 million, or 78%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and other intangible assets and $3.3 million, or 22% was related to the depreciation of fixed assets. The decrease in depreciation of fixed assets is related to the asset impairment, which was recorded in the fourth quarter of 2001. This impairment charge reduced the balance of fixed assets by $24.5 million.

  Interest income, net:

	Three months ended
	March 31, 2001	March 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Interest income, net	$2,525	$553	(78)%
% of Total Revenue	10%	3%

        For the three months ended March 31, 2002, we earned $595,000 in interest income, a 77% decrease over the $2.6 million we earned for the three months ended March 31, 2001. Interest income in both periods was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in the interest income is the combined result of the decrease in the available cash for investing and the decrease in the interest rates. We also incurred $42,000 of interest expense for the three months ended March 31, 2002, as compared to $118,000 of interest expense incurred in the same period in 2001. Interest expense relates to the debt arising from the notes payable to the former owners of businesses acquired and vendor financing at both the subsidiary and corporate levels.

  Foreign currency losses, net:

	Three months ended
	March 31, 2001	March 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Foreign currency losses, net	$(5,545)	$(2,951)	47%
% of Total Revenue	22%	15%

        We recognized a $3.0 million foreign currency loss for the three months ended March 31, 2002, as compared to a $5.5 million foreign currency loss for the same period in the prior year. The loss in both periods was primarily due to the decrease in the Euro and its negative impact on our Euro denominated cash accounts as well as the revaluation of intercompany balances. We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. At March 31, 2002, the Company held €25.5 million in cash. The remainder of the loss was contributed by fluctuations in the five other non-Euro-linked currencies in which we hold monetary assets.

  Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million, in the aggregate, through three private preferred stock offerings between August 1997 and April 1999. Through our initial public offering of common stock in

February 2000, we raised approximately $333.0 million, net of underwriting discounts and commissions. At March 31, 2002, we had cash and cash equivalents of $121.8 million.

        Cash used in operating activities was $16.8 million for the three months ended March 31, 2001 and $13.2 million for the three months ended March 31, 2002. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization, non-cash stock compensation charges and unrealized foreign currency transaction losses.

        Cash used in investing activities was $12.7 million for the three months ended March 31, 2001 and $2.1 million for the same period in 2002. In the first quarter of 2001, cash was primarily used to increase our investment in one partially owned operation and to pay two contingent earn-out payments in connection with two companies acquired in 2000. In 2002, we used cash for capital expenditures. Additionally, during the three months ended March 31, 2002, VIA NET.WORKS Europe Holding, B.V. ("VIA Europe"), a wholly-owned indirect subsidiary of VIA, entered into a loan agreement with MERCUR Einhundertsechzehnte Vermögensverwaltung GmbH ("Mercur") under which VIA Europe agreed to lend Mercur $1 million. Mercur is a wholly-owned indirect subsidiary of Norwest Equity Partners VII LP ("NEP VII"), which is an affiliated fund of Norwest Venture Capital Management ("NVCM"). Norwest Equity Capital and Norwest Venture Partners VI L.P., affiliates of NVCM, hold over 5% of VIA's common stock. Erik Torgerson, a General Partner of Norwest Equity Partners and an officer of NVCM and a member of Norwest Equity Capital, is a member of VIA's board of directors and chairman of its audit committee. The loan by VIA was part of an aggregate $2.9 million lending facility provided to Mercur by VIA, NEP VII and J.P. Morgan International Capital Corporation. The purpose of the facility was to enable Mercur to lend an equivalent amount to riodata GmbH, a German Internet virtual private network and data services provider ("riodata"). The loan to riodata, which was secured by a lien on its accounts receivable, was intended to provide riodata a period of time of approximately three weeks to pay its obligations and avoid being required to file for insolvency under German law. As a part of the loan transaction, riodata agreed to provide VIA, NEP VII and J.P. Morgan exclusive rights to conduct commercial, financial and legal due diligence riodata for the purposes of a possible investment in riodata. Currently, NEP VII and J.P. Morgan are minority investors in riodata. VIA's loan participation was discussed and approved by its board of directors. Subsequent to the funding of the loan, VIA determined that, based on its diligence of riodata, it would not proceed with an investment in riodata. riodata has subsequently filed for insolvency under German law. Subsequent to March 31, 2002, VIA received from Mercur payment of $641,000 on the loan amounts. A loss of $359,000 was recorded as other expense in VIA's statement of operations for the period ended March 31, 2002.

        Cash used in financing activities was $436,000 for the three months ended March 31, 2001. In the same period in 2002, cash used in financing activities was $486,000. In both periods, cash was used primarily to repay debt.

        To ensure our long-term viability, we have taken and will continue to take steps to reduce our negative cash flow and preserve capital. We continue to reassess our geographic footprint, market opportunities, product offerings and cost structure in order to best position us in our markets and ensure that we reach positive cash flow with significant cash reserves remaining. This reassessment has to date resulted in VIA taking the following actions, among others: suspending the development and deployment of our planned integrated provisioning, billing and customer care platform, eliminating our regional management structure and staff, initiating steps to withdraw from certain country operations, deciding to relocate certain key headquarter positions to Europe and continuing layoffs in our operations and headquarters. It is likely that we will incur substantial costs to implement one or more of the restructuring actions. As of March 31, 2002, we had $121.8 million in cash and cash equivalents.

We believe that our available cash will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. However, unless the capital markets improve in the interim, there is no assurance that we will be able to obtain further financing if we are unsuccessful in reaching a steady cash flow position before our cash reserves are depleted.

        The foregoing statements regarding our liquidity and need for additional capital resources are forward-looking statements based on current expectations, which involve certain risks and uncertainties. Actual results and the timing of certain events could differ materially from these forward-looking statements depending upon the nature, size and timing of future acquisitions and dispositions, if any, future amounts of net income before amortization and the degree of success of our reassessment and business strategy, which we cannot predict, as well as other factors discussed in the "Risk Factors" included on this Form 10-Q as Exhibit 99.1, as well as those described in the "Risk Factors" section of VIA's 2001 Annual Report.

  Foreign Currency Exchange Risks

        We conduct business in 7 different currencies, including the Euro and the U.S. dollar. The value of foreign currencies fluctuates in relation to the U.S. dollar. At the end of each reporting period, the revenues and expenses of our operating companies are translated into U.S. dollars using the average exchange rate for that period, and their assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of that period. Fluctuations in these exchange rates impact our financial condition, revenues and results of operations, as reported in U.S. dollars.

        Exchange rates can vary significantly. The Euro-linked currencies varied by approximately 6% in relation to the U.S. dollar during the first quarter of 2002 and at March 31, 2002 were approximately 2% below where they were at the beginning of the quarter. This decrease in the exchange rate resulted in a foreign currency loss of $3.0 million for the first quarter of 2002. These losses are primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts as well as the revaluation of intercompany balances. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

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

        As of January 1, 2002, the Euro became the sole legal currency for 11 of the 15 European Union member countries. This includes nine of our operating markets. As a result, in 2002, we conduct business in only 7 currencies compared to 15 currencies in 2001.

        Our operations in Argentina have been adversely affected as a result of unfavorable economic conditions and exchange restrictions introduced by the Argentine government. Our operating results in Argentina for the three months ended March 31, 2002 reflected a significant devaluation of the Argentine peso against the U.S. dollar. The transfer of U.S. dollars out of Argentina continues to be restricted. We expect that current uncertainties of the Argentine economic state will continue to have a negative impact on the results of our operations in Argentina, although we are currently engaged in an auction process to sell our Argentina operations as noted above under Overview. In the first quarter of 2002, we derived 1% of the consolidated revenue from our Argentine operations. As of March 31, 2002, net assets of our Argentine subsidiary were insignificant. As of March 31, 2002, the accumulated foreign currency translation adjustment for our operations in Brazil and Argentina was $3.1 million loss and $2.7 million gain, respectively. The accumulated foreign currency translation adjustment will be reclassified to the statement of operations when realized upon the sale of our operations in Brazil and Argentina.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The following discussion relates to our exposure to market risk, related to changes in interest rates and changes in foreign exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially due to a number of factors, as set forth in the "Risk Factors" included as Exhibit 99.1 on this Form 10-Q and included in the "Risk Factors" section of VIA's 2001 Annual Report.

        VIA has exposure to financial market risks, including changes in interest rates and foreign exchange rates. At March 31, 2002, VIA's financial instruments consisted of short-term investments and fixed rate debt related to acquisitions and network purchases. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At March 31, 2002 all of our investments are due to mature within three months and the carrying value of such investments approximates fair value. The majority of our debt obligations have fixed rates of interest and are due in the coming year.

        As mentioned previously in the "Foreign Currency Exchange Risks" section, VIA has Euro denominated cash accounts, which expose the company to foreign currency exchange rate risk. As of March 31, 2002, a 10 percent increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of $2.2 million. VIA is also subject to risk from changes in foreign exchange rates for its international operations that use a foreign currency as their functional currency and are translated into U.S. dollars. These risks cannot be reduced through hedging arrangements.

PART II

Item 1. Legal Proceedings

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

        The estimated net offering proceeds to VIA after deducting the estimated expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through March 31, 2002, VIA has used $86.9 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA's investment in various partially owned subsidiaries, $44.0 million for capital expenditures and approximately $91.6 million to fund operating losses.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

    Exhibits

    Exhibit 99.1 Risk Factors

  b)
  Reports on Form 8-K

    During the first quarter of 2002, VIA filed three reports on Form 8-K. VIA filed a report on Form 8-K on January 21, 2002 to announce a change of leadership in VIA NET.WORKS. On March 15, 2002, VIA filed a report on Form 8-K to announce certain further management changes at VIA NET.WORKS. VIA filed a report on Form 8-K on March 29, 2002, to announce the scheduling of the year end 2001 financial results conference call and the 2002 Annual Meeting of Shareholders. VIA filed no other reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VIA NET.WORKS, Inc.
Date: May 15, 2002	By:	/s/ KARL MAIER Karl Maier Chief Executive Officer (Principal Executive Officer and Authorized Officer)
Date: May 15, 2002	By:	/s/ E. BENJAMIN BUTTOLPH E. Benjamin Buttolph Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

99.1    Risk Factors

QuickLinks

VIA NET.WORKS, INC. TABLE OF CONTENTS (UNAUDITED)
PART I
  Item 1. Financial Statements
VIA NET.WORKS, INC. CONSOLIDATED BALANCE SHEETS (In thousands of U.S dollars, except share data) (unaudited)
VIA NET.WORKS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands of U.S. dollars, except share and per share data) (Unaudited)
VIA NET.WORKS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of U.S. dollars) (Unaudited)
VIA NET.WORKS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX