Form 10-Q/A
period 2002-03-31
VIA NET WORKS INC
filed 2002-08-19
CIK 1098402

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of May 1, 2002, there were outstanding 55,794,900 shares of the registrant's common stock and 5,050,000 shares of the registrant's non-voting common stock.

EXPLANATORY NOTE

        This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2002 as filed on May 15, 2002 and is being filed to reflect the restatement of the Registrant's consolidated financial statements. The reasons for and effects of this restatement are presented in Note 1 and Note 10 to the consolidated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. The Registrant has not updated disclosures in this Form 10-Q/A to reflect any events, including the sale of the Company's operations in Argentina, Austria and Brazil during the quarter ended June 30, 2002, subsequent to the Registrant's initial filing of its quarterly report on Form 10-Q on May 15, 2002. The Company will reflect the operations in Argentina and Austria as discontinued operations in its Form 10-Q for the period ended June 30, 2002. The Registrant has also not updated Exhibit 99.1 "Risk Factors" which continues to speak as of May 15, 2002 (other than the first risk factor with respect to the first quarter financial data included therein). For the most recent information concerning the Registrant and updated Risk Factors, please see the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

VIA NET.WORKS, INC.

TABLE OF CONTENTS

(UNAUDITED)

PART I

Item 1. Financial Statements

VIA NET.WORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S dollars, except share data)

(unaudited)

	December 31, 2001	March 31, 2002
		(Unaudited and As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$137,854	$121,838
Trade and other accounts receivable, net of allowance of $8,393 and $7,201, respectively	16,020	16,680
Other current assets	4,597	5,169

Total current assets	158,471	143,687
Property and equipment, net	20,579	18,738
Goodwill, net	17,134	17,702
Intangible assets, net	1,750	653
Other noncurrent assets	767	760

Total assets	$198,701	$181,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,200	$14,978
VAT and other taxes payable	1,442	656
Short-term notes, current portion of long-term debt and capital lease obligations	1,632	1,175
Deferred revenue	12,188	12,582
Accrued expenses	13,708	10,870
Other current liabilities	2,049	1,893

Total current liabilities	42,219	42,154
Long-term debt and capital lease obligations, less current portion	241	186

Total liabilities	42,460	42,340
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized; 54,908,233 and 55,794,900 shares issued and outstanding, respectively	55	56
Non-voting common stock, $.001 par value; 7,500,000 shares authorized; 5,936,667 and 5,050,000 shares issued and outstanding, respectively	6	5
Additional paid-in capital	557,358	555,574
Treasury Stock, 697,196 shares	(733)	(733)
Accumulated deficit	(384,621)	(404,177)
Deferred compensation	(2,311)	—
Accumulated other comprehensive loss	(13,513)	(11,525)

Total stockholders' equity	156,241	139,200

Total liabilities and stockholders' equity	$198,701	$181,540

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2001	2002
		(As Restated)
Revenue	$25,436	19,259

Operating costs and expenses:
Internet services	13,491	11,626
Selling, general and administrative	23,759	21,585
Depreciation and amortization	15,419	2,861
Total operating costs and expenses	52,669	36,072
Loss from operations	(27,233)	(16,813)
Interest income	2,643	595
Interest expense	(118)	(42)
Other expense, net	(45)	(345)
Foreign currency losses, net	(5,545)	(2,951)

Loss before minority interest and income taxes	(30,298)	(19,556)
Income tax expense	(332)	—
Minority interest in loss of consolidated subsidiaries	140	—
Net loss	$(30,490)	$(19,556)

Basic and diluted loss per share	$(0.50)	$(0.33)

Shares used in computing basic and diluted loss per share	60,811,180	60,147,704

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(Unaudited)

	For the three months ended March 31,
	2001	2002
		(As Restated)
Cash flows from operating activities:
Net loss	$(30,490)	$(19,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,419	2,861
Employee stock compensation	763	527
Provision for doubtful accounts receivable	859	(776)
Unrealized foreign currency transaction losses	2,321	2,513
Minority interest in loss of consolidated subsidiaries	(140)	—
Impairment of related party note receivable	—	359
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(4,617)	870
Other current assets	(1,703)	(1,057)
Other noncurrent assets	(92)	(62)
Accounts payable	(1,009)	4,041
VAT and other taxes payable	(110)	(752)
Accrued expenses	993	(2,601)
Other current liabilities	648	(93)
Deferred revenue	309	571

Net cash used in operating activities	(16,849)	(13,155)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(7,882)	—
Proceeds from the disposition of operating subsidiary	330	—
Purchases of property and equipment	(5,146)	(1,065)
Note receivable from related party	—	(1,000)

Net cash used in investing activities	(12,698)	(2,065)

Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(483)	(486)
Proceeds from issuance of common stock, net	47	—

Net cash used in financing activities	(436)	(486)

Effect of currency exchange rate changes on cash	(396)	(310)

Net decrease in cash and cash equivalents	(30,379)	(16,016)
Cash and cash equivalents, beginning of period	237,839	137,854

Cash and cash equivalents, end of period	$207,460	$121,838

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

        The Company is revising its consolidated financial statements for the quarter ended March 31, 2002 to correct an inadvertent error that was undetected during the first quarter of 2002. The error, relating to a normal quarter-end close process, resulted in the incorrect accounting for certain customer credits and adjustments processed during the first quarter and caused revenue for the first quarter to be overstated and deferred revenue at March 31, 2002 to be understated by approximately $964,000. The principal effect of the revision for the period is described in Note 10 to these consolidated financial statements. In this Form 10-Q/A, references or comparisons to results in the first quarter of 2002 are to the restated results.

2.    Comprehensive Loss

        Comprehensive loss for the three months ended March 31, 2001 and 2002 was as follows (in thousands of U.S. dollars):

	Three months ended March 31,
	2001	2002
		(As Restated)
Net loss	$(30,490)	$(19,556)
Foreign currency translation adjustment	(4,071)	1,988

Comprehensive loss	$(34,561)	$(17,568)

3.    Property and Equipment

        Property and equipment consisted of the following (in thousands of U.S. dollars):

	December 31, 2001	March 31, 2002
Hardware and other equipment	$15,520	$15,733
Network and data center assets	12,526	12,378
Software	11,174	10,924
Furniture and fixtures	2,140	2,022

	41,360	41,057
Accumulated depreciation and amortization	(20,781)	(22,319)

Property and equipment, net	$20,579	$18,738

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

        The reconciliation of reported net loss to adjusted net loss and adjusted net loss-per-share amounts is as follows (in thousands of U.S. dollars):

	Three Months Ended March 31,
	2001	2002
		(As Restated)
Net loss	$(30,490)	$(19,556)
Adjustments:
Amortization of goodwill and acquired workforce	11,360	—

Adjusted net loss	(19,130)	(19,556)
Weighted average shares outstanding	60,811,180	60,147,704
Adjusted basic and diluted loss per share	$(0.31)	$(0.33)
Reported basic and diluted loss per share	$(0.50)	$(0.33)

        The Company's intangible assets, consisting of acquired customer lists and acquired workforce, are as follows (in thousands of U.S. dollars):

	December 31, 2001	March 31, 2002
Customer lists	$2,561	$2,557
Workforce	1,415	—
Accumulated amortization	(2,226)	(1,904)

Net intangible assets	$1,750	$653

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

	Three months ended March 31, 2001			Three months ended March 31, 2002
	Revenue	EBITDA	Total Assets	Revenue	EBITDA	Total Assets
				(As Restated)
Europe:	$19,518	$(4,117)	$130,149	$14,429	$(3,690)	$48,073
Americas:	5,918	(2,019)	96,336	4,830	(1,497)	7,020
Corporate:	—	(4,915)	217,866	—	(8,238)	126,447

Total:	$25,436	$(11,051)	$444,351	$19,259	$(13,425)	$181,540

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

        A reconciliation from total EBITDA to loss before income taxes and minority interest is as follows (in thousands of U.S. dollars):

	For the three months ended March 31, 2001	For the three months ended March 31, 2002
		(As Restated)
EBITDA	$(11,051)	$(13,425)
Non-cash compensation	(763)	(527)
Depreciation and amortization	(15,419)	(2,861)

Loss from operations	(27,233)	(16,813)
Interest income, net	2,525	553
Other expense and foreign currency losses, net	(5,590)	(3,296)

Loss before income taxes and minority interest	$(30,298)	$(19,556)

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

10.  Restatement of Financial Statements

        As discussed in Note 1, the Company is restating the consolidated financial statements as of March 31, 2002 and for the three months ended. The principal effects of the restatement are noted in the table as follows:

	Three months ended March 31, 2002
	As Reported	As Restated
Statement of Operations Data:
Revenue	$20,223	$19,259
Loss from Operations	$(15,849)	$(16,813)
Net Loss	$(18,592)	$(19,556)
Net Loss per Share	$(0.31)	$(0.33)
	March 31, 2002
	As Reported	As Restated
Balance Sheet Data:
Deferred Revenue	$11,618	$12,582
Total Liabilities	$41,376	$42,340
Accumulated Deficit	$(403,213)	$(404,177)
Total Stockholders' Equity	$140,164	$139,200

        Other Financial Data:

        Revenue and EBITDA for the European Reportable Segment for the three months ended March 31, 2002 were as follows:

	Three months ended March 31, 2002
	As Reported	As Restated
Revenue	15,393	14,429
EBITDA	(2,726)	(3,690)

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

        In this Item 2, references or comparisons to results in the first quarter 2002 are to the restated results. See Note 10 to the consolidated financial statements.

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

        Our European operations account for approximately 75% of our total consolidated first quarter revenues. After our expected withdrawal from South America, our European operations will account for approximately 79% of total consolidated revenues. In order to bring corporate decision-making closer to our operations, we will establish an office in Europe and relocate certain corporate executive and key headquarters positions. We anticipate that personnel decisions relating to relocation will be made during the second quarter and personnel transfers will occur by the end of 2002.

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

  •
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

        The following table summarizes our operations in Europe and the Americas by country, operating company and revenue contribution for the three months ended March 31, 2002 (as restated).

Country of Operation	Operating Company	Percentages of Total Revenue for the Three Months Ended March 31, 2002
		(As Restated)
Argentina	VIA NET.WORKS Argentina	1%
	ServiceNet	less than 1%
Austria	Net4You	2%
Brazil	VIA NET.WORKS Brasil	4%
France	VIA NET.WORKS France	11%
Germany	VIA NET.WORKS Deutschland	12%
Ireland	VIA NET.WORKS Ireland	2%
Italy	VIA NET.WORKS Italia	2%
Mexico	VIA NET.WORKS Mexico	15%
The Netherlands	VIA NET.WORKS Nederland	7%
Portugal	VIA NET.WORKS Portugal	5%
Spain	VIA NET.WORKS Espana	2%
Switzerland	VIA NET.WORKS Schweiz	5%
United Kingdom	VIA NET.WORKS U.K.	27%
United States	VIA NET.WORKS U.S.A.	5%

  RESULTS OF OPERATIONS

  Three months ended March 31, 2002 (as restated) compared with the three months ended March 31, 2001

  Revenue:

	Three months ended
	March 31, 2001	March 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Total Revenue	$25,436	$19,259	(24)%

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

        Revenue for the three months ended March 31, 2002 decreased 24% to $19.3 million as compared to $25.4 million for the three months ended March 31, 2001. Our revenue has decreased from 2001 levels due to the continued slowdown in corporate technology spending and certain internal disruptions and distractions caused by staff and management turnover and our ongoing cost cutting programs. Because of the nature of the error, which has led to the filing of this 10-Q/A (see Note 1 to the consolidated financial statements), we are unable to allocate the revenue-decreasing adjustment of approximately $964,000 amongst the three categories of revenues that we have historically presented. For quarter-end March 31, 2001, residential access was $1.8 million or 7% of total revenue, business access was $11.2 or 44% of total revenue and value-added services was $12.4 or 49% of total revenue. For quarter-end March 31, 2002, as originally reported before this restatement, residential access was $1.3 or 7% of total revenue, business access was $9.6 or 47% of total revenue and value-added services was $9.3 or 46% of total revenue.

Internet services:

	Three months ended
	March 31, 2001	March 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Internet services	$13,491	$11,626	(14)%
% of Total Revenue	53%	60%

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

Selling, general and administrative:

	Three months ended
	March 31, 2001	March 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Selling, general & administrative	$23,759	$21,585	(9)%
% of Total Revenue	93%	112%

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

Depreciation and amortization:

	Three months ended
	March 31, 2001	March 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Depreciation and amortization	$15,419	$2,861	(81)%
% of Total Revenue	61%	15%

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

VIA NET.WORKS, Inc.
Date: August 19, 2002	By:	Karl Maier Chief Executive Officer (Principal Executive Officer and Authorized Officer)
Date: August 19, 2002	By:	E. Benjamin Buttolph Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

99.1    Risk Factors

QuickLinks

TABLE OF CONTENTS
VIA NET.WORKS, INC. TABLE OF CONTENTS (UNAUDITED)
PART I
  Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
VIA NET.WORKS, INC. CONSOLIDATED BALANCE SHEETS (In thousands of U.S dollars, except share data) (unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS
VIA NET.WORKS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands of U.S. dollars, except share and per share data) (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS
VIA NET.WORKS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of U.S. dollars) (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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