Form 10-Q
period 2002-06-30
VIA NET WORKS INC
filed 2002-08-19
CIK 1098402

Use these links to rapidly review the document
VIA NET.WORKS, INC. TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 1, 2002, there were outstanding 55,794,900 shares of the registrant's common stock and 5,050,000 shares of the registrant's non-voting common stock.

VIA NET.WORKS, INC.

TABLE OF CONTENTS

PART I

Item 1. Financial Statements

VIA NET.WORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S dollars, except share data)

	December 31, 2001	June 30, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,854	$113,105
Restricted cash	—	1,163
Trade and other accounts receivable, net of allowance of $8,393 and $5,289, respectively	16,020	14,474
Other current assets	4,597	4,953

Total current assets	158,471	133,695
Property and equipment, net	20,579	16,810
Goodwill, net	17,134	18,261
Intangible assets, net	1,750	368
Other non-current assets	767	856
Assets of business transferred under contractual arrangement (Note 3)	—	425

Total assets	$198,701	$170,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,200	$13,536
VAT and other taxes payable	1,442	782
Short-term notes, current portion of long-term debt and capital lease obligations	1,632	207
Deferred revenue	12,188	13,018
Accrued expenses	13,708	9,650
Other current liabilities	2,049	1,920

Total current liabilities	42,219	39,113
Long-term debt and capital lease obligations, less current portion	241	36
Liabilities of business transferred under contractual arrangement (Note 3)	—	455

Total liabilities	42,460	39,604
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized; 54,908,233 and 55,794,900 shares issued and outstanding, respectively	55	56
Non-voting common stock, $.001 par value; 7,500,000 shares authorized; 5,936,667 and 5,050,000 shares issued and outstanding, respectively	6	5
Additional paid-in capital	557,358	555,574
Treasury Stock, 697,196 shares	(733)	(733)
Accumulated deficit	(384,621)	(404,493)
Deferred compensation	(2,311)	—
Accumulated other comprehensive loss	(13,513)	(17,019)
Accumulated other comprehensive loss of business transferred under contractual arrangement (Note 3)	—	(2,579)

Total stockholders' equity	156,241	130,811

Total liabilities and stockholders' equity	$198,701	$170,415

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2001	2002	2001	2002
Revenue	$22,554	$19,781	$46,974	$38,384

Operating costs and expenses:
Internet services	11,941	10,850	24,929	22,169
Selling, general and administrative	24,769	18,674	47,343	39,709
Impairment charges (Note 4)	47,992	1,428	47,992	1,428
Depreciation and amortization	14,768	3,059	29,633	5,923

Total operating costs and expenses	99,470	34,011	149,897	69,229

Loss from continuing operations	(76,916)	(14,230)	(102,923)	(30,845)

Interest income	2,048	576	4,601	1,196
Interest expense	(151)	(23)	(148)	(64)
Other income (expenses), net	(54)	(84)	(99)	34
Foreign currency gains (losses), net	(2,495)	11,054	(8,039)	8,103

Loss from continuing operations before minority interest and income taxes	(77,568)	(2,707)	(106,608)	(21,576)
Income tax (benefit) expense	201	—	(131)	—
Minority interest in loss of consolidated subsidiaries	—	—	73	—

Net loss from continuing operations	(77,367)	(2,707)	(106,666)	(21,576)

Discontinued operations (Note 2):
Loss from discontinued operations	(1,643)	(43)	(2,834)	(730)
Gain on disposal of discontinued operations, less $50 of transaction costs	—	2,434	—	2,434

Net loss	$(79,010)	$(316)	$(109,500)	$(19,872)

Basic and diluted earnings (loss) per share:
Continuing operations	$(1.27)	$(0.05)	$(1.75)	$(0.36)
Discontinued operations	$(0.03)	$0.04	$(0.05)	$0.03

Net earnings (loss) per share—basic and diluted	$(1.30)	$(0.01)	$(1.80)	$(0.33)

Shares used in computing basic and diluted earnings (loss) per share from continuing operations	60,812,900	60,147,704	60,812,045	60,147,704

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(Unaudited)

	For the six months ended June 30,
	2001	2002
Cash flows from operating activities:
Net loss from continuing operations	$(106,666)	$(21,576)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	29,633	5,923
Impairment charges	47,992	1,428
Employee stock compensation	1,480	527
Provision (benefit) for doubtful accounts receivable	1,714	(1,956)
Unrealized foreign currency transaction (gains) losses	3,651	(6,464)
Minority interest in loss of consolidated subsidiaries	(73)	—
Write-off of note receivable from related party	—	292
Changes in assets and liabilities:
Trade accounts receivable	(4,743)	4,628
Other current assets	(2,012)	(1,295)
Other non-current assets	(135)	(127)
Accounts payable	(4,420)	2,595
VAT and other taxes payable	117	(606)
Accrued expenses	1,923	(4,511)
Other current liabilities	1,141	(106)
Deferred revenue	(452)	126

Net cash used in operating activities	(30,850)	$(21,122)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(9,413)	—
Increase in restricted cash	—	(1,160)
Proceeds from the disposition of operating subsidiaries	318	31
Purchases of property and equipment	(9,323)	(1,706)
Note receivable from related party	—	(1,000)
Repayment of note receivable from related party	—	708

Net cash used in investing activities	(18,418)	(3,127)

Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(686)	(1,513)
Proceeds from issuance of common stock, net	47	—

Net cash used in financing activities	(639)	(1,513)

Cash flows used by discontinued operations	(807)	(601)

Effect of currency exchange rate changes on cash	(1,214)	1,614

Net decrease in cash and cash equivalents	(51,928)	(24,749)
Cash and cash equivalents, beginning of period	237,839	137,854

Cash and cash equivalents, end of period	$185,911	$113,105

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation, Restatement, Overview and Recent Pronouncements

        These consolidated financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2001 and 2002 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. ("VIA" or "the Company") as of and for the year ended December 31, 2001, included in VIA's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (2001 Annual Report). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the financial statements included in the 2001 Annual Report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of VIA at June 30, 2002 and the results of its operations and its cash flows for the six month periods ended June 30, 2001 and 2002. The results of operations for the three and six month periods ended June 30, 2002 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

        Simultaneously with the filing of this Form 10-Q, VIA is revising its previously reported results for the three month period ending March 31, 2002 by filing Form 10-Q/A for that period. The principal effects of the revision are noted in Note 1 to the consolidated financial statements in the Form 10-Q/A. In this Form 10-Q, references or comparisons to results in the first quarter 2002 are to the restated results.

        To ensure its long-term viability, VIA has taken and will continue to take steps to reduce its negative cash flow and preserve capital. As part of its overall turnaround plan, VIA continues to carefully review the financial performance of its operations, its market opportunities, product offerings and cost structure in order to best position the Company in its markets and to ensure that it reaches positive cash flow with sufficient cash reserves remaining. Since January 2002, VIA has taken the following actions, among others: completed the sale of Argentina, Austria, Brazil and Ireland operations, continued evaluations of dispositions of additional operations, suspended the development and deployment of its planned enterprise-wide integrated provisioning, billing and customer care platform, eliminated its regional management structure and staff, initiated steps to relocate certain key headquarter positions to Europe and reduced its operations and headquarters staff. VIA has incurred and anticipates that it may incur in the future substantial costs to implement one or more of these restructuring actions and similar actions that it may take in the future. As of June 30, 2002, the Company had $113.1 million in cash and cash equivalents and $1.2 million in restricted cash. VIA believes that its available cash will be sufficient to fund its operating losses, working capital and capital expenditure requirements for at least the next twelve months. However, unless the capital markets improve, there is no assurance that VIA will be able to obtain further financing if it is unsuccessful in reaching a steady cash flow position before its cash reserves are depleted.

        As a part of its turnaround plan, VIA is also addressing internal control and systems issues that the Company has experienced as a result of its rapid growth through acquisitions and its integration efforts in its largest operations. VIA's original business plan involved acquiring, integrating and growing multiple independent Internet services providers throughout Europe and Latin America. VIA grew rapidly from its inception in 1997 through the end of 2000, acquiring 26 foreign companies during that period.

        In mid-2000 the Company began a series of projects to integrate a number of its acquired companies to achieve economies of scale and improve business processes. An element of each integration project involved combining data from the billing, provisioning and customer care legacy systems of each operation into a single integrated system as well as making changes to the organization structures of these companies. Poor execution of these integration efforts affected sales, billing and customer care functions of certain of the operations, particularly in Germany and the United Kingdom. The Company also planned the development and deployment of an enterprise-wide integrated provisioning, billing and customer care system that would address some of the technical issues arising from legacy systems. This system was intended to improve the ability of corporate and regional management teams to oversee the financial reporting of local operations. However, because of a downturn in the market, an emphasis on cost cutting, and technical issues that arose during the development and deployment of this system, further funding for this project was suspended in the first quarter of 2002, and the Company chose to pursue a series of improvements of the legacy systems at the local operations level.

        Over the past three quarters management has specifically focused on systems and process issues in the United Kingdom and German operations, two of the Company's largest operations. The Company has implemented procedures designed to alleviate issues arising from the legacy billing system and internal control problems. These procedures include significantly expanded monthly and quarter-end financial close processes in these operations and additional manual checks and reconciliation procedures to compensate for known systemic limitations. VIA also engaged a team of internal staff and external advisors to initiate system remediation and data validation projects, which are ongoing.

        Management believes that these procedures will enable VIA to present its financial results fairly in all material respects, as required by accounting principles generally accepted in the United States of America. When the system remediation and data validation projects have progressed sufficiently, some or all of these additional procedures may become unnecessary. The preparation of financial statements in conformity with generally accepted accounting principles requires VIA to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results could differ from the recorded estimates.

        In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement is effective for exit disposal activities that are initiated after December 31, 2002, with early adoption encouraged. VIA is currently assessing the impact of SFAS 146 on its financial position and results of operations.

2.    Discontinued Operations

        As part of its turnaround plan and its focus on substantially reducing its negative cash flow, VIA has concluded that it should cease funding certain country operations that will not materially contribute to its financial strength in the long term and explore the optimal method to withdraw from these countries. Consistent with this conclusion, VIA completed the sale of its operations in Argentina and Austria during the three months ended June 30, 2002. The operation in Argentina, which was included in the Americas region for segment reporting, was sold on June 11, 2002 to an unrelated third party purchaser. The Austrian operation, which was included in the European region for segment reporting, was sold to the then-current management team on May 29, 2002. These operations were sold for nominal consideration and VIA recognized a gain on the disposal of the two operations in the aggregate amount of $2.4 million, which was entirely due to the reclassification of the accumulated foreign currency translation adjustment to the statement of operations. Upon the sale of the operations in Argentina and Austria, VIA realized the total foreign currency translation gain of $2.4 million reported as part of the gain on disposal of discontinued operations in the consolidated statement of operations for the three and six months ended June 30, 2002. The Company's measurement date for the discontinued operations was the same as the closing date of the transactions. Accordingly, loss of discontinued operations reported in VIA's statements of operations does not include results of disposed subsidiaries subsequent to the disposition date.

        Effective January 1, 2002, VIA adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As each of the Argentine and Austrian operations disposed of in the second quarter of 2002 represents a component of an entity as defined by SFAS 144, VIA has classified each operation as a discontinued operation for all periods presented. Revenues related to discontinued operations through the date of sale were approximately $377,000 and $1.0 million for the three and six months ended June 30, 2002. The revenues related to these operations for the three and six months ended June 30, 2001 were approximately $878,000 and $1.9 million, respectively. The pre-tax loss, excluding accounting for the sale transaction, related to discontinued operations was approximately $43,000 and $730,000 for the three and six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2001, the pre-tax loss related to the discontinued operations was $1.6 million and $2.8 million, respectively.

3.    Business Transferred Under Contractual Arrangement

        In May 2002, VIA closed a transaction for the sale of its Brazilian operation to the then-current management team, which included Antonio Tavares, a former executive officer of VIA. Under this transaction, VIA sold all of its shares of VIA NET.WORKS Brasil S.A. ("VIA Brasil") for $428,000, of which $30,000 was paid in cash at closing and the balance by delivery of a promissory note payable over 18 months. The note is secured by a pledge of 93% of the outstanding shares in VIA Brasil. The collateralization of the outstanding shares enables VIA to reacquire a controlling interest in VIA Brasil if the purchasers default on the obligations under the promissory note. Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, VIA will neither treat the Brazilian operation as a discontinued operation nor consolidate any future results of this Brazilian operation. However, when the sale qualifies as an accounting disposition under SAB Topic 5E, VIA will recognize a $2.6 million loss related to the accumulated translation adjustment in the statement of operations. The total assets and liabilities related to the Brazilian operation are shown on the consolidated balance sheet under the captions assets and liabilities of business transferred under contractual arrangement. The results of VIA Brasil through the date of sale are included within the results from continuing operations for the three and six months ended June 30, 2001 and 2002. Likewise, the cash flows for VIA Brasil for these periods are included in VIA's consolidated cash flows from continuing operations.

4.    Impairment Charges

        The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) as of January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires that goodwill be tested for impairment in interim periods if certain events occur indicating that the carrying value of goodwill may not be recoverable. In August 2002, the Company closed a transaction for the sale of its Irish operation. Under the transaction, the purchasers paid nominal consideration for the shares of VIA NET.WORKS Ireland Limited and approximately $120,000 for assignment of VIA's loans to the Irish operation. In connection with its decision to divest itself of its Irish subsidiary, the Company conducted an impairment review of that operation's goodwill in accordance with the provisions of SFAS 142. Based upon this review, the Company recorded an impairment charge in the second quarter of 2002 of $488,000 to eliminate the remaining goodwill of the Irish operation.

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. During the three months ended June 30, 2002, in light of the significant underperformance of the Italian operation during the first half of the year, the Company initiated an impairment analysis of its long-lived assets for this operation. Based on this analysis, the Company determined that the carrying amounts of certain of its Italian operation's long-lived assets exceeded the future undiscounted cash flows as of June 30, 2002. As a result of the impairment review, the Company determined that the operation's long-lived assets were impaired and recorded an impairment charge of $625,000. Additionally, the Company tested the operation's goodwill for impairment in accordance with SFAS 142. As a result of this analysis, the Company recorded a goodwill impairment charge of $315,000.

        The composition of impairment charges recorded in the three months ended June 30, 2002 was as follows (in thousands of U.S. dollars):

Fixed assets	$625
Goodwill and other intangible assets	803

Total impairment charge	$1,428

        The assumptions made in calculating the impairment charges, including estimates of cash flows, discount rates, revenue streams and comparable market transactions, represent management's best estimates.

        Management has no other current plans that would affect the carrying value of VIA's assets or liabilities. However, as discussed in Note 1, certain of the actions VIA might take as part of its turnaround plan may lead to additional impairment or restructuring charges in future periods and such amounts may be material.

5.    Comprehensive Loss

        Comprehensive loss for the three and six months ended June 30, 2001 and 2002 was as follows (in thousands of U.S. dollars):

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Net loss	$(79,010)	$(316)	$(109,500)	$(19,872)
Foreign currency translation adjustment	607	(8,073)	(3,464)	(6,085)

Comprehensive loss	$(78,403)	$(8,389)	$(112,964)	$(25,957)

6.    Property and Equipment

        Property and equipment consisted of the following (in thousands of U.S. dollars):

	December 31, 2001	June 30, 2002
Hardware and other equipment	$15,520	$17,145
Network and data center assets	12,526	13,217
Software	11,174	10,961
Furniture and fixtures	2,140	2,088

	41,360	43,411
Accumulated depreciation and amortization	(20,781)	(26,601)

Property and equipment, net	$20,579	$16,810

        Depreciation expense was $3.1 million and $2.7 million for the three months ended June 30, 2001 and 2002, respectively. Depreciation expense was $6.3 million and $5.4 million for the six months ended June 30, 2001 and 2002, respectively.

        The Company has a 25-year Indefeasible Right of Use, or IRU, from Global Crossing and its wholly owned affiliates that expires June 2024. In January 2002, Global Crossing and certain other affiliated subsidiaries filed for U.S. bankruptcy protection. In August 2002, the bankruptcy court approved the sale of a majority interest in Global Crossing to two investors. Global Crossing has continued to maintain service on the trans-Atlantic rings on which the Company has acquired IRU capacity and has publicly stated its intention to continue most or all of its network services upon reorganization. If service on our trans-Atlantic IRU is interrupted or terminated because of the financial difficulties or decisions made in the course of the bankruptcy proceedings of Global Crossing, peering and transit relationships the Company has in place from our pan-European backbone network will provide contingency and quality backup capabilities for its Internet traffic to reach U.S. destinations. However, if the Company is required to rely on these peering and transit relationships for all its trans-Atlantic traffic, the Company may incur additional costs and experience a lesser quality of service in reaching non-European destinations. There can be no assurances that Global Crossing or the purchasers of its business will continue to provide service on the cable on which the Company has acquired trans-Atlantic capacity. If this service becomes unavailable to the Company, and if the Company does not successfully acquire alternative service of materially similar capacity and quality, its ability to provide quality levels of IP service will be adversely impacted.

        During the three months ended June 30, 2002, the Company recorded a fixed asset impairment charge of $625,000. The table above shows the balances as of June 30, 2002 after the effect of the impairment charges. See Note 4. The following table shows the composition of the fixed asset impairment charges (in thousands of U.S. dollars):

Hardware and other equipment	$340
Network and data center assets	166
Software	293
Furniture and fixtures	78
Accumulated depreciation	(252)

Total fixed asset impairment	$625

7.    Goodwill and Acquired Intangible Assets

        VIA adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) as of January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with the requirements of SFAS 142, the Company reclassified $850,000 of acquired workforce as goodwill and ceased amortization of goodwill as of January 1, 2002. During the three months ended March 31, 2002, the Company completed SFAS 142 transitional impairment test and determined that its goodwill was not impaired as of January 1, 2002, the date of SFAS 142 adoption. The Company will complete its annual goodwill impairment analysis as of October 1, 2002.

        SFAS 142 requires that goodwill be tested for impairment at least annually at the reporting unit level. Additionally, SFAS 142 requires that goodwill be tested for impairment on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the second quarter 2002, the Company recorded an impairment charge of $803,000 related to its goodwill and other acquired intangible assets at its Irish and Italian operations. See Note 4.

        The reconciliation of reported net loss from continuing operations to adjusted net loss from continuing operations and adjusted net loss-per-share from continuing operations is as follows (in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net loss from continuing operations	$(77,367)	$(2,707)	$(106,666)	$(21,576)
Adjustments:
Amortization of goodwill and acquired workforce	11,413	—	22,773	—

Adjusted net loss from continuing operations	(65,954)	(2,707)	(83,893)	(21,576)
Weighted average shares outstanding	60,812,900	60,147,704	60,812,045	60,147,704
Adjusted basic and diluted loss per share from continuing operations	$(1.08)	$(0.05)	$(1.38)	$(0.36)
Reported basic and diluted loss per share from continuing operations	$(1.27)	$(0.05)	$(1.75)	$(0.36)

        The Company's intangible assets, consisting of acquired customer lists and acquired workforce, are as follows (in thousands of U.S. dollars):

	December 31, 2001	June 30, 2002
Customer lists	$2,561	$2,584
Workforce	1,415	—
Accumulated amortization	(2,226)	(2,216)

Intangible assets, net	$1,750	$368

        The acquired intangible asset amortization expense for the three and six months ended June 30, 2002 was $312,000 and $555,000, respectively. The acquired intangible assets amortization expense for the year ending December 31, 2002 will total approximately $900,000.

        The changes in the carrying amount of goodwill during the six months ended June 30, 2002 are as follows (in thousands of U.S. dollars):

Balance as of December 31, 2001	$17,134
Impairment charges	(803)
Foreign exchange adjustment	1,930

Balance as of June 30, 2002	$18,261

8.    Stockholders' Equity

        In the first quarter of 2002, 886,667 shares of non-voting common stock were converted to voting shares of common stock at the request of the holder of the shares. All non-voting common stock can be converted to voting common stock at the request of the shareholders. During the three months ended March 31, 2002, VIA recorded stock option forfeitures of $1.8 million, which reduced the deferred compensation balance to zero with the corresponding adjustment to additional paid-in capital. The deferred compensation expense for the three months ended June 30, 2001 was $717,000. VIA recorded no deferred compensation expense during the three months ended June 30, 2002. For the six months ended June 30, 2001 and 2002, VIA recorded deferred compensation expense of $1.5 million and $527,000, respectively.

9.    Contingencies

        On November 5, 2001 a class action lawsuit was filed in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering ("IPO") and certain of our officers, under the title O'Leary v. VIA NET.WORKS, et al [01-CV-9720] (the "Complaint"). An amended complaint was filed in April 2002. The Complaint alleges that the prospectus the Company filed with its registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices ("Tie-in Arrangements"), thereby artificially inflating the Company's stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. This Complaint is one of over 300 similar suits filed to date against underwriters, issuers and their officers alleging similar activities, known as "laddering," all of which are included in a single coordinated proceeding in the Southern District of New York. VIA believes that any allegations in the Complaint of wrongdoing on the part of VIA or our officers are without legal merit. The Company has retained legal counsel and intends to vigorously defend against these allegations.

        VIA is subject to certain other claims and legal proceedings that arise in the normal course of business. Management believes that the ultimate resolution of these matters will not be material to the Company's financial position, results of operations or cash flows.

10.  Segment Reporting

        VIA offers a variety of Internet access, managed bandwidth, web hosting, ecommerce, Internet security and related services to businesses and consumers in Europe and the Americas. As of June 30,

2002, VIA served primary markets in 11 countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design, Internet security and consulting services, and sale of third-party hardware and software.

        Beginning in the first quarter of 2002, VIA reevaluated its reportable segments and grouped all of the European operating companies into one reportable segment. Similarly, the Company grouped all of the operating companies located in North and South America into one reportable segment. The Company evaluates the performance of its segments based on revenue and loss from operations before depreciation, amortization, impairment charges and non-cash compensation charges ("EBITDA"). Corporate expenses, which also include the regional IRU companies, are shown to reconcile to the total consolidated figures. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts. Prior period amounts have been reclassified to conform to the current period presentation.

        The table below presents information about the reported revenue, EBITDA, impairment charges and assets from continuing operations of the Company's segments for the three and six months ended June 30, 2001 and 2002 (in thousands of U.S. dollars).

	Europe	Americas	Corporate	Total
Three months ended June 30, 2001:
Revenue	$16,725	$5,829	$—	$22,554
EBITDA	(5,525)	(1,553)	(6,361)	(13,439)
Impairment charges	524	47,468	—	47,992
Total assets	120,492	38,718	196,700	355,910
Three months ended June 30, 2002:
Revenue	16,062	3,719	—	19,781
EBITDA	(2,139)	(1,170)	(6,434)	(9,743)
Impairment charges	1,428	—	—	1,428
Total assets	46,865	6,855	116,695	170,415
Six months ended June 30, 2001:
Revenue	35,938	11,036	—	46,974
EBITDA	(9,501)	(3,493)	(10,824)	(23,818)
Impairment charges	524	47,468	—	47,992
Total assets	120,492	38,718	196,700	355,910
Six months ended June 30, 2002:
Revenue	30,117	8,267	—	38,384
EBITDA	(5,764)	(2,599)	(14,604)	(22,967)
Impairment charges	1,428	—	—	1,428
Total assets	$46,865	$6,855	$116,695	$170,415

        At June 30, 2002, goodwill for Europe and the Americas was $16.1 million and $2.2 million, respectively. During the second quarter of 2002, VIA sold its operations in Argentina, Austria and Brazil. In August 2002, VIA sold its operation in Ireland, which represented 2% of consolidated revenues for the three and six months ended June 30, 2002. Our operations in Argentina and Austria are considered discontinued operations. These operations were previously reported in the Americas and Europe regions, respectively. See Notes 2 and 3.

        A reconciliation from total EBITDA from continuing operations to loss from continuing operations before income taxes and minority interest is as follows (in thousands of U.S. dollars):

	For the three months ended June 30, 2001	For the three months ended June 30, 2002	For the six months ended June 30, 2001	For the six months ended June 30, 2002
EBITDA from continuing operations	$(13,439)	$(9,743)	$(23,818)	$(22,967)
Non-cash compensation	(717)	—	(1,480)	(527)
Impairment charges	(47,992)	(1,428)	(47,992)	(1,428)
Depreciation and amortization	(14,768)	(3,059)	(29,633)	(5,923)

Loss from continuing operations	(76,916)	(14,230)	(102,923)	(30,845)
Interest income, net	1,897	553	4,453	1,132
Other income (expense) and foreign currency gains (losses), net	(2,549)	10,970	(8,138)	8,137

Loss from continuing operations before income taxes and minority interest	$(77,568)	$(2,707)	$(106,608)	$(21,576)

11.  Subsequent Events

        On August 12, 2002, the Company closed a transaction for the sale of its Irish operation. Under the transaction, the purchasers paid nominal consideration for the shares of VIA NET.WORKS Ireland Limited and approximately $120,000 for assignment of VIA's loans to the Irish operation. When this transaction is recorded in the third quarter of 2002, the accumulated foreign currency translation adjustment of the Irish operation will be reclassified to the statement of operations and included in the loss on discontinued operations. The loss associated with the Irish accumulated currency translation adjustment was approximately $590,000 at June 30, 2002.

12.  Restatement of Financial Statements

        Simultaneously with the filing of this Form 10-Q, the Company is revising its previously reported results for the three month period ending March 31, 2002 by filing Form 10-Q/A for that period. The principal effects of the revision are noted in Note 1 to the consolidated financial statements in the Form 10-Q/A. In this Form 10-Q, references or comparisons to results in the first quarter 2002 are to the restated results.

        The principal effects of the restatement are noted in the following table (in thousands of U.S. dollars):

	Three months ended March 31, 2002
	As Reported	As Restated	As Restated
		(excluding the effect of discontinued operations)	(including the effect of discontinued operations)
Statement of Operations Data:
Revenue	$20,223	$19,259	$18,603
Loss from Operations	$(15,849)	$(16,813)	$(16,615)
Net Loss	$(18,592)	$(19,556)	$(18,869)
Net Loss per share	$(0.31)	$(0.33)	$(0.31)
	March 31, 2002
	As Reported	As Restated
Balance Sheet Data:
Deferred Revenue	$11,618	$12,582
Total Liabilities	$41,376	$42,340
Accumulated Deficit	$(403,213)	$(404,177)
Total Stockholders' Equity	$140,164	$139,200

Other Financial Data:

        Revenue and EBITDA for the European Reportable Segment for the three months ended March 31, 2002 were as follows (in thousands of U.S. dollars):

	Three months ended March 31, 2002
	As Reported	As Restated	As Restated
		(excluding the effect of discontinued operations)	(including the effect of discontinued operations)
Revenue	15,393	14,429	14,055
EBITDA	(2,726)	(3,690)	(3,625)

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this Form 10-Q. This discussion and the discussion in Item 1, Note 1, contain forward-looking statements based on current expectations, which involve risks and uncertainties. Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or similar words. Forward-looking statements on this Form 10-Q include, but by way of example only, statements regarding our expectations relating to the Company's ongoing strategic turnaround plan, future disposal of operations, projections of revenues, costs (direct and operating costs), cost reductions and capital expenditures. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed in the "Risk Factors" described in Exhibit 99.1 on this Form 10-Q, as well as those described in the "Risk Factors" section of VIA's Annual Report on Form 10-K for the year ended December 31, 2001, or 2001 Annual Report, as filed with the Securities and Exchange Commission. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the Securities and Exchange Commission.

Background

        VIA NET.WORKS, Inc. is a single source provider of managed Internet services to small and mid-sized businesses in Europe and the Americas. We were founded in 1997 with the goal of establishing an international Internet services provider with a footprint in Europe and Latin America in order to take advantage of the expected growth opportunities for Internet services in these markets.

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

        From our inception, our business plan was founded on an aggressive growth strategy. As a part of this strategy, we focused on the acquisition of Internet services providers in our targeted markets, growing our customer base and product portfolio, establishing a reliable international network to service these customers and developing and deploying an integrated provisioning, billing and customer care platform to support this growth. In February 2000, VIA engaged in an initial public offering of its common stock in which it raised $333.0 million in capital, net of estimated expenses and underwriting discounts and commissions. During 2000, VIA increased its revenue base significantly through a combination of organic growth and the acquisition of 9 independent Internet services providers. VIA ended 2000 reporting $99.4 million in revenues, up from $39.3 million in 1999.

        In 2001, we experienced a downward turn in our financial results and operational difficulties. As a result of deteriorating market conditions and internal disruptions during the year, we incurred negative cash flow of $100 million, our revenues declined on a consolidated basis by nine percent from 2000 levels, we restated our financial statements twice and experienced problems resulting from integration of acquired companies and significant personnel turnover in our key operations.

        After our Chairman and Chief Executive Officer resigned in January 2002, VIA's board of directors brought in Karl Maier as acting Chief Executive Officer to design and execute a turnaround plan for the company. Over a period of three months, Mr. Maier, together with several external advisors engaged to assist him, conducted a strategic review and assessment of VIA's financial situation, operations and market positioning. The result of this review was a turnaround plan, which was approved by the board of directors and which included four primary components:

  1.
  Reduction of VIA's negative cash flow and a drive toward profitability

  2.
  Stabilization of billing systems and business process issues in VIA's operations

  3.
  Enhancement of VIA's senior management and country management teams

  4.
  Focus on Europe as VIA's core operating region

Reduction of VIA's negative cash flow and a drive toward profitability

        During 2001, VIA's quarterly cash usage rate was approximately $25 million. We entered 2002 with approximately $138 million in cash reserves. Preserving cash and reducing our negative cash flow to ensure long-term viability is a primary focus of our turnaround plan. During the first six months of 2002, we have taken the following actions begin addressing this issue:

  •
  Established enhanced controls on expenses and capital expenditures across VIA

  •
  Managed working capital proactively and instituted aggressive collections programs in all our operations

  •
  Continued to streamline our operations and corporate functions by eliminating non-essential personnel and reduced our headcount from 973 at December 31, 2001 to 725 at June 30, 2002 on a consolidated basis

  •
  Assessed the financial viability and cash flow needs of all our operations and determined exit strategies for country operations that we concluded would not materially contribute to our financial strength in the long term

  •
  Sent corporate task force to Germany to address operational and cash flow issues

  •
  Suspended the development and deployment of a planned enterprise-wide integrated provisioning, billing and customer care platform

  •
  Eliminated our regional management structure and staff

        We believe we have made meaningful progress in addressing VIA's cash flow issues. As noted in the chart below, our net change in cash has been reduced by approximately 71%; from $25.7 million in the fourth quarter of 2001 to $7.6 million in the second quarter of 2002. We did benefit from a $3 million cash gain as a result of favorable foreign exchange rates during the second quarter of 2002. Our EBITDA deficit has improved by 40% from ($16.2) million in the fourth quarter 2001 to ($9.7) million in the second quarter 2002.

	4Q 2000	1Q 2001	2Q 2001	3Q 2001	4Q 2001	1Q 2002	2Q 2002
	(in thousands of US dollars)
Cash and restricted cash balance (end of quarter)	$237,839	$207,460	$185,911	$163,523	$137,854	$121,838	$114,268
Net change in cash	$17,120	$30,379	$21,549	$22,388	$25,669	$16,016	$7,570
EBITDA from continuing operations	$(8,504)	$(10,378)	$(13,439)	$(17,775)	$(16,191)	$(13,292)	$(9,743)

        Going forward, where appropriate, we will continue to take steps toward reducing cash usage and EBITDA losses. These steps could include our disposition of additional country operations, further headcount reductions, consolidation of operational functions across country operations and other similar actions. There can be no assurances that we will be successful in these efforts.

Stabilization of billing systems and business process issues

        From 1998 through 2000, we acquired multiple independent companies in a number of our geographic markets, including the United Kingdom and Germany. In 2001, we began the process of integrating these multiple local operations into a single entity operation in each country. In the United Kingdom and Germany, our two largest markets, the integration activities failed to address appropriately billing systems limitations, business practice and processes inadequacies and organizational cohesiveness. As a result, we have encountered significant customer billing and process issues, financial reporting difficulties which created an increased burden on local and corporate financial staffs to derive accurate information and a high staff turnover in these country operations. In addition, our independent accountants have advised us that our legacy billing systems and practices in these operations constitute material weaknesses in our internal control structure.

        We have taken a number of steps to address these issues during the first six months of 2002. In Germany, a corporate task force together with professional advisors was sent for four months to address the systems, processes and billing data issues as well as the organizational problems that these issues exacerbated. In the United Kingdom, we have initiated a comprehensive and priority one project with team members from corporate and the local operation to:

  •
  validate current and historical billing data,

  •
  review and assess adequacy of order entry and billing systems and determine replacement systems if necessary and

  •
  review, assess and correct, if necessary, order entry, customer service, credit and collections and other business processes throughout the organization.

        In both countries, we have expanded our monthly and quarterly financial reporting close and analytical procedures. These ongoing efforts have led to tangible improvements in the operations and financial reporting capabilities of our German and United Kingdom operations. Nonetheless, many of the improvements in both operations result from significantly expanded manual processes, analysis and validation processes. Permanent improvement will most likely require the replacement of the UK legacy billing system. We anticipate that process will not be complete until first quarter 2003. However, there can be no assurances that we will be able to complete this process in that timeframe. We have incurred and anticipate that we will continue to incur substantial costs and expenses relating to our remediation efforts, enhanced financial reporting close and analytical procedures, and ultimately, the repair or replacement of required systems. These cash outlays may impact our ability to reduce our negative cashflow.

        As noted above under "Reduction of VIA's negative cash flow and a drive toward profitability" and as described in further detail in our Annual Report under the section entitled Overview of Management's Discussion and Analysis of Results of Operations and Financial Condition, we suspended the development and deployment of our multi-vendor integrated provisioning, billing and customer care platform, or Integrated Platform, that was intended to replace legacy systems or automate manual processes in our operations. As a result of this suspension, we are reviewing, on a case-by-case basis, the adequacy of our legacy systems to ensure that we can properly provision our services, bill and service our customers and report accurately our results. To the extent that we are required to repair or replace any of these systems, the cash expenditure required to do so may impact our ability to reduce our negative cash flow.

Enhancement of VIA's senior management and country management teams

        As a part of VIA's turnaround plan, we initiated a review of the strengths and capabilities of our senior and country management teams. We also assessed our needs for additional personnel to address the requirements of the Company during this turnaround phase. As a result of this assessment and review, VIA hired a new Chief Financial Officer, Senior Vice President-Technology and Operations, a Vice President-Human Resources and a Vice President-Corporate Development to complement Mr. Maier in his role as acting Chief Executive Officer. In addition, the board of directors appointed Mr. Maier as President and Chief Operating Officer subsequent to the second quarter of 2002. At the country operations level, a number of senior staff changes and new hires at senior levels have been effected, including finance, sales and customer care directors as well as human resources.

Focus on Europe as VIA's core operating region

        One component of our turnaround plan is to focus on Europe as our core operating region. Consistent with this determination and because of ongoing economic weaknesses and political turmoil in Argentina and Brazil and the continuing cash funding requirements of our operations in these countries, we engaged in an auction process to dispose of our operations in those countries. During the second quarter of 2002, we successfully sold these operations to a third party in the case of Argentina and to our management group in the case of Brazil. Together, our operations in Argentina and Brazil generated approximately 3 and 5 percent of our consolidated revenues for the three months and six months ended June 30, 2002, respectively.

        In order to bring corporate decision-making closer to our core operations, we decided to establish an office in the London area and relocate certain corporate executive and key headquarters positions. We will begin transition of headquarters positions to a new office in the London area beginning with corporate operational functions first. Our new executive hires for human resources and technology and operations are currently resident in Europe. Our president and corporate development vice president are in the process of relocating.

        In addition, the corporate finance and accounting team is engaged in planning a transition project to move the corporate finance and accounting function from Reston, Virginia to the new London area headquarters.

Ongoing product and market strategy

        Despite setbacks in 2001 and our focused turnaround in 2002, we continue to pursue our primary goal to become a premier provider of managed IP services to businesses in selected markets. Our ongoing strategy is to reach that goal by:

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

        While we will continue to pursue this strategy, our most immediate focus is to ensure our long-term financial viability, improve our financial control environment and stabilize our back-office systems and processes. While our competitors and peers struggle under heavy debt or have gone out of business, we have little debt and substantial cash reserves and the ability to pursue our short term strategy of reaching profitability, first by focusing on cost cutting and eliminating non-contributing assets and second, by concentrating our sales efforts on high margin producing services. There can be no assurance that we will be successful in any of these efforts.

        The following table summarizes our continuing operations in Europe and the Americas by country and revenue contribution from continuing operations for the three and six months ended June 30, 2002.

Country of Operation	Percentages of Total Revenue for the Three Months Ended June 30, 2002	Percentages of Total Revenue for the Six Months Ended June 30, 2002
Brazil	3%	4%
France	10%	11%
Germany	14%	13%
Ireland	2%	2%
Italy	2%	2%
Mexico	11%	13%
The Netherlands	10%	8%
Portugal	6%	6%
Spain	2%	2%
Switzerland	6%	5%
United Kingdom	29%	29%
United States	5%	5%

Discontinued Operations

        As part of our turnaround plan and our focus on substantially reducing our negative cash flow, we have concluded that we should cease funding certain country operations that will not materially contribute to our financial strength in the long term and explore the optimal method to withdraw from these countries. Consistent with this conclusion, we completed the sale of our operations in Argentina and Austria during the three months ended June 30, 2002. The operation in Argentina, which was included in the Americas region for segment reporting, was sold on June 11, 2002 to an unrelated third party purchaser. The Austrian operation, which was included in the European region for segment reporting, was sold to the then-current management team on May 29, 2002. These operations were sold for nominal consideration and we recognized a gain on the disposal of the two operations in the aggregate amount of $2.4 million, which was entirely due to the reclassification of the accumulated foreign currency translation adjustment to the statement of operations. Upon the sale of the operations in Argentina and Austria, we realized the total foreign currency translation gain of $2.4 million reported as part of the gain on disposal of discontinued operations in our consolidated statement of operations for the three and six months ended June 30, 2002. VIA's measurement date for the discontinued operations was the same as the closing date of the transactions. Accordingly, loss of discontinued operations reported in VIA's statements of operations does not include results of disposed subsidiaries subsequent to the disposition date. See Note 2 to the consolidated financial statements for further information.

Business Transferred Under Contractual Arrangement

        In May 2002, we closed a transaction for the sale of our Brazilian operation to the then-current management team, which included Antonio Tavares, a former executive officer of VIA. Under this transaction, we sold all of our shares of VIA NET.WORKS Brasil S.A. ("VIA Brasil") for $428,000, of which $30,000 was paid in cash at closing and the balance by delivery of a promissory note payable over 18 months. The note is secured by a pledge of 93% of the outstanding shares in VIA Brasil. The collateralization of the outstanding shares enables us to reacquire a controlling interest in VIA Brasil if the purchasers default on the obligations under the promissory note. Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, we will neither treat the Brazilian operation as a discontinued operation nor consolidate any future results of this Brazilian operation. However, when the sale qualifies as an accounting disposition under SAB Topic 5E, we will recognize a $2.6 million loss related to the accumulated translation adjustment in the statement of operations. The total assets and liabilities related to the Brazilian operation are shown on the consolidated balance sheet under the captions assets and liabilities of business transferred under contractual arrangement. The results of VIA Brasil through the date of sale are included within the results from continuing operations for the three and six months ended June 30, 2001 and 2002. Likewise, the cash flows for VIA Brasil for these periods are included in the consolidated cash flows from continuing operations.

RESULTS OF OPERATIONS

Internal controls and systems issues

        As a part of our turnaround plan, we are addressing certain internal control and systems issues that VIA has experienced as a result of its rapid growth through acquisitions and its integration efforts in its largest operations. Our original business plan involved acquiring, integrating and growing multiple independent Internet services providers throughout Europe and Latin America. We grew rapidly from inception in 1997 through the end of 2000, acquiring 26 foreign companies during that period.

        In mid-2000 we began a series of projects to integrate a number of our acquired companies to achieve economies of scale and improve business processes. An element of each integration project involved combining data from the legacy billing, provisioning and customer care systems of each operation into a single integrated system as well as making changes to the organization structures of these companies. Poor execution of these integration efforts affected sales, billing and customer care functions of certain of the operations, particularly in Germany and the United Kingdom. We also planned the development and deployment of an enterprise-wide integrated provisioning, billing and customer care system that would address some of the technical issues arising from legacy systems. This Integrated Platform was intended to improve the ability of corporate and regional management teams to oversee the financial reporting of local operations. However, because of a downturn in the market, an emphasis on cost cutting and technical issues that arose during the development and deployment of the Integrated Platform, further funding for this project was suspended, and we decided to pursue a series of improvements of the legacy systems at the local operations level.

        Over the past three quarters our management has focused on systems issues in our United Kingdom and German operations. VIA has implemented procedures designed to alleviate issues arising from the legacy billing system and internal control problems. These procedures include significantly expanded monthly and quarter-end financial close processes in these operations and additional manual checks and reconciliation procedures to compensate for known systemic limitations. We have also engaged a team of internal staff and external advisors to initiate system remediation and data validation projects, which are ongoing, as described more fully above under the caption "Stabilization of billing systems and business process issues."

        We believe that these procedures will enable us to present our financial results fairly in all material respects, as required by U.S. generally accepted accounting principles. When the system remediation and data validation projects have progressed sufficiently, some or all of these additional procedures may become unnecessary. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. The current systems and process issues that are being addressed in our largest operations make it more difficult for management to arrive at estimates. Actual results could differ from the recorded estimates.

Foreign Currency Impact

        Foreign exchange rates can vary significantly and impact our results of operations, which are reported in U.S. dollars. During the six months ended June 30, 2002, only our U.S. operation, which represented approximately 5% of our consolidated revenues from continuing operations during this period, conducted business in U.S. dollars. Therefore, most of our operations are impacted by fluctuations in foreign exchange rates. For example, the Euro varied by approximately 15% in relation to the U.S. dollar during the second quarter of 2002. These exchange rate fluctuations can have a significant impact on all elements of our results of operations, including revenue, expenses and net loss. During the second quarter of 2002, the dollar was generally declining in value as compared to the currencies in which we conduct most of our business. This resulted in an increase for the quarter, as compared on a constant dollar basis, in reported revenues and expenses.

Three and six months ended June 30, 2002 compared with the three and six months ended June 30, 2001

Revenue:

	Three months ended			Six months ended
	June 30, 2001	June 30, 2002	% Increase/ (Decrease)	June 30, 2001	June 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Revenue	$22,554	$19,781	(12)%	$46,974	$38,384	(18)%

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

        Revenue for the three months ended June 30, 2002 decreased 12% to $19.8 million as compared to $22.6 million for the three months ended June 30, 2001. Revenue for the six months ended June 30, 2002 decreased 18% to $38.4 million as compared to $47.0 million for the six months ended June 30, 2001. Our revenue has decreased from 2001 levels due to the continued slowdown in corporate technology spending and certain internal disruptions and distractions caused by staff and management turnover and our ongoing cost cutting programs. In addition, we generated approximately $1.9 million of managed bandwidth revenue from a service contract between our Mexican operation and UUNET during the second quarter of 2001. During the second quarter of 2002, we generated approximately $570,000 in revenue from this relationship. We do not anticipate generating any significant revenues from our relationship with UUNET in subsequent quarters.

        In prior reporting periods, we have provided information on categories of revenues that we generate. Because of the systematic errors and limitations we have experienced in and with our legacy billing platforms and our ongoing projects to address these and process issues, we are not currently able to provide an accurate breakdown of our revenues. We anticipate that when we have completed our various systems and process remediation efforts, we will begin again to report revenue categories.

Internet services:

	Three months ended			Six months ended
	June 30, 2001	June 30, 2002	% Increase/ (Decrease)	June 30, 2001	June 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Internet services	$11,941	$10,850	(9)%	$24,929	$22,169	(11)%
% of Total Revenue	53%	55%		53%	58%

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

        Our Internet services operating costs were $10.9 million for the three months ended June 30, 2002 as compared to $11.9 million for the three months ended June 30, 2001. We had $22.2 million of Internet services operating costs for the six months ended June 30, 2002, an 11% decrease from the same period in 2001. The decrease in Internet services costs corresponds to the decrease in revenue for the three and six months ended June 30, 2002 as compared to the prior year corresponding periods.

Selling, general and administrative:

	Three months ended			Six months ended
	June 30, 2001	June 30, 2002	% Increase/ (Decrease)	June 30, 2001	June 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Selling, general & administrative	$24,769	$18,674	(25)%	$47,343	$39,709	(16)%
% of Total Revenue	110%	94%		101%	103%

        Our largest selling, general and administrative expenses are compensation costs, the costs associated with marketing our products and services, and professional fees paid to outside consultants. Compensation costs include salaries and related benefits, commissions, bonuses and costs associated with staff reductions. In many of our markets, we are required to make significant mandatory payments for government-sponsored social welfare programs, and we have little control over these costs. Our marketing expenses include the costs of direct mail and other mass marketing programs, advertising, customer communications, trade show participation, web site management and other promotional costs. Other selling, general and administrative expenses include the costs of travel, rent, utilities, insurance and bad debt expense. For the six month periods ended June 30, 2002 and 2001, our professional fees included the cost of using outside consultants to assist with the implementation of our financial and back office systems at our operating companies, as well as the cost of using outside consultants for financial review and attestation engagements.

        We incurred selling, general and administrative expenses of $18.7 million for the three months ended June 30, 2002, a 25% decrease from the $24.8 million we incurred for the three months ended June 30, 2001. Selling, general and administrative expenses decreased by 16% to $39.7 million for the six months ended June 30, 2002, as compared to the $47.3 million for the corresponding period in the previous year.

        Compensation expense for the three and six month periods ended June 30, 2002 were $12.1 million and $24.2 million, respectively, as compared to the three and six month periods ended June 30, 2001 of $13.1 million and $25.8 million, respectively. The decrease corresponds to our decrease in headcount from second quarter 2001 to second quarter 2002, offset by severance and other termination benefits and costs. The amount of severance related to our executives in the first half of 2002 was $762,000.

        In conjunction with our cost cutting measures, marketing and sales expenses decreased 52% from $1.9 million for the three months ended June 30, 2001 to $910,000 for the three months ended June 30, 2002. Included in this total of $910,000 was approximately $325,000 related to an acquired right to market to a customer list in one of our operating companies. Marketing and sales expenses for the six months ended June 30, 2002 were $1.4 million, a 62% decrease from the $3.7 million for the same period in 2001.

        Professional fees decreased from $2.9 million for the second quarter of 2001 to $2.2 million for the second quarter of 2002. For the six months ended June 30, 2002, professional fees were $6.0 million as compared to $5.0 million for the six months ended June 30, 2001. The costs in prior year were primarily due to costs associated with the implementation of our financial systems and our Integrated Platform. As part of our ongoing cost-cutting measures, we suspended the development and deployment of the Integrated Platform during the first quarter of 2002. The costs in the current period were primarily due to accounting fees and data validation projects by outside vendors.

        Bad debt expense for the three and six months ended June 30, 2002 was a benefit of ($1.2) million and ($2.0) million, respectively. For the three and six months ended June 30, 2001, bad debt expense was $890,000 and $1.7 million, respectively. During the first half of 2002, our intensified focus on cash collection resulted in collections of certain accounts receivable that were previously deemed uncollectible and for which a bad debt provision was recorded in previous periods.

        Our selling, general and administrative expenses include the amortization of deferred compensation. In March 2002, we recorded forfeitures of unvested stock options in the amount of $1.8 million, which reduced the deferred compensation balance to zero with a corresponding adjustment to additional paid in capital. As a result, we did not record any deferred compensation expense for the second quarter 2002. The deferred compensation amortization for the six months ended June 30, 2002 was $527,000. For the three and six months ended June 30, 2001, the deferred compensation expense recorded was $717,000 and $1.5 million, respectively.

Depreciation and amortization:

	Three months ended			Six months ended
	June 30, 2001	June 30, 2002	% Increase/ (Decrease)	June 30, 2001	June 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Depreciation and amortization	$14,768	$3,059	(79)%	$29,633	$5,923	(80)%
% of Total Revenue	65%	15%		63%	15%

        The largest component of our depreciation and amortization expense in prior periods was the amortization of the goodwill and other acquired intangible assets arising from our acquisitions. Goodwill, which has been amortized over five years, is created when the price at which we acquire a company exceeds the fair value of its net tangible and intangible assets. As a result of our acquisitions, we amortized substantial amounts of goodwill and other intangible assets in prior years. In January 2002, upon adoption of SFAS 142, the Company reclassified acquired workforce of $850,000 as goodwill and ceased amortizing the remaining goodwill balance. Other intangible assets, consisting of customer lists, continue to be amortized over their estimated useful lives.

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

        Our depreciation and amortization expense was $3.1 million and $5.9 million for the three and six months ended June 30, 2002, respectively. This is a decrease from the depreciation and amortization expense that was recorded for the three and six months ended June 30, 2001 of $14.8 million and $29.6 million, respectively. For the three months ended June 30, 2002, $312,000, or 10%, of our depreciation and amortization expense was related to the amortization of intangible assets and $2.7 million, or 90% was related to the depreciation of fixed assets. For the same period in 2001, $11.7 million, or 79%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and other intangible assets and $3.1 million, or 21% was related to the depreciation of fixed assets. For the six months ended June 30, 2002, $555,000, or 9%, of our depreciation and amortization expense was related to the amortization of intangible assets and $5.4 million, or 91%, was related to the depreciation of fixed assets. For the same period in 2001, $23.3 million, or 79%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and other intangible assets and $6.3 million, or 21%, was related to the depreciation of fixed assets. The decrease in depreciation of fixed assets in both periods is related to the asset impairment, which was recorded in the fourth quarter of 2001. These impairment charges reduced the balance of fixed assets by $24.5 million.

Impairment charges:

	Three months ended			Six months ended
	June 30, 2001	June 30, 2002	% Increase/ (Decrease)	June 30, 2001	June 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Impairment charges	$47,992	$1,428	(97)%	$47,992	$1,428	(97)%
% of Total Revenue	213%	7%		102%	4%

        On a periodic basis, management reviews the carrying value of the investment in our operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-lived assets. In its review, management considers market and competitive factors, operating and financial trends and the business outlook for each operation. During the three months ended June 30, 2002, management concluded that an impairment of our long-lived assets had occurred. As a result, we recorded an impairment charge of $1.4 million. This impairment charge is comprised of $803,000 related to goodwill and other acquired intangible assets at our Irish and Italian operations and $625,000 related to fixed assets at our Italian operation. See Note 4 to the consolidated financial statements for further information. During the three months ended June 30, 2001, management concluded that an impairment of goodwill had occurred. As a result, we recorded goodwill impairment charges of $48.0 million related to operations in our Americas and European regions. The goodwill impairment charges for these regions were $47.5 million and $524,000, respectively.

Interest income, net:

	Three months ended			Six months ended
	June 30, 2001	June 30, 2002	% Increase/ (Decrease)	June 30, 2001	June 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Interest income, net	$1,897	$553	(71)%	$4,453	$1,132	(75)%
% of Total Revenue	8%	3%		9%	3%

        For the three months ended June 30, 2002, we earned $576,000 in interest income, a 71% decrease over the $2.0 million we earned for the three months ended June 30, 2001. We earned $1.2 million in interest income for the six months ended June 30, 2002, down from the $4.6 million for the six months ended June 30, 2001. Interest income in both periods was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in the interest income is the combined result of the decrease in the available cash for investing and the decrease in the interest rates. We also incurred $23,000 of interest expense for the three months ended June 30, 2002, as compared to $151,000 of interest expense incurred in the same period in 2001. Interest expense for the six months ended June 30, 2002 and 2001 was $64,000 and $148,000, respectively. Interest expense relates to the debt arising from the notes payable to the former owners of businesses acquired and vendor financing at both the subsidiary and corporate levels.

Foreign currency gains (losses), net:

	Three months ended			Six months ended
	June 30, 2001	June 30, 2002	% Increase/ (Decrease)	June 30, 2001	June 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Foreign currency gains (losses), net	$(2,495)	$11,054	543%	$(8,039)	$8,103	201%
% of Total Revenue	11%	56%		17%	21%

        We recognized an $11.1 million foreign currency gain for the three months ended June 30, 2002, as compared to a $2.5 million foreign currency loss for the same period in the prior year. Our foreign currency gain was $8.1 million for the six months ended June 30, 2002, as compared to a loss of $8.0 million for the six months ended June 30, 2001. The fluctuation in both periods was primarily due to the change in the Euro and its impact on our Euro denominated cash accounts as well as the revaluation of intercompany balances. We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. At June 30, 2002, VIA maintained a Euro cash reserve of 24.2 million.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million, in the aggregate, through three private preferred stock offerings between August 1997 and April 1999. Through our initial public offering of common stock in February 2000, we raised approximately $333.0 million, net of underwriting discounts and commissions. At June 30, 2002, we had cash and cash equivalents of $113.1 million and $1.2 million in restricted cash.

        Cash used in operating activities was $30.9 million for the six months ended June 30, 2001 and $21.1 million for the six months ended June 30, 2002. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization, impairment charges, non-cash stock compensation charges, provision (benefit) for doubtful accounts and unrealized foreign currency transaction losses.

        Cash used in investing activities was $18.4 million for the six months ended June 30, 2001 and $3.1 million for the same period in 2002. In 2001, cash was primarily used to increase our investment in one partially owned operation and to pay two contingent earn-out payments in connection with two companies acquired in 2000. In 2002, we used cash for capital expenditures, a loan to a related party and an increase in restricted cash.

        Cash used in financing activities was $639,000 for the six months ended June 30, 2001. In the same period in 2002, cash used in financing activities was $1.5 million. In both periods, cash was used primarily to repay debt.

        We have incurred and anticipate that we may incur in the future substantial costs to implement one or more of the restructuring actions and similar actions that we may take in the future as described in Background above. As of June 30, 2002, we had $113.1 million in cash and cash equivalents and $1.2 million in restricted cash. We believe that our available cash will be sufficient to fund our operating losses, working capital and capital expenditure requirements for at least the next twelve months. However, unless the capital markets improve, there is no assurance that we will be able to obtain further financing if we are unsuccessful in reaching a steady cash flow position before our cash reserves are depleted.

        The foregoing statements regarding our liquidity and possible need for additional capital resources are forward-looking statements based on our current expectations, which involve certain risks and uncertainties. Actual results and the timing of these events could differ materially from these forward-looking statements depending upon certain factors that we cannot predict, including the nature, size and timing of future acquisitions and dispositions, if any, our future net income and our success in executing our turnaround plan as well as other factors discussed in "Risk Factors" included on this Form 10-Q as Exhibit 99.1, as well as those described in the "Risk Factors" section of VIA's 2001 Annual Report.

Foreign Currency Exchange Risks

        During the six months ended June 30, 2002 and prior to the sale of our operations in Argentina, Austria and Brazil, we conducted business in 7 different currencies, including the Euro and the U.S. dollar. The value of foreign currencies fluctuates in relation to the U.S. dollar. At the end of each reporting period, the revenues and expenses of our operating companies are translated into U.S. dollars using the average exchange rate for that period, and their assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of that period. Fluctuations in these exchange rates impact our financial condition, revenues and results of operations, as reported in U.S. dollars.

        Exchange rates can vary significantly. The Euro varied by approximately 15% in relation to the U.S. dollar during the second quarter of 2002 and at June 30, 2002 was approximately 11% above where it was at the beginning of the year. This increase in the exchange rate resulted in a foreign currency gain of $11.1 million and $8.1 million for the three and six month periods ended June 30, 2002, respectively. These gains are primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts as well as the revaluation of intercompany balances. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

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

        As of January 1, 2002, the Euro became the sole legal currency for 11 of the 15 European Union member countries. This includes nine of our operating markets. As a result, in the six months ended June 30, 2002, we conducted business in only 7 currencies compared to 15 currencies in 2001.

        We have sold our operation in Ireland. As of June 30, 2002, the accumulated foreign currency translation adjustment for our operation in Ireland was a $590,000 loss. The accumulated foreign currency translation adjustment will be reclassified to our statement of operations for the three months ended September 30, 2002.

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

        VIA has exposure to financial market risks, including changes in interest rates and foreign exchange rates. At June 30, 2002, VIA's financial instruments consisted of primarily short-term investments. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At June 30, 2002 all of our investments are due to mature within three months and the carrying value of such investments approximates fair value.

        As mentioned previously in the "Foreign Currency Exchange Risks" section, VIA has Euro denominated cash accounts, which expose the company to foreign currency exchange rate risk. As of June 30, 2002, a 10 percent increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of $2.4 million. VIA is also subject to risk from changes in foreign exchange rates for its international operations that use a foreign currency as their functional currency and are translated into U.S. dollars. VIA does not hedge any foreign currency exposure using derivative financial instruments.

PART II

Item 1. Legal Proceedings

        On November 5, 2001 a class action lawsuit was filed in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering ("IPO") and certain of our officers, under the title O'Leary v. VIA NET.WORKS, et al [01-CV-9720] (the "Complaint"). An amended complaint was filed in April 2002. The Complaint alleges that the prospectus the Company filed with its registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices ("Tie-in Arrangements"), thereby artificially inflating the Company's stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. This Complaint is one of over 300 similar suits filed to date against underwriters, issuers and their officers alleging similar activities, known as "laddering," all of which are included in a single coordinated proceeding in the Southern District of New York. VIA believes that any allegations in the Complaint of wrongdoing on the part of VIA or our officers are without legal merit. VIA has retained legal counsel and intends to vigorously defend against these allegations.

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

        The estimated net offering proceeds to VIA after deducting the estimated expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through June 30, 2002, VIA has used $86.9 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA's investment in various partially owned subsidiaries, $44.6 million for capital expenditures and approximately $99.5 million to fund operating losses.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 21, 2002 we held our Annual Meeting of Shareholders at the Hotel Okura Amsterdam located in Amsterdam, The Netherlands at 9:30 a.m. Central European Time. At the annual meeting, shareholders considered and approved the election of Class II Director members of the board of directors, by the number of votes indicated below:

DIRECTOR	VOTES FOR	WITHHELD
Adam Goldman	44,492,898	41,406
Erik Torgerson	44,378,540	155,764

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        a)    Exhibits

Exhibits
Exhibit 10.26	Employment Agreement dated April 24, 2002 between VIA NET.WORKS, Inc. and Matt S. Nydell
Exhibit 10.27	Employment Agreement dated June 24, 2002 between VIA NET.WORKS, Inc. and Karl Maier
Exhibit 99.1	Risk Factors

        b)    Reports on Form 8-K

        During the second quarter of 2002, VIA filed three reports on Form 8-K. VIA filed a report on Form 8-K on May 13, 2002 to announce its first quarter 2002 results. On June 10, 2002, VIA filed a report on Form 8-K to announce the sale of its operations in Argentina, Brazil and Austria and continued progress on its turnaround plan. VIA filed a report on Form 8-K on June 27, 2002, to announce the approval from The Nasdaq Stock Market to transfer its listing from the National Market to the SmallCap Market. VIA filed no other reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VIA NET.WORKS, Inc.
Date: August 19, 2002	By:	/s/ KARL MAIER acting Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer and Authorized Officer)
Date: August 19, 2002	By:	/s/ E. BENJAMIN BUTTOLPH Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
10.26	*	Employment Agreement dated April 24, 2002 between VIA NET.WORKS, Inc. and Matt S. Nydell
10.27	*	Employment Agreement dated June 24, 2002 between VIA NET.WORKS, Inc. and Karl Maier
99.1		Risk Factors

*
Management or compensatory contract or plan.