Form 10-Q
period 2002-09-30
VIA NET WORKS INC
filed 2002-11-14
CIK 1098402

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is: an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

        As of November 1, 2002, there were outstanding 55,794,900 shares of the registrant's common stock and 5,050,000 shares of the registrant's non-voting common stock.

VIA NET.WORKS, INC.

TABLE OF CONTENTS

PART I

Item 1. Financial Statements

VIA NET.WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S dollars, except share data)

	December 31, 2001	September 30, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,854	$104,182
Restricted cash	—	884
Trade and other accounts receivable, net of allowance of $8,393 and $6,704, respectively	16,020	11,492
Other current assets	4,597	4,849

Total current assets	158,471	121,407
Property and equipment, net	20,579	14,106
Goodwill, net	17,134	18,458
Intangible assets, net	1,750	157
Other non-current assets	767	773
Assets of businesses transferred under contractual arrangement (Note 3)	—	3,129

Total assets	$198,701	$158,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,200	$9,705
VAT and other taxes payable	1,442	190
Short-term notes, current portion of long-term debt and capital lease obligations	1,632	98
Deferred revenue	12,188	12,622
Accrued expenses	13,708	10,109
Other current liabilities	2,049	1,718

Total current liabilities	42,219	34,442
Long-term debt and capital lease obligations, less current portion	241	21
Liabilities of businesses transferred under contractual arrangement (Note 3)	—	3,377

Total liabilities	42,460	37,840
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized; 54,908,233 and 55,794,900 shares issued and outstanding, respectively	55	56
Non-voting common stock, $.001 par value; 7,500,000 shares authorized; 5,936,667 and 5,050,000 shares issued and outstanding, respectively	6	5
Additional paid-in capital	557,358	555,574
Treasury Stock, 697,196 shares	(733)	(733)
Accumulated deficit	(384,621)	(416,213)
Deferred compensation	(2,311)	—
Accumulated other comprehensive loss	(13,513)	(18,219)
Accumulated other comprehensive loss of businesses transferred under contractual arrangement (Note 3)	—	(280)

Total stockholders' equity	156,241	120,190

Total liabilities and stockholders' equity	$198,701	$158,030

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2002	2001	2002
Revenue	$19,979	$19,609	$66,235	$57,307
Operating costs and expenses:
Internet services	12,248	9,592	36,770	31,511
Selling, general and administrative	26,076	14,972	72,628	54,105
Impairment and restructuring charges (Note 4)	—	1,027	47,992	1,968
Depreciation and amortization	12,404	2,627	41,735	8,483

Total operating costs and expenses	50,728	28,218	199,125	96,067

Loss from continuing operations	(30,749)	(8,609)	(132,890)	(38,760)

Interest income, net	1,701	493	6,239	1,773
Other expense, net	(683)	(1,959)	(768)	(1,852)
Foreign currency gains (losses), net	4,693	(1,111)	(3,346)	6,992

Loss from continuing operations before minority interest and income taxes	(25,038)	(11,186)	(130,765)	(31,847)
Income tax benefit	179	12	48	12
Minority interest in loss of consolidated subsidiaries	—	—	73	—

Net loss from continuing operations	(24,859)	(11,174)	(130,644)	(31,835)

Discontinued operations (Note 2):
Loss from discontinued operations	(1,340)	(19)	(5,055)	(1,663)
Gain (loss) on disposal of discontinued operations	—	(527)	—	1,906

Net loss	$(26,199)	$(11,720)	$(135,699)	$(31,592)

Basic and diluted loss per share:
Continuing operations	$(0.41)	$(0.18)	$(2.15)	$(0.53)
Discontinued operations	(0.02)	(0.01)	(0.08)	—

Net loss per share — basic and diluted	$(0.43)	$(0.19)	$(2.23)	$(0.53)

Shares used in computing basic and diluted loss per share	60,635,252	60,147,704	60,798,233	60,147,704

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(Unaudited)

	For the nine months ended September 30,
	2001	2002
Cash flows from operating activities:
Net loss from continuing operations	$(130,644)	$(31,835)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	41,735	8,483
Impairment charges	47,992	941
Employee stock compensation	2,229	527
Provision (benefit) for doubtful accounts receivable	5,052	(2,956)
Unrealized foreign currency transaction (gains) losses	1,144	(5,732)
Minority interest in loss of consolidated subsidiaries	(73)	—
Write-off of note receivable from related party	—	292
Changes in assets and liabilities:
Trade accounts receivable	(6,637)	5,614
Other current assets	98	(470)
Other non-current assets	(154)	(686)
Accounts payable	(7,562)	1,164
VAT and other taxes payable	(962)	(1,026)
Accrued expenses	3,810	(2,988)
Other current liabilities	1,343	(273)
Deferred revenue	(1,313)	403

Net cash used in operating activities	(43,942)	(28,542)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(10,898)	—
Increase in restricted cash	—	(884)
Proceeds from the disposition of operating subsidiaries	320	152
Purchases of property, equipment and other assets	(15,959)	(2,147)
Note receivable from related party	—	(1,000)
Repayment of note receivable from related party	—	708

Net cash used in investing activities	(26,537)	(3,171)

Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(1,585)	(1,584)
Purchase of treasury stock	(435)	—
Proceeds from issuance of common stock, net	47	—

Net cash used in financing activities	(1,973)	(1,584)

Cash flows provided by (used by) discontinued operations	(1,793)	647

Effect of currency exchange rate changes on cash	(71)	(1,022)

Net decrease in cash and cash equivalents	(74,316)	(33,672)
Cash and cash equivalents, beginning of period	237,839	137,854

Cash and cash equivalents, end of period	$163,523	$104,182

Non-cash investing and financing transactions:
Treasury shares obtained in exchange for stock option exercises	$236	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation and Recent Pronouncements

        These consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2001 and 2002 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. ("VIA" or "the Company") as of and for the year ended December 31, 2001, included in VIA's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (2001 Annual Report). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the financial statements included in the 2001 Annual Report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of VIA at September 30, 2002 and the results of its operations and its cash flows for the nine month periods ended September 30, 2001 and 2002. The results of operations for the three and nine month periods ended September 30, 2002 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

        The preparation of financial statements in conformity with generally accepted accounting principles requires VIA to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results could differ from the recorded estimates.

        In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement is effective for exit disposal activities that are initiated after December 31, 2002, with early adoption encouraged. VIA plans to adopt SFAS 146 on January 1, 2003 and is currently assessing the impact of SFAS 146 on its financial position and results of operations.

2.    Discontinued Operations

        As part of its turnaround plan and its focus on substantially reducing its negative cash flow, VIA determined to cease funding certain country operations deemed to not materially contribute to its financial strength in the long term. Consistent with this conclusion, VIA completed the sale of its operations in Argentina and Austria during the three months ended June 30, 2002 and completed the sale of its operation in Ireland during the three months ended September 30, 2002. The operation in Argentina, which had been included in the Americas region for segment reporting, was sold on June 11, 2002 to an unrelated third party purchaser. The Austrian operation, which had been included in the European region for segment reporting, was sold to the then-current management team on May 29, 2002. The Irish operation, which had been included in the European region for segment reporting, was sold on August 12, 2002 to a former shareholder and managing director of the Irish operation. These operations were sold for nominal consideration and VIA recognized a gain on the disposal of the three operations in the aggregate amount of $1.9 million, which was entirely due to the reclassification of the accumulated foreign currency translation adjustment to the statement of operations. Of the $1.9 million gain reported, a $2.4 million gain was recorded in the second quarter of

2002 related to the sale of VIA's operations in Argentina and Austria. A $527,000 loss was recorded in the third quarter of 2002 related to the sale of VIA's operation in Ireland.

        Effective January 1, 2002, VIA adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As each of the Argentine, Austrian and Irish operations disposed of during 2002 represent a component of an entity as defined by SFAS 144, VIA has classified each operation as a discontinued operation for all periods presented. Revenues related to the discontinued operations through the date of sale were approximately $120,000 and $1.8 million for the three and nine months ended September 30, 2002. The revenues related to these operations for the three and nine months ended September 30, 2001 were approximately $1.4 million and $4.0 million, respectively. The pre-tax loss, excluding accounting for the sale transaction, related to discontinued operations was approximately $19,000 and $1.7 million for the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2001, the pre-tax loss related to the discontinued operations was $1.3 million and $5.1 million, respectively.

3.    Businesses Transferred Under Contractual Arrangement

        In May 2002, VIA closed a transaction for the sale of its Brazilian operation to the then-current management team, which included Antonio Tavares, a former executive officer of VIA. Under this transaction, VIA sold 100% of the outstanding capital stock of VIA NET.WORKS Brasil S.A. ("VIA Brasil") for $428,000, of which $30,000 was paid in cash at closing and the balance by delivery of a promissory note payable over 18 months. The note is secured by a pledge of 93% of the outstanding shares in VIA Brasil, subject to reduction on a pro-rata basis for payments made under the note. The collateralization of the outstanding shares enables VIA to reacquire, at its option, a controlling interest in VIA Brasil if the purchasers default on the obligations under the promissory note.

        VIA expects the funds for payment of the note to come from the individual buyers. Because VIA does not have reasonable assurances that the note will be paid in full, the Company fully reserved against the note receivable at June 30, 2002. Furthermore, management does not consider the shares held as collateral to have significant value.

        Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, VIA will neither treat the Brazilian operation as a discontinued operation nor consolidate any future results of this Brazilian operation. However, once the sale qualifies as an accounting disposition under SAB Topic 5E, VIA will recognize a $2.6 million loss related to the accumulated translation adjustment in the statement of operations. The total assets and liabilities related to the Brazilian operation are shown on the consolidated balance sheet under the captions assets and liabilities of business transferred under contractual arrangement. The results of VIA Brasil through the date of sale are included within the results from continuing operations for the three and nine months ended September 30, 2001 and 2002. Likewise, the cash flows for VIA Brasil for these periods are included in VIA's consolidated cash flows from continuing operations.

        On September 4, 2002, VIA closed a transaction for the sale of 100% of the outstanding capital stock of its subsidiary, VIA NET.WORKS México S.A. de C.V. ("VIA Mexico") to a group of buyers led by the then-current management of VIA Mexico. The purchase price for the shares was $100. As a part of the sale transaction, the parties also entered into a convertible credit agreement under which VIA agreed to loan VIA Mexico a sum of $2.2 million through three cash draws to be made on or about the closing date of September 4, 2002, September 30, 2002 and October 30, 2002. Under the convertible credit agreement, all outstanding loan amounts together with accrued interest become due and payable on September 4, 2004. This convertible credit agreement provides that upon a change of control of VIA Mexico (which is defined to include a change of greater than 33% of the current equity holding of the company), VIA may elect to convert the outstanding loan amounts into a 19% equity interest of VIA Mexico or accept a cash payment of $600,000 as payment in full. If VIA accepts conversion of the loan amounts into equity, VIA will be protected from equity dilution, but only with respect to any initial capital increase that causes a change of control event.

        VIA expects the funds for repayment of the loan to come exclusively from future operations of VIA Mexico. Management believes that VIA Mexico's history of past operating losses combined with the difficult economic conditions in the telecommunications industry in the region makes recovery of the loan uncertain. Accordingly, VIA fully provided against the whole amounts under the loan in its results of operations for the three months ended September 30, 2002.

        Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, VIA will neither treat the Mexican operation as a discontinued operation nor consolidate any future results of this Mexican operation. However, once the sale qualifies as an accounting disposition under SAB Topic 5E, VIA will recognize a $2.3 million gain related to the accumulated translation adjustment in the statement of operations. The total assets and liabilities related to the Mexican operation are shown on the consolidated balance sheet under the captions assets and liabilities of business transferred under contractual arrangement. The results of VIA Mexico through the date of sale are included within the results from continuing operations for the three and nine months ended September 30, 2001 and 2002. Likewise, the cash flows for VIA Mexico for these periods are included in VIA's consolidated cash flows from continuing operations.

4.    Impairment and Restructuring Charges

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." During the second quarter of 2002, in light of the significant underperformance of the Italian operation during the first half of the year, the Company initiated an impairment analysis of its long-lived assets for this operation. Based on this analysis, the Company determined that the carrying amounts of certain of its Italian operation's long-lived assets exceeded the future undiscounted cash flows as of June 30, 2002. As a result of the impairment review, the Company determined that the operation's long-lived assets were impaired and recorded an impairment charge of $625,000. Additionally, the Company tested the operation's goodwill for impairment in accordance with SFAS 142 using the same future undiscounted cash flow methodology. As a result of this analysis, the Company recorded a goodwill impairment charge of $316,000 as of June 30, 2002.

        The composition of impairment charges recorded during the second quarter of 2002 was as follows (in thousands of U.S. dollars):

Fixed assets	$625
Goodwill and other intangible assets	316

Total impairment charge	$941

        The assumptions made in calculating the impairment charges, including estimates of cash flows, discount rates, revenue streams and comparable market transactions, represent management's best estimates.

        During the three months ended September 30, 2002, the Company recorded a restructuring charge of $1.0 million related to the closing of the Reston, Virginia office and transfer of functions to the

United Kingdom. The composition of the restructuring charge was as follows (in thousands of U.S. dollars):

Future operating lease obligations	$527
Employee termination payments	415
Other	85

Total restructuring charge	$1,027

        The future operating lease obligations of $527,000 relate to the payments on the Reston office lease for the remainder of the term, which continues through February 2005, and related legal fees less anticipated income from a sublease of the space. The total future obligation under the lease is approximately $687,000. This total obligation could be offset by a sublease or a potential cash payment made in connection with vacating the premise before the lease expires. The Company is currently looking for potential candidates to sublease the space and expects to have either subleased the office or negotiated a cash settlement by the second quarter 2002. The employee termination payments of $415,000 relate to the severance and benefits to be paid to seven employees, all of whom were notified of their termination during the third quarter 2002. They will cease employment by June 30, 2003. The other expense of $85,000 was related to consulting fees related to the office close planning. This does not include any costs that will have future benefit to the Company. As of September 30, 2002, the only cash payments made related to the restructuring charge have been the $85,000 in consulting fees.

        Management has no other current plans that would affect the carrying value of VIA's assets or liabilities. However, as discussed in Management's Discussion and Analysis, certain of the actions VIA might take as part of its turnaround plan may lead to additional impairment or restructuring charges in future periods and such amounts may be material.

5.    Comprehensive Loss

        Comprehensive loss for the three and nine months ended September 30, 2001 and 2002 was as follows (in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Net loss	$(26,199)	$(11,720)	$(135,699)	$(31,592)
Foreign currency translation adjustment	2,837	1,099	(627)	(4,986)

Comprehensive loss	$(23,362)	$(10,621)	$(136,326)	$(36,578)

6.    Property and Equipment

        Property and equipment consisted of the following (in thousands of U.S. dollars):

	December 31, 2001	September 30, 2002
Hardware and other equipment	$15,520	$16,570
Network and data center assets	12,526	12,942
Software	11,174	10,758
Furniture and fixtures	2,140	1,969

	41,360	42,239
Accumulated depreciation	(20,781)	(28,133)

Property and equipment, net	$20,579	$14,106

        Depreciation expense was $3.6 million and $2.4 million for the three months ended September 30, 2001 and 2002, respectively. Depreciation expense was $9.8 million and $7.7 million for the nine months ended September 30, 2001 and 2002, respectively.

7.    Goodwill and Acquired Intangible Assets

        VIA adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) as of January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with the requirements of SFAS 142, the Company reclassified $850,000 of acquired workforce as goodwill and ceased amortization of goodwill as of January 1, 2002. During the three months ended March 31, 2002, the Company completed its SFAS 142 transitional impairment test and determined that its goodwill was not impaired as of January 1, 2002, the date of SFAS 142 adoption. The Company will perform its annual goodwill impairment analysis for balances as of October 1, 2002.

        The reconciliation of reported net loss from continuing operations to adjusted net loss from continuing operations and adjusted net loss-per-share from continuing operations is as follows (in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net loss from continuing operations	$(24,859)	$(11,174)	$(130,644)	$(31,835)
Adjustments:
Amortization of goodwill and acquired workforce	8,139	—	29,985	—

Adjusted net loss from continuing operations	$(16,720)	$(11,174)	$(100,659)	$(31,835)
Weighted average shares outstanding	60,635,252	60,147,704	60,798,233	60,147,704
Adjusted basic and diluted loss per share from continuing operations	$(0.28)	$(0.18)	$(1.66)	$(0.53)
Reported basic and diluted loss per share from continuing operations	$(0.41)	$(0.18)	$(2.15)	$(0.53)

        The Company's intangible assets, consisting of acquired customer lists and acquired workforce, are as follows (in thousands of U.S. dollars):

	December 31, 2001	September 30, 2002
Customer lists	$2,561	$2,582
Workforce	1,415	—
Accumulated amortization	(2,226)	(2,425)

Intangible assets, net	$1,750	$157

        The acquired intangible asset amortization expense for the three and nine months ended September 30, 2002 was $209,000 and $764,000, respectively. The acquired intangible assets amortization expense for the year ending December 31, 2002 will total approximately $900,000. As of December 31, 2002, all intangible assets will be fully amortized.

        The changes in the carrying amount of goodwill during the nine months ended September 30, 2002 are as follows (in thousands of U.S. dollars):

Balance as of December 31, 2001	$17,134
Acquired workforce	850
Impairment charges related to continuing operations	(316)
Impairment charges related to discontinued operations	(487)
Foreign exchange adjustment	1,277

Balance as of September 30, 2002	$18,458

8.    Stockholders' Equity

        In the first quarter of 2002, 886,667 shares of non-voting common stock were converted to voting shares of common stock at the request of the holder of the shares. All non-voting common stock can be converted to voting common stock at the request of the shareholders. During the three months ended March 31, 2002, VIA recorded stock option forfeitures of $1.8 million, which reduced the deferred compensation balance to zero with the corresponding adjustment to additional paid-in capital. The deferred compensation expense for the three months ended September 30, 2001 was $749,000. VIA recorded no deferred compensation expense during the three months ended September 30, 2002. For the nine months ended September 30, 2001 and 2002, VIA recorded deferred compensation expense of $2.2 million and $527,000, respectively.

9.    Contingencies

        On November 5, 2001 a class action lawsuit was filed in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering ("IPO") and certain of our officers, under the title O'Leary v. Via Net.works [sic], et al [01-CV-9720] (the "Complaint"). An amended complaint was filed in April 2002. There is currently pending before the trial judge a motion to dismiss all claims against the defendants. The Complaint alleges that the prospectus the Company filed with its registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices ("Tie-in Arrangements"), thereby artificially inflating the Company's stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. This Complaint is one of over 300 similar suits filed to date against underwriters, issuers and their officers alleging similar activities, known as "laddering," all of which are included in a single coordinated proceeding in the Southern District of New York. VIA believes that any allegations in the Complaint of wrongdoing on the part of VIA or our officers are without legal merit. The Company has retained legal counsel and intends to vigorously defend against these allegations.

        VIA is subject to certain other claims and legal proceedings that arise in the normal course of business. Management believes that the ultimate resolution of these matters will not be material to the Company's financial position, results of operations or cash flows.

10.  Segment Reporting

        VIA offers a variety of Internet access, managed bandwidth, web hosting, ecommerce, Internet security and related services to businesses and consumers in Europe and the Americas. As of September 30, 2002, VIA served primary markets in 9 countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design, Internet security and consulting services, and sale of third-party hardware and software.

        Beginning in the first quarter of 2002, VIA reevaluated its reportable segments and grouped all of the European operating companies into one reportable segment. Similarly, the Company grouped all of the operating companies located in North and South America into one reportable segment. The Company evaluates the performance of its segments based on revenue and loss from operations before depreciation, amortization, impairment and restructuring charges and non-cash compensation charges ("EBITDA"). Corporate expenses, which also include the regional IRU companies, are shown to reconcile to the total consolidated figures. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts. Prior period amounts have been reclassified to conform to the current period presentation.

        The table below presents information about the reported revenue, EBITDA, impairment and restructuring charges and assets from continuing operations of the Company's segments for the three and nine months ended September 30, 2001 and 2002 (in thousands of U.S. dollars).

	Europe	Americas	Corporate	Total
Total assets as of September 30, 2001	$122,255	$37,191	$177,905	$337,351
Total assets as of September 30, 2002	$44,923	$6,429	$106,678	$158,030
Three months ended September 30, 2001:
Revenue	$14,939	$5,040	$—	$19,979
EBITDA	(8,982)	(3,080)	(5,534)	(17,596)
Impairment and restructuring charges	—	—	—	—
Three months ended September 30, 2002:
Revenue	17,528	2,081	—	19,609
EBITDA	670	(749)	(4,876)	(4,955)
Impairment and restructuring charges	—	—	1,027	1,027
Nine months ended September 30, 2001:
Revenue	50,163	16,072	—	66,235
EBITDA	(17,062)	(6,577)	(17,296)	(40,935)
Impairment and restructuring charges	524	47,468	—	47,992
Nine months ended September 30, 2002:
Revenue	46,958	10,349	—	57,307
EBITDA	(4,886)	(3,348)	(19,548)	(27,782)
Impairment and restructuring charges	$941	$—	$1,027	$1,968

        At September 30, 2002, goodwill for Europe and the Americas was $16.3 million and $2.2 million, respectively. During the second quarter of 2002, VIA sold its operations in Argentina, Austria and Brazil. During the third quarter of 2002, VIA sold its operations in Ireland and Mexico. Our operations in Argentina, Austria and Ireland are considered discontinued operations. The Argentine operation was previously reported in the Americas region and the Austrian and Irish operations were previously reported in the Europe region. See Notes 2 and 3.

        A reconciliation from total EBITDA from continuing operations to loss from continuing operations before income taxes and minority interest is as follows (in thousands of U.S. dollars):

	For the three months ended September 30, 2001	For the three months ended September 30, 2002	For the nine months ended September 30, 2001	For the nine months ended September 30, 2002
EBITDA from continuing operations	$(17,596)	$(4,955)	$(40,935)	$(27,782)
Non-cash compensation	(749)	—	(2,228)	(527)
Impairment and restructuring charges	—	(1,027)	(47,992)	(1,968)
Depreciation and amortization	(12,404)	(2,627)	(41,735)	(8,483)

Loss from continuing operations	(30,749)	(8,609)	(132,890)	(38,760)
Interest income, net	1,701	493	6,239	1,773
Other income (expense) and foreign currency gains (losses), net	4,010	(3,070)	(4,114)	5,140

Loss from continuing operations before income taxes and minority interest	$(25,038)	$(11,186)	$(130,765)	$(31,847)

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

Background

        VIA NET.WORKS, Inc. is a single source provider of managed Internet services to small and mid-sized businesses in Europe and the United States. We were founded in 1997 with the goal of establishing an international Internet services provider with a footprint primarily in Europe in order to take advantage of the expected growth opportunities for Internet services in these markets.

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

        In 2001, we experienced a downward turn in our financial results and operational difficulties. As a result of deteriorating market conditions and internal disruptions during the year, we incurred negative cash flow of $100 million, our revenues declined on a consolidated basis by nine percent from 2000 levels, we restated our financial statements twice and experienced problems resulting from the integration of acquired companies and significant personnel turnover in our key operations.

        During the first quarter of 2002, we conducted a strategic review and assessment of VIA's financial situation, operations and market positioning. The result of this review was a turnaround plan, which was approved by the board of directors and which included four primary components:

  1.
  Reduction of VIA's negative cash flow and a drive toward profitability

  2.
  Stabilization of billing systems and business process issues in VIA's operations

  3.
  Focus on Europe as VIA's core operating region

  4.
  Enhancement of VIA's board of directors, senior management and country management teams

Reduction of VIA's negative cash flow and a drive toward profitability

        During 2001, VIA's quarterly cash usage rate was approximately $25 million. We entered 2002 with approximately $138 million in cash reserves. Preserving cash and reducing our negative cash flow to ensure long-term viability is a primary focus of our turnaround plan. During the first nine months of 2002, we have taken the following actions to begin addressing these issues:

  •
  Established enhanced controls on expenses and capital expenditures across VIA

  •
  Managed working capital proactively and instituted aggressive collections programs in all our operations

  •
  Continued to streamline our operations and corporate functions by eliminating non-essential personnel and reduced our headcount from 973 at December 31, 2001 to 596 at September 30, 2002 on a consolidated basis

  •
  Assessed the financial viability and cash flow needs of all our operations; determined and successfully executed upon exit strategies for country operations that we concluded would not materially contribute to our financial strength in the long term

  •
  Sent corporate task force to Germany to address operational and cash flow issues and initiated a priority one project in the UK to address billing and customer care systems and business process issues

  •
  Suspended the development and deployment of a planned enterprise-wide integrated provisioning, billing and customer care platform

  •
  Eliminated our regional management structure and staff

        We believe we have made meaningful progress in addressing VIA's cash flow issues and in driving the Company towards profitability. As noted in the chart below, our net cash usage has been reduced by approximately 64%; from $25.0 million in the fourth quarter of 2001 to $8.9 million in the third quarter of 2002. Our EBITDA deficit has improved by 72% from ($17.6) million in the third quarter 2001 to ($5.0) million in the third quarter 2002. Part of our EBITDA improvement from the third quarter of 2001 to the third quarter of 2002 is the result of our billing system and process improvements during 2002. These improvements, combined with our intensified focus on cash collection resulted in a bad debt expense benefit for the three and nine months ended September 30, 2002 of ($970,000) and ($3.0) million, respectively.

	3Q 2001	4Q 2001	1Q 2002	2Q 2002	3Q 2002
	(in thousands of U.S. dollars)
Cash and restricted cash balance (end of quarter)	$163,523	$137,854	$121,838	$114,268	$105,066
Net decrease in cash	$22,388	$25,669	$16,016	$7,570	$9,202
Realized foreign currency gain (loss) on foreign denominated cash accounts	$2,172	$(688)	$(438)	$2,994	$(264)

Net cash usage	$24,560	$24,981	$15,578	$10,564	$8,938
EBITDA from continuing operations	$(17,596)	$(16,011)	$(13,076)	$(9,751)	$(4,955)

        Going forward, where appropriate, we will continue to take steps toward reducing cash usage and EBITDA losses with the goal of achieving positive EBITDA and cash flow self-sufficiency as quickly as possible. These steps could include our disposition of additional country operations, further headcount reductions, consolidation of operational functions across country operations and other similar actions. There can be no assurances that we will be successful in these efforts.

Stabilization of billing systems and business process issues

        From 1998 through 2000, we acquired multiple independent companies in a number of our geographic markets, including the United Kingdom and Germany. In 2001, we began the process of integrating these multiple local operations into a single entity operation in each country. In the United Kingdom and Germany, our two largest markets, the integration activities failed to address appropriately billing systems limitations, business practice and processes inadequacies and organizational cohesiveness. As a result, we have encountered significant customer billing and process issues, financial reporting difficulties which created an increased burden on local and corporate financial staffs to derive accurate information and a high staff turnover in these country operations. In addition, our prior independent accountants advised us that our legacy billing systems and practices in these operations constituted material weaknesses in our internal control structure.

        We have taken a number of steps to address these issues during the first nine months of 2002. In both countries, we have expanded our monthly and quarterly financial reporting close and analytical procedures. In Germany, an interim management team and corporate task force together with professional advisors was sent to address the systems, processes and billing data issues as well as the organizational problems that these issues exacerbated. We have also initiated a significant business reengineering of that organization. As a part of this reengineering, our German operation will cease to provide service to its low-margin, customer-service intensive customer base by the end of 2002, which will enable the operation to reduce its headcount substantially. In the United Kingdom, we have initiated a comprehensive and priority one project with team members from corporate and the local operation to:

  •
  validate current and historical billing and customer data

  •
  review and assess adequacy of order entry and billing systems and determine replacement systems if necessary and

  •
  review, assess and correct, as necessary, order entry, customer service, credit and collections and other business processes throughout the organization

        These ongoing efforts have led to tangible improvements in the operations and financial reporting capabilities of our German and United Kingdom operations. Nonetheless, many of the improvements in both operations result from significantly expanded manual processes, analysis and validation processes. Permanent improvement will most likely require the replacement of the UK legacy billing system. We anticipate that process will not be complete until first quarter 2003. However, there can be no assurances that we will be able to complete this process in that timeframe. We have incurred and anticipate that we will continue to incur substantial costs and expenses relating to our remediation efforts, enhanced financial reporting close and analytical procedures, and ultimately, the repair or replacement of required systems and severance costs for terminated employees. These cash outlays may impact our ability to reduce our negative cash flow in the future.

        As a public company, VIA is committed to the spirit and intent of the recently-enacted Sarbanes-Oxley Act of 2002, particularly with respect to the focus on top management responsibility for financial reporting and greater transparency in the reporting of company events. During the third quarter, in recognition of the new requirements for certification of financial statements by the Chief Executive Officer and Chief Financial Officer, we established a more extensive quarterly close process, which included the detailed certification by each country managing director and financial director of financial results, adherence to company policy, and disclosure of non-financial matters that could be material to VIA as a whole. During the third quarter 2002, VIA has also made a substantial commitment to the enhancement of our internal audit function through the engagement of external professionals to support our internal staff efforts. Our enhanced internal audit plan, which has been adopted and approved and will be overseen by the audit committee and our board of directors, was launched in November and has begun intensive financial reviews of our major operations.

        As noted above under "Reduction of VIA's negative cash flow and a drive toward profitability" and as described in further detail in our Annual Report under the section entitled Overview of Management's Discussion and Analysis of Results of Operations and Financial Condition, we suspended the development and deployment of our multi-vendor integrated provisioning, billing and customer care platform, or Integrated Platform, that was intended to replace legacy systems or automate manual processes in our operations. As a result of this suspension, we are reviewing, on a case-by-case basis, the adequacy of our legacy systems to ensure that we can properly provision our services, bill and service our customers and report accurately our results. To the extent that we are required to repair or replace any of these systems, the cash expenditure required to do so may impact our ability to reduce our negative cash flow in the future.

Focus on Europe as VIA's core operating region

        One component of our turnaround plan is to focus on Europe as our core operating region. Consistent with this determination and because of ongoing economic weakness in Argentina, Brazil and Mexico and the continuing cash funding requirements of our operations in these countries, we engaged in an auction process to dispose of our operations in those countries. During the second quarter of 2002, we successfully sold our Argentine and Brazilian operations. During the third quarter of 2002, we sold our Mexican operation. Together, our operations in Argentina, Brazil, and Mexico generated approximately 6 and 13 percent of our consolidated revenues for the three months and nine months ended September 30, 2002, respectively.

        In order to bring corporate decision-making closer to our core operations, we decided to establish an office in the United Kingdom and relocate certain corporate executive and key headquarters positions. We have begun the transition of headquarters positions to the new office in the United Kingdom beginning with corporate operational functions. Our President and Chief Operating Officer and Vice President—Corporate Development have relocated to the United Kingdom. Our newly appointed Chief Executive Officer, our Senior Vice President—Technology and Operations and our Vice President—Human Resources are currently resident in Europe; our Senior Vice President, General Counsel and Secretary will be relocating in the first quarter of 2003. We have also begun to seek to sublet or terminate the remaining term of our headquarters office lease in Reston, Virginia, which we anticipate will be completed by the second quarter 2003. VIA intends to maintain a dual headquarters structure, one in the U.S. and one in Europe.

        In connection with the office relocation to the United Kingdom, during the three months ended September 30, 2002, the Company recorded a restructuring charge of $1.0 million related to the closing of the Reston office and transfer of functions. The composition of the restructuring charge was as follows (in thousands of U.S. dollars):

Future operating lease obligations	$527
Employee termination payments	415
Other	85

Total restructuring charge	$1,027

        The future operating lease obligations of $527,000 relate to the payments on the Reston office lease for the remainder of the term, which continues through February 2005, and related legal fees less anticipated income from a sublease of the space. The total future obligation under the lease is approximately $687,000. This total obligation could be offset by a sublease or a potential cash payment made in connection with vacating the premise before the lease expires. We are currently looking for potential candidates to sublease the space and we expect to have either subleased the office or negotiated a cash settlement by the second quarter 2002. The employee termination payments of $415,000 relate to the severance and benefits to be paid to seven employees, all of whom were notified of their termination during the third quarter 2002. They will cease employment by June 30, 2003. The other expense of $85,000 was related to consulting fees for the office close planning. This does not include any costs that will have future benefit to the Company. As of September 30, 2002, the only cash payments made related to the restructuring charge have been the $85,000 in consulting fees.

        In connection with the move of the principal headquarter functions to a United Kingdom office, during the third quarter 2002, management determined that the company would need to engage an audit team that was based in the United Kingdom, as it would no longer be practical to continue working with the engagement team of its independent auditors in Virginia. Accordingly, our audit committee, with the full concurrence of the board of directors and after an evaluation of other firms and fee proposals, decided to engage the London office of Deloitte & Touche to serve as the Company's independent auditors.

Enhancement of VIA's country management teams, senior management, and board of directors

        As a part of our turnaround plan, we initiated a review of the strengths and capabilities of our senior and country management teams. We also assessed our needs for additional personnel to address the requirements of the Company during this turnaround phase and the Company's determination to focus on Europe as its core operating region. At the country operations level, a number of senior staff changes and new hires at senior levels have been effected, including finance, sales and customer care directors as well as human resources. At the corporate level, during the first half of 2002 we addressed the Company's immediate needs through the hiring of a Chief Financial Officer to replace the prior officer who left the Company and a Vice President-Corporate Development to support our withdrawal from certain country operations and review of acquisition opportunities. We also hired a Senior Vice President-Technology and Operations, a Vice President-Human Resources and a Vice President-Corporate Controller, all of whom were based in Europe. During the third quarter of 2002, Karl Maier, our acting Chief Executive Officer, relocated to England and was appointed by the board as President and Chief Operating Officer, also retaining his title as acting CEO.

        In late October 2002, VIA announced the appointment of Rhett Williams as its new Chief Executive Officer, effective November 18, 2002. Recognizing that the Company's financial turnaround efforts led by Mr. Maier were showing substantial results in line with the turnaround plan, the board hired Mr. Williams, a long-time senior executive in the European data and telecommunications market to assume the leadership of VIA and develop and lead the Company in a strategic reassessment of

VIA's sales and marketing plans, allowing Mr. Maier to continue his focus and efforts as President and COO on VIA's ongoing financial turnaround.

        To complement its European operations focus, VIA has also made substantial changes in the make-up of its board of directors. Since the beginning of 2002, VIA has both reduced the size of its board to enable more efficient decision-making and transformed the board towards a more operationally and Europe-oriented group of directors. Consistent with this approach, VIA's board is now comprised of Messrs. Mike McTighe, John Steele, Gabriel Battista, Rhett Williams, and Karl Maier, all of whom have significant telecommunications operational experience, together with Messrs. Steve Halstedt, Erik Torgerson and Stephen Eley, who each bring strategic financial and investment expertise to the Company.

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

        While we will continue to pursue this strategy, our most immediate focus has been to ensure our long-term financial viability, improve our financial control environment and stabilize our back-office systems and processes. While our competitors and peers struggle under heavy debt or have gone out of business, we have little debt and substantial cash reserves and the ability to pursue our short term strategy of reaching profitability, first by focusing on cost cutting and eliminating non-contributing assets and second, by concentrating our sales efforts on high margin producing services. In addition, the hiring of Mr. Williams marks a new phase in VIA's turnaround strategy. While continuing our focus on reaching profitability through cost reduction and business optimization strategies, VIA will now begin to focus on leveraging its assets and capabilities and launch a new sales and marketing strategy to address the market opportunities for data and telecommunications providers. There can be no assurance that we will be successful in any of these efforts.

        The following table summarizes our continuing operations in Europe and the Americas by country and revenue contribution from continuing operations for the three and nine months ended September 30, 2002.

Country of Operation	Percentages of Total Revenue for the Three Months Ended September 30, 2002	Percentages of Total Revenue for the Nine Months Ended September 30, 2002
Brazil	—	2%
France	9%	10%
Germany	13%	13%
Italy	1%	2%
Mexico	6%	11%
The Netherlands	10%	9%
Portugal	6%	6%
Spain	2%	2%
Switzerland	15%	9%
United Kingdom	33%	30%
United States	5%	6%

Discontinued Operations

        As part of our turnaround plan and our focus on substantially reducing our negative cash flow, we determined to cease funding certain country operations deemed to not materially contribute to our financial strength in the long term. Consistent with this conclusion, we completed the sale of our operations in Argentina and Austria during the three months ended June 30, 2002 and completed the sale of our operation in Ireland during the three months ended September 30, 2002. The operation in Argentina, which had been included in the Americas region for segment reporting, was sold on June 11, 2002 to an unrelated third party purchaser. The Austrian operation, which had been included in the European region for segment reporting, was sold to the then-current management team on May 29, 2002. The Irish operation, which had been included in the European region for segment reporting, was sold on August 12, 2002 to a former shareholder and managing director of the Irish operation. These operations were sold for nominal consideration and we recognized a gain on the disposal of the three operations in the aggregate amount of $1.9 million, which was entirely due to the reclassification of the accumulated foreign currency translation adjustment to the statement of operations. Of the $1.9 million gain reported, a $2.4 million gain was recorded in the second quarter of 2002 related to the sale of our operations in Argentina and Austria. A $527,000 loss was recorded in the third quarter of 2002 related to the sale of our operation in Ireland. See Note 2 to the consolidated financial statements for further information.

Businesses Transferred Under Contractual Arrangement

        In May 2002, we closed a transaction for the sale of our Brazilian operation to the then-current management team, which included Antonio Tavares, a former executive officer of VIA. Under this transaction, we sold 100% of the outstanding capital stock of VIA NET.WORKS Brasil S.A. ("VIA Brasil") for $428,000, of which $30,000 was paid in cash at closing and the balance by delivery of a promissory note payable over 18 months. The note is secured by a pledge of 93% of the outstanding shares in VIA Brasil. The collateralization of the outstanding shares enables VIA to reacquire, at its option, a controlling interest in VIA Brasil if the purchasers default on the obligations under the promissory note.

        VIA expects the funds for payment of the note to come from the individual buyers. Because VIA does not have reasonable assurances that the note will be paid in full, the Company fully reserved against the note receivable at June 30, 2002. Furthermore, management does not consider the shares held as collateral to have significant value.

        Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, we will neither treat the Brazilian operation as a discontinued operation nor consolidate any future results of this Brazilian operation. However, once the sale qualifies as an accounting disposition under SAB Topic 5E, we will recognize a $2.6 million loss related to the accumulated translation adjustment in the statement of operations. The total assets and liabilities related to the Brazilian operation are shown on the consolidated balance sheet under the captions assets and liabilities of businesses transferred under contractual arrangement. The results of VIA Brasil through the date of sale are included within the results from continuing operations for the three and nine months ended September 30, 2001 and 2002. Likewise, the cash flows for VIA Brasil for these periods are included in VIA's consolidated cash flows from continuing operations.

        On September 4, 2002, we closed a transaction for the sale of 100% of the outstanding capital stock of our subsidiary, VIA NET.WORKS México S.A. de C.V. ("VIA Mexico") to a group of buyers led by the then-current management of VIA Mexico. The purchase price for the shares was $100. As a part of the sale transaction, the parties also entered into a convertible credit agreement under which VIA agreed to loan VIA Mexico a sum of $2.2 million through three cash draws to be made on or about the closing date of September 4, 2002, September 30, 2002 and October 30, 2002. Under the convertible credit agreement, all outstanding loan amounts together with accrued interest become due and payable on September 4, 2004. This convertible credit agreement provides that upon a change of control of VIA Mexico (which is defined to include a change of greater than 33% of the current equity holding of the company), VIA may elect to convert the outstanding loan amounts into a 19% equity interest of VIA Mexico or accept a cash payment of $600,000 as payment in full. If VIA accepts conversion of the loan amounts into equity, VIA will be protected from equity dilution, but only with respect to any initial capital increase that causes a change of control event.

        VIA expects the funds for repayment of the loan to come exclusively from future operations of VIA Mexico. Management believes that VIA Mexico's history of past operating losses combined with the difficult economic conditions in the telecommunications industry in the region makes recovery of the loan uncertain. Accordingly, VIA fully provided against the whole amounts under the loan in its results of operations for the three months ended September 30, 2002.

        Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, we will neither treat the Mexican operation as a discontinued operation nor consolidate any future results of this Mexican operation. However, once the sale qualifies as an accounting disposition under SAB Topic 5E, we will recognize a $2.3 million gain related to the accumulated translation adjustment in the statement of operations. The total assets and liabilities related to the Mexican operation are shown on the consolidated balance sheet under the captions assets and liabilities of businesses transferred under contractual arrangement. The results of VIA Mexico through the date of sale are included within the results from continuing operations for the three and nine months ended September 30, 2001 and 2002. Likewise, the cash flows for VIA Mexico for these periods are included in VIA's consolidated cash flows from continuing operations.

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

        In mid-2000 we began a series of projects to integrate a number of our acquired companies to achieve economies of scale and improve business processes. An element of each integration project involved combining data from the legacy billing, provisioning and customer care systems of each operation into a single integrated system as well as making changes to the organization structures of these companies. Poor execution of these integration efforts affected sales, billing and customer care functions of certain of the operations, particularly in Germany and the United Kingdom. We also planned the development and deployment of an enterprise-wide integrated provisioning, billing and customer care system, or Integrated Platform, that would address some of the technical issues arising from legacy systems. This Integrated Platform was intended to improve the ability of corporate and regional management teams to oversee the financial reporting of local operations. However, because of a downturn in the market, an emphasis on cost cutting and technical issues that arose during the development and deployment of the Integrated Platform, further funding for this project was suspended, and we decided to pursue a series of improvements of the legacy systems at the local operations level.

        Over the past year our management has focused on systems issues in our United Kingdom and German operations. VIA has implemented procedures designed to alleviate issues arising from the legacy billing system and internal control problems. These procedures include significantly expanded monthly and quarter-end financial close processes in these operations and additional manual checks and reconciliation procedures to compensate for known systemic limitations. We have also engaged a team of internal staff and external advisors to initiate system remediation and data validation projects, which are ongoing, as described more fully above under the caption "Stabilization of billing systems and business process issues."

        We believe that these procedures enable us to present our financial results fairly in all material respects, as required by U.S. generally accepted accounting principles. When the system remediation and data validation projects have progressed sufficiently, some or all of these additional procedures may become unnecessary. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. The current systems and process issues that are being addressed in our largest operations make it more difficult for management to arrive at estimates. Actual results could differ from the recorded estimates.

Three and nine months ended September 30, 2002 compared with the three and nine months ended September 30, 2001

Revenue:

	Three months ended			Nine months ended
	September 30, 2001	September 30, 2002	% Increase/ (Decrease)	September 30, 2001	September 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Revenue	$19,979	$19,609	(2%)	$66,235	$57,307	(13%)

        We derive our revenue from the sale of Internet goods and services, specifically Internet access and other Internet value added services, such as managed bandwidth, web and applications hosting.

        For revenue transactions we apply the provisions of SAB No. 101 "Revenue Recognition." We recognize revenue from the sale of Internet goods and services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not perform credit checks on potential customers before providing services. If we determine that collection of a fee is not reasonably assured, the revenue is generally recognized upon the receipt of cash, provided other revenue recognition criteria have been satisfied.

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

        Revenue for the three months ended September 30, 2002 decreased 2% to $19.6 million as compared to $20.0 million for the three months ended September 30, 2001. Revenue for the nine months ended September 30, 2002 decreased 13% to $57.3 million as compared to $66.2 million for the nine months ended September 30, 2001. Our revenue has decreased from 2001 levels due to the continued slowdown in corporate technology spending and certain internal disruptions and distractions caused by staff and management turnover and reduction of our sales and marketing efforts. Additionally, the decrease in revenue is a result of the decrease in revenues for our operations in Brazil and Mexico, which were sold during the second and third quarters of 2002, respectively. The decline in revenue was partially offset by an increase in revenues at our Switzerland operation as a result of a customer list purchase during the second quarter of 2002.

        In prior reporting periods, we have provided information on categories of revenues that we generate. Because of the systemic errors and limitations we have experienced in and with our legacy billing platforms and our ongoing projects to address these and process issues, we are not currently able to provide an accurate breakdown of our revenues. We anticipate that when we have completed our various systems and process remediation efforts, we will begin again to report revenue categories.

OPERATING COSTS AND EXPENSES:

Internet services:

	Three months ended			Nine months ended
	September 30, 2001	September 30, 2002	% Increase/ (Decrease)	September 30, 2001	September 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Internet services	$12,248	$9,592	(22%)	$36,770	$31,511	(14%)
% of Total Revenue	61%	49%		56%	55%

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

        Our Internet services operating costs were $9.6 million for the three months ended September 30, 2002 as compared to $12.2 million for the three months ended September 30, 2001. We had $31.5 million of Internet services operating costs for the nine months ended September 30, 2002, a 14% decrease from the same period in 2001. In both periods, the decrease in Internet services costs is due to the decrease in costs at our Brazilian and Mexican operations, which were sold in the second and third quarters of 2002. Additionally, during the quarter ended September 30, 2002, we incurred approximately $500,000 of settlement costs associated with the cancellation of network contracts. We will continue to actively review our cost structure to reduce or redirect costs that are not warranted.

Selling, general and administrative:

	Three months ended			Nine months ended
	September 30, 2001	September 30, 2002	% Increase/ (Decrease)	September 30, 2001	September 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Selling, general & administrative	$26,076	$14,972	(43%)	$72,628	$54,105	(26%)
% of Total Revenue	131%	76%		110%	94%

        Our largest selling, general and administrative (S, G&A) expenses are compensation costs, the costs associated with marketing our products and services, and professional fees paid to outside consultants. Compensation costs include salaries and related benefits, commissions, bonuses and costs associated with staff reductions. In many of our markets, we are required to make significant mandatory payments for government-sponsored social welfare programs, and we have little control over these costs. Our marketing expenses include the costs of direct mail and other mass marketing programs, advertising, customer communications, trade show participation, web site management and other promotional costs. Other S, G&A expenses include the costs of travel, rent, utilities, insurance and bad debt expense. For the nine months ended September 30, 2002 and 2001, our professional fees included the cost of using outside consultants to assist with the implementation of our financial and back office systems at our operating companies, the data validation projects in Germany and the U.K., as well as the cost of using outside consultants for financial review and attestation engagements.

        We incurred S, G&A expenses of $15.0 million for the three months ended September 30, 2002, a 43% decrease from the $26.1 million we incurred for the three months ended September 30, 2001. S, G&A expenses decreased by 26% to $54.1 million for the nine months ended September 30, 2002, as compared to the $72.6 million for the corresponding period in the previous year. These decreases are tied directly to our aggressive cost cutting measures, which have included meaningful headcount reductions, substantial marketing and advertising budget reductions and tighter controls on costs across the Company.

        Compensation expense for the three and nine month periods ended September 30, 2002 were $10.5 million and $34.3 million, respectively, as compared to the three and nine month periods ended September 30, 2001 of $13.3 million and $38.5 million, respectively. The decrease corresponds to our decrease in headcount from third quarter 2001 to third quarter 2002, offset by severance and other termination benefits and costs related to our cost cutting efforts and selling of operations. The amount of severance related to certain executives in the first nine months of 2002 was $762,000.

        In conjunction with our cost cutting measures, marketing and sales expenses decreased 36% from $770,000 for the three months ended September 30, 2001 to $496,000 for the three months ended September 30, 2002. Marketing and sales expenses for the nine months ended September 30, 2002 were $1.9 million, a 57% decrease from the $4.4 million for the same period in 2001. Included in this total of $1.9 million was approximately $325,000 related to an acquired right to market to a customer list in one of our operating companies.

        Professional fees decreased from $2.6 million for the third quarter of 2001 to $1.9 million for the third quarter of 2002. For the nine months ended September 30, 2002, professional fees were $7.9 million as compared to $7.6 million for the nine months ended September 30, 2001. The costs in prior year were primarily due to costs associated with the implementation of our financial systems and our Integrated Platform. As part of our ongoing cost-cutting measures, we suspended the development and deployment of the Integrated Platform during the first quarter of 2002. The costs in the current period were primarily due to accounting fees and data validation projects by outside vendors.

        As a result of the issues arising from the legacy billing systems and business processes substantial reserves were recorded against the carrying value of receivables. For the three and nine months ended September 30, 2001, bad debt expense was $3.4 million and $5.1 million, respectively. The billing system and process improvements made during 2002, combined with our intensified focus on cash collection, have resulted in the collection of accounts receivable previously provided against. Therefore, the bad debt expense for the three and nine months ended September 30, 2002, was a benefit of ($970,000) and ($3.0) million, respectively. We anticipate that these billing system and process improvements will continue through 2003.

        Our S, G&A expenses include the amortization of deferred compensation. In March 2002, we recorded forfeitures of unvested stock options in the amount of $1.8 million, which reduced the deferred compensation balance to zero with a corresponding adjustment to additional paid in capital. As a result, we did not record any deferred compensation expense for the second and third quarters of 2002. The deferred compensation amortization for the nine months ended September 30, 2002 was $527,000. For the three and nine months ended September 30, 2001, the deferred compensation expense recorded was $749,000 and $2.2 million, respectively.

Depreciation and amortization:

	Three months ended			Nine months ended
	September 30, 2001	September 30, 2002	% Increase/ (Decrease)	September 30, 2001	September 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Depreciation and amortization	$12,404	$2,627	(79%)	$41,735	$8,483	(80%)
% of Total Revenue	62%	13%		63%	15%

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

        We also recognize depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciate telecommunications equipment and computers over their useful lives, generally ranging from three to five years. The cost of network infrastructure, net of impairment charges, purchased under indefeasible right of use agreements, or IRU, is being amortized over the lesser of the estimated useful life or term of the agreement, generally 20 to 25 years.

        Our depreciation and amortization expense was $2.6 million and $8.5 million for the three and nine months ended September 30, 2002, respectively. This is a decrease from the depreciation and amortization expense that was recorded for the three and nine months ended September 30, 2001 of $12.4 million and $41.7 million, respectively. For the three months ended September 30, 2002, $209,000, or 8%, of our depreciation and amortization expense was related to the amortization of intangible assets and $2.4 million, or 92% was related to the depreciation of fixed assets. For the same period in 2001, $8.8 million, or 71%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and other intangible assets and $3.6 million, or 29% was related to the depreciation of fixed assets. For the nine months ended September 30, 2002, $764,000, or 9%, of our depreciation and amortization expense was related to the amortization of intangible assets and $7.7 million, or 91%, was related to the depreciation of fixed assets. For the same period in 2001, $31.9 million, or 76%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and other intangible assets and $9.8 million, or 24%, was related to the depreciation of fixed assets. The decrease in depreciation of fixed assets in both periods is related to the asset impairment, which was recorded in the fourth quarter of 2001. These impairment charges reduced the balance of fixed assets by $24.5 million.

Impairment and restructuring charges:

	Three months ended			Nine months ended
	September 30, 2001	September 30, 2002	% Increase/ (Decrease)	September 30, 2001	September 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Impairment and restructuring charges	—	$1,027	—	$47,992	$1,968	(96%)
% of Total Revenue	—	5%		72%	3%

        On a periodic basis, management reviews the carrying value of the investment in our operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-lived assets. In its review, management considers market and competitive factors, operating and financial trends and the business outlook for each operation. During the second quarter 2002, management concluded that an impairment of our long-lived assets had occurred. As a result, we recorded an impairment charge of $941,000. This impairment charge is comprised of $316,000 related to goodwill and other acquired intangible assets and $625,000 related to fixed assets at our Italian operation. During the second quarter 2001, management concluded that an impairment of goodwill had occurred. As a result, we recorded goodwill impairment charges of $48.0 million related to operations in our Americas and European regions. The goodwill impairment charges for these regions were $47.5 million and $524,000, respectively.

        As a part of our focus on Europe as our core operating region, we have decided to move our principal headquarter functions from Reston, Virginia to the United Kingdom. See Note 4 to the consolidated financial statements for further information.

Interest income, net:

	Three months ended			Nine months ended
	September 30, 2001	September 30, 2002	% Increase/ (Decrease)	September 30, 2001	September 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Interest income, net	$1,701	$493	(71%)	$6,239	$1,773	(72%)
% of Total Revenue	9%	3%		9%	3%

        For the three months ended September 30, 2002, we earned $513,000 in interest income, a 71% decrease over the $1.8 million we earned for the three months ended September 30, 2001. We earned $1.9 million in interest income for the nine months ended September 30, 2002, down from the $6.5 million for the nine months ended September 30, 2001. Interest income in both periods was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in the interest income is the combined result of the decrease in the available cash for investing and the decrease in the interest rates. We also incurred $20,000 of interest expense for the three months ended September 30, 2002, as compared to $52,000 of interest expense incurred in the same period in 2001. Interest expense for the nine months ended September 30, 2002 and 2001 was $83,000 and $263,000, respectively. Interest expense relates to the debt arising from the notes payable to the former owners of businesses acquired and vendor financing at both the subsidiary and corporate levels.

Other expense, net:

	Three months ended			Nine months ended
	September 30, 2001	September 30, 2002	% Increase/ (Decrease)	September 30, 2001	September 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Other expense, net	$(683)	$(1,959)	187%	$(768)	$(1,852)	141%
% of Total Revenue	3%	10%		1%	3%

        For the three months and nine months ended September 30, 2002, we incurred other expense, net of $2.0 million and $1.9 million, respectively. Other expense, net includes a $292,000 loss resulting from a loan made to a related party in the first quarter 2002. Additionally, in the third quarter of 2002, we entered into a convertible credit agreement with the then-current management of VIA NET.WORKS Mexico in the amount of $2.2 million. See Note 3 to the consolidated financial statements for further information. For the same periods in 2001, we incurred $683,000 and $768,000, respectively. These costs primarily relate to the impairment of a residual investment security at our Mexican operation in the third quarter of 2001. These amounts are offset by gains and losses on the sale of equipment and other fixed assets.

Foreign currency gains (losses), net:

	Three months ended			Nine months ended
	September 30, 2001	September 30, 2002	% Increase/ (Decrease)	September 30, 2001	September 30, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Foreign currency gains (losses), net	$4,693	$(1,111)	(124%)	$(3,346)	$6,992	309%
% of Total Revenue	23%	6%		5%	12%

        We recognized a $1.1 million foreign currency loss for the three months ended September 30, 2002, as compared to a $4.7 million foreign currency gain for the same period in the prior year. Our foreign currency gain was $7.0 million for the nine months ended September 30, 2002, as compared to a loss of $3.3 million for the nine months ended September 30, 2001. The fluctuation in both periods was primarily due to the change in the Euro and its impact on our Euro denominated cash accounts as well as the revaluation of intercompany balances. We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. At September 30, 2002, VIA maintained a cash reserve of 24.4 million Euros.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million, in the aggregate, through three private preferred stock offerings between August 1997 and April 1999. Through our initial public offering of common stock in February 2000, we raised approximately $333.0 million, net of underwriting discounts and commissions. At September 30, 2002, we had cash and cash equivalents of $104.2 million and $884,000 in restricted cash.

        Cash used in operating activities was $43.9 million for the nine months ended September 30, 2001 and $28.5 million for the nine months ended September 30, 2002. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization, impairment charges, non-cash stock compensation charges, provision (benefit) for doubtful accounts and unrealized foreign currency transaction losses.

        Cash used in investing activities was $26.5 million for the nine months ended September 30, 2001 and $3.2 million for the same period in 2002. In 2001, cash was primarily used to increase our investment in one partially owned operation and to pay two contingent earn-out payments in connection with two companies acquired in 2000. In 2002, we used cash for capital expenditures, a loan to a related party and an increase in restricted cash.

        Cash used in financing activities was $2.0 million for the nine months ended September 30, 2001. In the same period in 2002, cash used in financing activities was $1.6 million. In both periods, cash was used primarily to repay debt.

        We have incurred and anticipate that we may incur in the future substantial costs to implement one or more of the restructuring actions and similar actions that we may take in the future as described in Background above. As of September 30, 2002, we had $104.2 million in cash and cash equivalents and $884,000 in restricted cash. We believe that our available cash will be sufficient to fund our operating losses, working capital and capital expenditure requirements for the foreseeable future. However, unless the capital markets improve, there is no assurance that we will be able to obtain further financing if we are unsuccessful in reaching a steady cash flow position before our cash reserves are depleted.

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

Foreign Currency Exchange Risks

        During the nine months ended September 30, 2002 and prior to the sale of our operations in Argentina, Austria, Brazil, Ireland and Mexico, we conducted business in seven different currencies, including the Euro and the U.S. dollar. The value of foreign currencies fluctuates in relation to the U.S. dollar. At the end of each reporting period, the revenues and expenses of our operating companies are translated into U.S. dollars using the average exchange rate for that period, and their assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of that period. Fluctuations in these exchange rates impact our financial condition, revenues and results of operations, as reported in U.S. dollars.

        Exchange rates can vary significantly. The Euro high and low rates varied by approximately 46% in relation to the U.S. dollar during the third quarter of 2002. This variation affects the average exchange rates used to translate amounts on the income statement. At September 30, 2002, the Euro exchange rate was approximately 10% above where it was at the beginning of the year. This variation affects the ending exchange rates used to translate amounts on the balance sheet. This fluctuation in the exchange rate resulted in a foreign currency loss of $1.1 million and a gain of $7.0 million for the three and nine month periods ended September 30, 2002, respectively. These gains and losses are primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts as well as the revaluation of intercompany balances. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

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

        As of January 1, 2002, the Euro became the sole legal currency for 12 of the 15 European Union member countries. This includes nine of our operating markets. As a result, during the nine months ended September 30, 2002, we conducted business in only seven currencies compared to 15 currencies in 2001.

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

        VIA has exposure to financial market risks, including changes in interest rates and foreign exchange rates. At September 30, 2002, VIA's financial instruments consisted of primarily short-term investments. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At September 30, 2002 all of our investments are due to mature within three months and the carrying value of such investments approximates fair value.

        As mentioned previously in the "Foreign Currency Exchange Risks" section, VIA has Euro denominated cash accounts, which expose the company to foreign currency exchange rate risk. As of September 30, 2002, a 10 percent increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of $2.4 million. VIA is also subject to risk from changes in foreign exchange rates for its international operations that use a foreign currency as their functional currency and are translated into U.S. dollars. VIA does not hedge any foreign currency exposure using derivative financial instruments.

Item 4. Controls and Procedures

        As described under Stabilization of billing systems and business process issues in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we have encountered significant customer billing and process issues and financial reporting difficulties in our United Kingdom and German operations arising out of poorly executed past integration efforts. This situation led to our former independent accountants advising us that the legacy billing systems and practices in these operations constituted material weaknesses in our internal control structure.

        Internal controls are procedures and processes designed to provide reasonable assurance that we have maintained accurate books and records relating to our transactions, that our transactions are properly authorized and that our assets are safeguarded against improper use, all of which enable us to prepare, report and fairly present our financial results and financial condition in accordance with generally accepted accounting standards. A "material weakness" in internal controls means that the ability to detect errors or fraud in amounts that would be material to the financial statements is significantly limited.

        Our senior management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has engaged in the development and review of high priority projects established to fix the systems, processes and practices and organizational issues in our United Kingdom and German operations, two of our largest subsidiaries. Management has also developed procedures to enhance and tighten our management and internal controls throughout our entire organization.

        In recognition of the difficulties in its United Kingdom and German operations the Company and the audit committee of the board of directors has engaged in regular evaluations of our internal controls, as well as the processes we maintain to ensure that all material information relating to VIA and its subsidiaries is recorded, processed, summarized, evaluated and reported within the time periods specified by rules established by the Securities and Exchange Commission. These latter processes are known as Disclosure Controls and Procedures. Disclosure Controls and Procedures are also designed to ensure that all such information is communicated to VIA's management, including our CEO and CFO, in such a manner as to allow timely decisions to be made regarding required disclosures.

        In addition, in light of known issues in our internal control structure, we have initiated projects to fix or replace critical billing, customer care and provisioning systems and instituted a number of additional controls and procedures designed to address the previously identified weaknesses. These projects and efforts are described in Item 2 MD&A above. Some of these efforts are intended to establish new control structures and processes; others are intended to reinforce our current internal control and Disclosure Controls and Procedures structures such that we are able to report the information required to be disclosed in our periodic reports and present it as required by law, until more permanent or systemic controls are put in place.

        Within the 90 days prior to the date of filing of this report, we engaged in an evaluation, with the oversight and participation of our CEO and CFO, of the effectiveness of our Disclosure Controls and Procedures. In designing and evaluating the Disclosure Controls and Procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures. In addition, we recognize that Disclosure Controls and Procedures by their nature can provide only reasonable assurance that our information flow objectives are met. Upon the completion of that evaluation, our CEO and CFO concluded that our Disclosure Controls and Procedures, which included the additional or enhanced processes, procedures and controls noted above, were effective in all material respects.

        Since the date of the evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

PART II

Item 1. Legal Proceedings

        On November 5, 2001 a class action lawsuit was filed in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering ("IPO") and certain of our officers, under the title O'Leary v. Via Net.works [sic], et al [01-CV-9720] (the "Complaint"). An amended complaint was filed in April 2002. There is currently pending before the trial judge a motion to dismiss all claims against the defendants. The Complaint alleges that the prospectus the Company filed with its registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices ("Tie-in Arrangements"), thereby artificially inflating the Company's stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. This Complaint is one of over 300 similar suits filed to date against underwriters, issuers and their officers alleging similar activities, known as "laddering," all of which are included in a single coordinated proceeding in the Southern District of New York. VIA believes that any allegations in the Complaint of wrongdoing on the part of VIA or our officers are without legal merit. VIA has retained legal counsel and intends to vigorously defend against these allegations.

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

        The estimated net offering proceeds to VIA after deducting the estimated expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through September 30, 2002, VIA has used $86.9 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA's investment in various partially owned subsidiaries, $45.0 million for capital expenditures and approximately $106.9 million to fund operating losses.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

Exhibits
Exhibit 99.1	Risk Factors
Exhibit 99.2	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        b) Reports on Form 8-K

        During the third quarter of 2002, VIA filed four reports on Form 8-K. VIA filed a report on Form 8-K on August 19, 2002 to announce that the CEO and CFO of the Company each executed the certifications required per the Sarbanes-Oxley Act of 2002 in connection with the Amended Form 10-Q/A for the quarter ended March 31, 2002 and for the Form 10-Q for the quarter ended June 30, 2002. VIA filed a report on Form 8-K on August 20, 2002 to announce its second quarter 2002 results. On September 20, 2002, VIA filed a report on Form 8-K to announce the sale of its operation in Mexico. VIA filed a report on Form 8-K on September 26, 2002, to announce the dismissal of PricewaterhouseCoopers LLP as its independent public accountants. VIA filed no other reports on Form 8-K during the three months ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VIA NET.WORKS, INC.
Date: November 14, 2002	By:	/s/ KARL MAIER acting Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer and Authorized Officer)
Date: November 14, 2002	By:	/s/ E. BENJAMIN BUTTOLPH Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Certification

I, Karl A. Maier, certify that:

1. I have reviewed this quarterly report on Form 10-Q of VIA NET.WORKS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Karl A. Maier
Karl A. Maier
Chief Executive Officer

Certification

        I, E. Benjamin Buttolph, certify that:

1. I have reviewed this quarterly report on Form 10-Q of VIA NET.WORKS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ E. Benjamin Buttolph
E. Benjamin Buttolph
Chief Financial Officer

EXHIBIT INDEX

Exhibit
99.1	Risk Factors
99.2	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

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
  Item 4. Controls and Procedures
PART II
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Certification
Certification
EXHIBIT INDEX