Form 10-K
period 2002-12-31
VIA NET WORKS INC
filed 2003-03-26
CIK 1098402

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-29391

VIA NET.WORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction)	84-1412512 (I.R.S. Employer Identification No.)

St. Giles House 25 Kings Road
Reading, RG1 3AR
United Kingdom
(Address of principal executive offices)

Registrant's telephone number, including area code: +44 (118) 955-2361

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock par value $.001 per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of March 1, 2003, non-affiliates of VIA NET.WORKS, Inc. held an aggregate of 58,072,880 shares of common stock. (For this computation, we have excluded all outstanding shares of our common stock reported as beneficially owned by executive officers and directors of VIA and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of VIA.) These shares were worth $48,200,490 on June 28, 2002, based on the closing sale price ($0.83) of our common stock as reported on the Nasdaq SmallCap Market on that date, and were worth $41,812,474 on March 1, 2003, based on the closing sale price ($0.72) of our common stock on that date. As of March 20, 2003, there were outstanding 60,844,900 shares of our common stock, which is comprised of 55,794,900 shares of voting and 5,050,000 shares of non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2003 are incorporated by reference into Part III of this annual report.

PREFACE

        SOME OF THE INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING UNDER MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS UNDER PART II, ITEM 7 OF THIS FORM 10-K, CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE PERFORMANCE. THESE STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE RELATING GENERALLY TO THE COMPANY'S STRATEGIC PLAN, AND PROJECTIONS REGARDING FINANCIAL IMPACTS OF PLANNED ORGANIZATIONAL RE-ALIGNMENT, OUTSOURCING PROJECTS, NEW PRODUCT ROLL-OUT AND COST REDUCTIONS IN GENERAL. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE PROJECTIONS. INFORMATION REGARDING THE RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THE RESULTS IN THESE FORWARD-LOOKING STATEMENTS ARE DISCUSSED UNDER "RISK FACTORS" BEGINNING ON PAGE 17 OF THIS FORM 10-K. PLEASE CAREFULLY CONSIDER THESE FACTORS, AS WELL AS OTHER INFORMATION CONTAINED IN THIS FORM 10-K AND IN OUR OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

        Unless the context otherwise requires, as used in this Form 10-K, the terms "VIA," "our," "the Company" or "we" refer to VIA NET.WORKS, Inc. and its subsidiaries.

VIA NET.WORKS, INC.

TABLE OF CONTENTS

PART I

Item 1.    Business

        VIA NET.WORKS, Inc. is a single source provider of managed Internet services to small and medium-sized businesses, or SMEs, in Europe and the United States. Our goal is to be recognized as an expert provider of business communications solutions. While we believe that goal is within our reach, achieving it will require that we overcome a number of challenges.

Historical Perspective

        Beginning with its founding in 1997, VIA has experienced four phases in its business development:

  •
  We first focused on raising substantial capital, acquiring European and North and South American Internet services providers and building-out infrastructure

  •
  We then sought to integrate our 26 acquired operations and their various systems into country operations and regions

  •
  After the downturn in the economy, and the poor execution of certain of our country integration efforts, we initiated a turnaround plan to significantly cut costs, reduce cash use and improve the operating performance and financial health of the Company

  •
  We are now building on the actions of the turnaround plan and implementing a new Strategic Plan focused on improving our operational performance and growing our revenues profitably.

1997-2000: Laying the Foundations

        We were founded in 1997 by leading venture capital firms in the telecommunications industry, including Centennial Ventures, Telecom Partners, Norwest Venture Partners and Harbourvest International and by U.S. Internet service provider Verio, Inc. Our mission was to quickly establish through acquisitions and organic growth an international Internet services provider with a footprint in the European and Latin American markets.

        From 1997 through our initial public offering in February 2000, we focused on raising capital to fund our acquisition strategy. We raised approximately $540 million in equity capital, in the aggregate, providing finance for the acquisition of 26 separate Internet service providers in 14 countries by the end of 2000. Following our initial public offering, while we continued to build-out our targeted geographic footprint through acquisitions, we also began the integration of our separate country operations and pursued the development and deployment of a scaleable infrastructure to support the anticipated growth potential of the Internet market.

2000-2002: Economic Downturn

        In the midst of our rapid build-out and integration efforts, the market conditions for Internet services providers deteriorated significantly. As a result, our sector has seen many market participants enter bankruptcy, cease or sell their operations over the past two years. The impact of this economic downturn on our business was compounded by internal issues we were experiencing. The pace at which we built-out our international operations and operational infrastructure, in order to meet the anticipated growth of the industry, led to poor execution of the integration of two of our largest country operations. This in turn caused and exposed material weaknesses in our legacy systems and internal controls. At the same time, our efforts to build-out our organization and improve our ability to scale our operations to handle the earlier anticipated growth resulted in a cost structure that was much higher than our revenue base could support. These factors prompted several of our senior management team to resign in early 2002. In response to these circumstances, our board of directors engaged an experienced turnaround executive in January 2002 to develop and implement a plan focused on significantly reducing VIA's cash utilization and operating losses and improving our internal controls and processes.

2002: Rationalization and Turnaround

        During the first quarter of 2002, the board of directors approved a turnaround plan that included four elements:

  1.
  Reduction of VIA's negative cash flow and a drive toward profitability

  2.
  Stabilization of billing systems and business process issues in VIA's operations

  3.
  Focus on Europe as VIA's core operating region

  4.
  Enhancement of VIA's board of directors, senior management and country management teams

        During the year, VIA engaged in significant actions with respect to each of these elements. First, we significantly scaled back our under-performing and non-strategic operations throughout the year. During 2002, we sold operations in Brazil, Argentina, Mexico, Ireland and Austria and closed our office in Belgium. We also suspended the development and deployment of an enterprise-wide integrated provisioning, billing and customer service platform, established tighter budgetary and capital expenditure controls and continued headcount reductions throughout the organization. These and other actions led to significant reductions in our cash used and improvements in our operating results.

        By the fourth quarter of 2002, we had reduced our quarterly cash flow used in operating and investing activities to $2.2 million from fourth quarter 2001 of $22.3 million. From 2001 to 2002 our aggregate net cash flow used in operating activities and net cash used in investing activities was reduced from $92.8 million to $33.9 million. Our adjusted EBITDA loss from continuing operations improved to ($33.1) million for the year 2002 as compared to ($56.9) million for the year 2001. See Item 7, "Management's Discussion and Analysis of Operations and Financial Condition" for discussion on and reconciliation of adjusted EBITDA.

        Second, in our United Kingdom and German operations, we engaged in system remediation and data validation projects, made a series of significant organizational changes, and ceased providing service in Germany to our low-margin, service intensive customer base. This enabled us to reduce substantially our employee headcount in that country. We also expanded our monthly and quarterly financial reporting close and analytical procedures to improve our internal controls in both countries.

        Third, as a part of our focus on Europe as our core operating region and in addition to the disposition of our Latin American operations, we decided to relocate certain corporate executive and key headquarters positions from our Reston Virginia headquarters to the European region. By the end of the year, we substantially completed the transition of our headquarters positions to Europe.

        Finally, during 2002 VIA engaged in substantial steps to enhance our board of directors, senior management and country management teams. VIA has both reduced the size of our board from ten to seven, to enable more efficient decision-making, and transformed the board towards a more operationally and Europe-oriented group of directors. At the country operations level, we made a number of senior staff changes and new hires at senior levels, including directors of finance, sales, human resources and customer care functions. At corporate, the management team was substantially enhanced through the hiring of a number of European-based functional heads for operations and technology, finance and human resources, among others.

The Present

        In November 2002, our board of directors appointed Rhett Williams as our new Chief Executive Officer to lead the next phase of VIA's turnaround and intensify the focus on improving our operational stability and generating profitable revenue growth. Under the first five months of his leadership, VIA has achieved the following:

  •
  Appointed an experienced Chief Financial Officer, Fraser Park

  •
  Hired a number of senior executives and staff to strengthen the leadership of our finance, sales, marketing and product leadership

  •
  Initiated the reorganization of the Company from a geographical to functional structure

  •
  Introduced a new performance bonus plan for employees and leveraged compensation plan for our sales force

  •
  Introduced professional sales management processes across our nine country footprint

  •
  Deployed a real-time web-based sales performance tracking system

  •
  Identified the most profitable vertical segments for our product portfolio

  •
  Started a voice resale trial in the United Kingdom

  •
  Assessed opportunities for outsourcing certain financial and administrative systems to improve processes and save costs

  •
  Started discussions with vendors on outsourcing certain network operation and management and certain back-office systems

Our Market

        While there is no doubt that the industry has experienced difficult market conditions during the last few years, we continue to believe that the Internet presents a compelling opportunity for businesses. Internet technologies enable businesses to reduce operating costs, increase productivity, access valuable information and reach new markets. Internet access services make it possible to use email, access information, communicate with employees, customers and suppliers and conduct transactions with third parties. Businesses establish web sites to improve internal and external communications. Web sites also provide companies with an identity and an interactive presence on the Internet, allowing them to post company information and automate business processes such as sales, order entry and customer service. Increasingly, businesses worldwide are using the Internet and Internet protocol, or IP, technology to enable critical applications, such as purchasing and project management, customer service and on-line sales and marketing.

        Businesses clearly recognize the benefits of being able to access the Internet and establish an Internet presence. However, they often do not have the resources to keep up with rapidly changing technologies, create and update content and communicate electronically and securely. Our customers seek to avoid the distraction and cost of doing this themselves, which is why they turn to companies like VIA, who can provide a simple and cost-effective solution to these challenges. In addition, businesses are increasingly outsourcing certain IT functions such as network security, virtual private networking, collaborative and customer relationship applications, as well as sophisticated enterprise-wide applications including intranets, extranets, network management systems and enterprise resource planning systems.

Our Competition

        In 2001 and 2002, we saw dramatic changes in the circumstances of many of our direct competitors. For telecommunications and Internet services providers, the slowing of the global economy and specifically the slowing of business investment in technology and telecommunications projects created a liquidity problem for over-extended competitors. As a result of numerous business closures, in many of our markets the number of competitors has generally declined. However, due to the consolidation of existing players, the size of the average competitor has increased.

Telecommunications Service providers

        Most of the major international and national incumbent telecommunications providers offer Internet services in one or more of our markets, either directly or through subsidiaries or alliances. Generally, these telecommunications providers focus on consumer dial-up Internet access and large corporate accounts, customer bases that generate high volume data traffic to carry on their networks. Many of these competitors have also moved to address the needs of small businesses, specifically with their Digital Subscriber Line, or DSL, offerings. In contrast, we focus upon the industry specific needs of SMEs and believe our local market expertise, quality, flexibility and responsiveness to customer demand will enable us to compete effectively for these customers. Additionally, we believe that our focus on managed Internet services rather than Internet access alone provides an opportunity to develop sales partnerships with telecommunications providers seeking less expensive sales channels or value added services for their customers.

Internet Service Providers

        Many of the large Internet services providers were either acquired by telecommunications providers or retreated from our markets for financial reasons. The remaining few large standalone providers in our markets have either shifted their focus to access services and wholesale distribution or are attempting to sell more managed service offerings covering access, hosting and security needs. The small Internet services providers in our markets have a limited range of services and geographic reach and have historically focused on consumer dial-up Internet access. By combining local market expertise and service with an international network and a wide range of services designed for SME customers, we believe we are able to compete effectively with both large and small Internet services providers for these customers.

Hosting Service Providers

        A number of competitor hosting services providers were either acquired by telecommunications providers or retreated from our markets for financial reasons. We believe we can compete effectively with the remaining hosting services providers by leveraging our ability to bundle security, connectivity and networking services and focusing on small and mid-sized business customers.

Security Service Providers

        In 2002 we saw the continued emergence of specialized security services companies, particularly in our larger markets. Providing security solutions and managed security offerings, these companies tapped into the need for businesses to protect their networks and information. Security services providers have focused primarily upon the larger business customer. We seek to compete with these providers by leveraging our ability to bundle security services with a broad portfolio of connectivity, networking and hosting services. Further, our sales channels are focused on SME customers. In some instances, we may partner, rather than directly compete with security services providers with whom we can augment our security portfolio.

Information Technology Service Providers

        In our markets, information technology, or IT, services providers focus primarily on the delivery of complete ebusiness solutions and local area networking solutions for businesses. In 2002 we saw some of the large providers begin to expand their offerings to include the ongoing management of Internet infrastructure to deliver these solutions, primarily hosting and security services. Large IT services providers have historically focused on larger business customers. The small IT services providers primarily derive their business from small and mid-size business customers. As the majority of small IT services providers do not provide managed Internet infrastructures services such as access, security and hosting, we view them as potential partners in the sale of our services. We currently have channel partnerships with local IT services providers in many of our markets.

Cable Television Companies

        Cable operators in some of our markets now offer Internet access services integrated with television programming and telephone services offerings. Their existing customers are primarily residential and their physical networks are largely limited to residential areas. While these companies are expanding into the SME markets, we do not believe they represent a serious threat to VIA as they cannot offer the same range or quality of services as VIA given their historical focus on the residential market.

Our Strategy

        Given this market and competitive context and our own history, we are now building on the actions of the 2002 turnaround plan and implementing a new strategic plan for 2003-2005, or Strategic Plan, focused on improving our operational performance and growing our revenues profitably.

        We have already begun a number of initiatives to improve our operational performance under the Strategic Plan. These include:

  •
  Establishing an experienced professional management team who, together with our country managers and functional experts, have developed the Strategic Plan and are actively executing it;

  •
  Implementing a reorganization of our operations along functional lines with a view towards optimizing the talent and best practices we have across VIA, realizing synergies, improving our operational efficiency and establishing a common focus and culture; and

  •
  Initiating negotiations with vendors for the outsourcing of certain systems and processes related to certain network management, finance and administration and back-office functions in order to save costs and improve the flow of information.

        We are also actively developing programs to position VIA for profitable revenue growth. These include:

  •
  Improving the overall quality of our sales force by recruiting new sales professionals, establishing robust sales management and highly leveraged compensation plans and instituting talent development and training programs;

  •
  Implementing a customer churn reduction program;

  •
  Focusing our direct sales force on core profitable industry segments;

  •
  Shifting the sale of 'commoditized' products such as Internet access and shared web hosting to our indirect sales channel; and

  •
  Rationalizing the existing product portfolio and introducing new products where there is demand among our targeted vertical markets.

        Our operations and growth initiatives are described in more detail in the sections that follow below. We recognize that our ability to execute successfully on our Strategic Plan to improve operational performance and generate meaningful and profitable revenue growth is subject to a number of risks and dependencies, which are not insignificant. These risks and dependencies are described in detail under the section below entitled Risk Factors in this Item I.

Improve Operational Performance

        We believe the key components associated with improving operational performance are implementing significant organizational change within VIA and enhancing or outsourcing non-core functions, systems and processes.

        In the past, each of our nine local operations was staffed with a local managing director, finance, sales, technical, marketing, legal, HR and customer care personnel. This met local needs, but was duplicated in every country, leading to inefficiencies and redundant functions and a lack of common platforms, processes and focus across the country operations, an unsustainable model for an international company. During 2003, we are seeking to restructure our workforce from a collection of locally focused operations to a single international functional-based organization. Our local country managers will continue to be responsible for direct and indirect sales, revenue and certain related activities. These managers will continue to have oversight over support functions, but will no longer be responsible for day-to-day management of all aspects of the country operation allowing them to focus on increasing sales and margin profitability.

        We will continue to serve our customers in their own language and their own currency. We will also retain management and staff who understand the regulations and business practices in the markets in which we operate. However, we will now do so under a structure that promotes a uniform customer experience and communications, common platforms and systems and standardized best practices. Centralized functional groups responsible for technology and operations, marketing, human resources, communications, finance and legal will support our local country managers.

        In a bid to reduce costs and improve processes, we are assessing the feasibility of outsourcing certain systems and processes. These include systems supporting our network operations center, billing, provisioning and other back-office platforms. This would entail transferring certain support processes for finance and administration from our local operations to a single third party shared service center in a one low-cost location. The shared service center would manage general ledger accounting, accounts payable and accounts receivable, billing administration, credit and collections, and human resources administration. We anticipate that the combination of the functional realignment of our workforce and the outsourcing of certain systems and functions will allow us to make substantial headcount reductions. We believe outsourcing certain systems and processes associated with our network operations management, back office platforms and finance and administration functions could significantly reduce costs, improve the delivery and accuracy of information flows to management and enhance our ability to establish consistent processes and controls throughout the organization. We anticipate a decision on this initiative during the first half of 2003.

        We believe these initiatives are the right initiatives to improve our operational stability. We also believe that we have we have the right management in place to carry them out effectively. However, there can be no assurances that we will be successful in these efforts and our failure to execute successfully on any one or more of these initiatives may have a significant negative impact on our operating results and financial condition, as well as our ability to deliver future profitable growth for the Company.

Grow Revenue Profitably

        It is our objective to be recognized as an expert provider of business communications solutions by our customers in select target markets. We have generally sought to achieve this by:

  •
  leveraging the agility and responsiveness of local customer-focused operations to deliver efficient professional service and technical support

        Businesses will generally seek a provider with locally based personnel with whom they can establish a long-term relationship. Our local operations have personnel who are available to provide rapid, practical responses on technical issues and who can assist in developing and implementing effective Internet solutions. We continue to develop sales, technical and customer care teams in order to provide responsive and prompt customer service.

  •
  providing business communication solutions that give businesses more productive, cost effective ways to communicate information

        Companies continue to use the Internet as a business tool. We deliver solutions that allow our customers to take advantage of maturing and cost-effective IP based technologies and integrate those services into their existing business processes, increasing productivity and reducing costs.

  •
  providing managed Internet solutions to our customers

        We deliver pre-packaged solutions that provide all the essential elements for businesses to quickly and effectively establish and strengthen their business communication needs based on connectivity, networking, security and hosting capabilities. Additionally, we can tailor solutions for customers requiring more sophisticated business-critical Internet capabilities. In both cases, we can offer a single-source solution to increase customer satisfaction and better leverage our network infrastructure and sales and marketing resources.

  •
  harnessing the reliability and quality of our own international network

        Our high capacity pan-European and trans-Atlantic networks, coupled with our network operations center and our security operations center, enable our operations to compete on a global scale.

        We believe the key to success in the markets we serve is to follow a strategy of in-depth customer understanding and segmentation based on both customer needs and the industry sector. As business technologies mature and communication and application standards are widely deployed and accepted, the scope of interoperability among and between applications and the industry-specific use of these technologies in individual sectors increases. Although this trend began among large corporations, it is now becoming more common among the medium and larger size companies in the SME market.

        As a part of the Strategic Plan and recognizing the growing and frequently under-served needs of the SME market, we have chosen to focus our efforts specifically on five vertical sectors in the markets where we operate. Those sectors are: communications, IT, manufacturing, retail and business services. These sectors may vary slightly depending on demand and viability in our local markets. However, companies in these vertical sectors have a definable need for both our existing services and the new products and solutions that we are bringing to market. Our combination of technical expertise and in-depth industry understanding as well as our concentration on these vertical markets makes VIA an attractive partner for these customers.

Our Sales Channels

        We are focusing our efforts on the medium to high end of the SME market in the selected vertical sectors, offering a higher-value portfolio of bundled services. We will distribute these products through both direct and indirect sales channels.

Direct Channels

        As in the past, each of our local operating companies will continue to have a direct sales force. We are already reorganizing our direct sales force into two groups: those who will actively pursue new business opportunities and those who will support existing customer relationships including up-selling and enhancing services based upon customer needs. We are in the process of adjusting the incentive plans for these two groups to reflect their new customer focus. The new sales model is designed to assess the skill level of our sales force and accurately categorize sales professionals according to their skill set. We believe this model will allow us to drive new business aggressively, while improving the loyalty of our existing customer base through better relationship management and customer service. As noted above, we have also begun to realign our direct sales channel to focus on the five selected vertical industry sectors, (communications, IT, business services, manufacturing and retail.) We anticipate that this new concentrated focus will permit our sales focus to form a deeper understanding of our selected customer needs enabling us to more efficiently drive profitable revenue growth.

Indirect Channels

        In 2003, we are implementing a plan to establish a stronger and more structured indirect sales channel in each of the countries in which we operate. Under this plan, we intend to focus on three main channels for indirect sales:

  •
  Resellers—who will distribute our more commoditized products, including access and shared web-hosting services;

  •
  Lead Referrers—who will be rewarded for referring new business leads to VIA; and

  •
  Value-added partners—who are a source of quality leads and higher value products for distribution through our direct sales force.

        The profile of these channels may vary country-by-country depending on the maturity of a market, product and service portfolio the country operation offers, the available partners within a country, some of whom will be national as well as international and the scope and size of the operation.

        We are seeking to increase the level of resources we employ in our indirect sales channel, as we believe that this will enable us to expedite the profitable growth of our revenues.

        We are implementing leveraged compensation plans for each of these channels to generate a results-driven sales culture and improve our prospects for profitable revenue growth. Furthermore, we are implementing programs targeted at increasing customer retention, a key element of our goal of growing our revenues and margins.

Our Products and Services

        We currently offer a portfolio of managed IP services created for the business customer that we sell on either an integrated or a stand-alone basis. These services are designed, constructed and delivered to give businesses more productive, cost effective ways to communicate and share critical information. As businesses increase the use of the Internet as a business tool and integrate web-based products and services into their business processes, our service offerings contribute to their ability to enhance profits and reduce risk.

        We package our managed IP services to address the needs that businesses have for a web presence or for specific Internet capabilities. Our services are also packaged to address more sophisticated Internet requirements. Today, we do not currently offer all of our services in each of our markets. The specific products offered are determined by the needs of the market, competition and local regulations.

Current Portfolio

        While we pursue the development and rollout of a new service portfolio and enhancements, we will continue to offer our current service portfolio, which is categorized into five different groups:

Connectivity Services

        We provide Internet access through dial-up, dedicated line and other technologies, including integrated services digital network, or ISDN, and digital subscriber line, or DSL. We can tailor the connectivity services for each customer to meet their specific requirements and bundle them with other VIA products. Currently connectivity services represent the majority of our revenues.

Networking Services

        We provide network solutions to businesses of all sizes delivering secure information over an IP VPN infrastructure. Internet-based VPNs can significantly reduce the cost of existing wide area networks by enabling the secure and encrypted transmission of private traffic through the public Internet. Our experts can design, provision and manage these solutions for customers, eliminating or reducing the costs of internal network and technical security staff.

Hosting Services

        Web site hosting offers business customers a presence on the Internet, providing them with enhanced marketing and customer service capabilities, as well as opportunities to increase productivity and eliminate costs from their business processes. Our web hosting services are complemented by web site authoring, development and management services. We offer our customers web site hosting services through our Internet data centers located regionally or in our local operations. Additionally, our advanced hosting services offer more sophisticated applications such as intranets, extranets and business productivity capabilities, along with mirroring, caching, and clustering services. We also provide domain registration services.

Network and Content Security Services

        As customers make Internet services a part of their external and internal business processes, particularly to transmit or electronically share confidential or proprietary business information, maintaining data security becomes critical. Our security solutions provide customers with the ability to protect their data and intellectual and commercial assets by limiting unauthorized users from accessing their internal network, authenticating users seeking access to proprietary or confidential information, identifying and resolving network vulnerabilities, increasing security for company data transmitted through the Internet and filtering viruses, unsolicited bulk-email and other selected items from business communications.

Professional Services

        Many of our customers do not have the internal resources or personnel to design or maintain Internet functions. As businesses increasingly rely on the Internet for mission-critical business applications, they are choosing more often to outsource their IT management. Our professional services include network and system design, web design, web site development and maintenance, VPN and Internet security design and implementation and other Internet-related services.

Extended Portfolio

        We are continuously reviewing our product portfolio to ensure that our products fit within our core competencies, demonstrate a high demand from our target business customer base and can be offered in a cost-effective and profitable manner. As a part of this ongoing review, we assess potential strategic alliances, acquisitions and other business combinations and relationships with IP managed solutions providers and others to enhance our product portfolio. We are planning to introduce several new products to our portfolio in a bid to satisfy customer demand in the vertical markets we have selected and make our offerings consistent across all our markets. The successful launch of certain of these new products will require that we improve the competencies of our sales professionals and substantially complete the organizational realignment as described above. Other dependencies and risks relating to new product development are identified under the section below entitled Risk Factors in this Item I. The key areas of new product development and bundling are:

Voice

        As a provider of business communications solutions to the SME market, we recognize that the appeal to our SME customers of having a single supplier to deliver both their data and their voice services. We are currently testing a voice product that we could resell in our key markets as part of an integrated business communications bundle.

IP VPN

        We currently offer a VPN service using customer premises equipment, or CPE. We are currently planning to offer a highly reliable and cost-efficient network-based VPN that can prioritize the way traffic travels over the network, using multiprotocol label switching, or MPLS, technology. We have designed both our current and our planned IP VPN services to be easily bundled with remote access, hosting services, managed firewalls and other elements of VIA's portfolio.

Managed Firewall

        We currently offer a managed firewall service. This service is managed on a twenty-four hour seven days a week basis by the VIA security network operations center. We are seeking to expand our service offering by partnering with a number of other technology vendors to meet the needs of our larger customers and by bundling it with other solutions such as security auditing, intrusion detection, intrusion prevention and high availability firewall configurations.

Applications

        Software providers are adapting their enterprise software for SMEs. As VIA has enough scale throughout Europe to make these applications available over secure networks and connections, we are pursuing relationships with providers of applications that facilitate business processes or customer interaction to jointly provide these bundled services to our customer base and that of our software partner in specific vertical sectors.

Our Network

        Our pan-European and trans-Atlantic network provides our European operations with high capacity and resilient transport, as well as redundant Internet protocol peering and transit arrangements. Our network is connected to the Internet by multiple peering arrangements at major commercial Internet exchanges and through transit agreements from multiple major carriers. Our network dynamically routes traffic over the network of the provider best able to deliver the data in the most efficient manner using these diverse connections. Direct connections to multiple major carriers and Internet exchanges assure reliable service levels, protecting against traffic congestion and network outages. In the past six months, we have terminated agreements and operations of the U.S. based network following the sale of our operations in Latin America and an assessment that the level of network traffic generated from our U.S. based operation does not justify the cost of a dedicated network.

        The backbone of our network is made up of two STM-1 fiber optic cable rings, each providing 155 Mbps of redundant capacity. The first ring provides trans-Atlantic capacity and connects our New York City and London network nodes. We have a 25-year Indefeasible Right of Use, or IRU, from Global Crossing and its wholly owned affiliates that expires June 2024. In January 2002, Global Crossing and certain other affiliated subsidiaries filed for U.S. bankruptcy protection. In December 2002 the restructuring plan was confirmed by the bankruptcy court and the Global Crossing expects to emerge from bankruptcy protection as a reorganized company in the first half of 2003. Global Crossing has continued to maintain service on the trans-Atlantic ring on which we have acquired IRU capacity and we have not experienced degradation of service or performance since the bankruptcy announcement. If service on our trans-Atlantic IRU is interrupted or terminated because of the current or future financial difficulties of Global Crossing, peering and transit relationships we have in place from our pan-European backbone network will provide contingency and quality backup capabilities for our Internet traffic to reach U.S. destinations. However, if we are required to rely on these peering and transit relationship for all our trans-Atlantic traffic, we may incur additional costs and experience a lesser quality of service in reaching non-European destinations. There can be no assurances that Global Crossing will continue to provide service on the cable on which we acquired trans-Atlantic capacity. If this service becomes unavailable to us, and if we do not successfully acquire alternative service of materially similar capacity and quality, our ability to provide quality levels of IP service will be adversely impacted.

        The second ring of our backbone provides pan-European capacity with network nodes in seven European cities. We currently have network nodes in London, Frankfurt, Amsterdam, Paris, Geneva, Milan and Madrid. The pan-European ring is provided under a 20-year IRU from Crisscross Communications Limited that expires in July 2019. This ring was originally acquired from iaxis Ltd. in 1999. In September 2000, iaxis filed for insolvency in the United Kingdom. In September 2001, we entered into a replacement agreement with a European subsidiary of Dynegy Inc. at no further cost to VIA after Dynegy acquired the business of iaxis out of the insolvency proceedings. In January 2003, Dynegy announced the sale of their European network and operations to an affiliate of Klesch & Company, a London-based private equity firm specializing in European restructurings. The affiliate, Crisscross Communications (Cayman Islands) Ltd, now owns the shares of Crisscross Communications Limited of the United Kingdom. Crisscross Communications Limited, formerly known as Dynegy United Kingdom Communications Limited, continues to provide the services pursuant to the September 2001 agreement entered into with Dynegy. We have experienced no degradation in service levels or performance since this announcement. There can be no assurances that Crisscross Communications Ltd. will continue to provide service on the cable on which we acquired European capacity. If this service becomes unavailable to us, and if we do not successfully acquire alternative service of materially similar capacity and quality, our ability to provide quality levels of IP service will be adversely impacted.

        The local networks of our European operations are connected to our international network via redundant traditional local area and wide area networks or high-capacity fiber and co-location of routers. Where co-location is not an option, our local operations access our international network through high-speed data communications facilities. Our network operations centers provide network monitoring 24 hours per day, 365 days per year and our technical and customer support staff provide individualized support for our customers' business-critical Internet solutions.

        VIA's network connects to Tier 1 Internet transit providers and major public peering locations in New York, London, Frankfurt, Amsterdam, Milan and Madrid, where we have co-located routers. A substantial number of our operating companies have established peering relationships with other local or regional Internet services providers. In peering relationships, Internet services providers agree to carry each other's traffic on their networks to improve performance and reduce congestion and costs. We establish on an ongoing basis additional peering relationships with international Internet services providers. Peering relationships can take the form of either public peering or private peering. Public peering takes place at a physical location, usually a network access point, designed for the exchange of Internet traffic between private Internet services providers. Private peering involves an agreement between two Internet service providers allowing traffic to pass between each other's networks at private connection points without having to traverse the public Internet and public peering points. We supplement the peering arrangements with transit services for which we pay compensation to certain providers.

Our Operations

        During 2002, we sold our operations in Argentina, Austria, Brazil, Ireland and Mexico. The operations in Argentina, Austria and Ireland are accounted for as discontinued operations and have been excluded from the revenues from continuing operations. (See Note 2 to the consolidated financial statements for further information.) Due to the structure of the sales agreements for Brazil and Mexico, these operations have not met the requirements to be accounted for as a discontinued operation. Therefore, the results of operations for Brazil and Mexico are included in the continuing operations of VIA. (See Note 3 to the consolidated financial statements for further information.) The following table summarizes our continuing operations in Europe and the Americas by country and revenue contribution from continuing operations. As of December 31, 2002 we owned 100% of all our operations.

VIA Operations

Country	Percentages of Total Revenue from continuing operations for the Year Ended December 31, 2002	Percentages of Total Revenue from continuing operations for the Year Ended December 31, 2001	Percentages of Total Revenue from continuing operations for the Year Ended December 31, 2000
Brazil	2%	4%	4%
France	10%	11%	9%
Germany	14%	15%	15%
Italy	2%	2%	<1%
Mexico	8%	16%	14%
The Netherlands	9%	8%	6%
Portugal	6%	3%	2%
Spain	2%	2%	2%
Switzerland	10%	4%	3%
United Kingdom	32%	30%	44%
United States	5%	5%	1%

        Additional financial information about our market segments appears in the table labeled "Reportable Segment Financial Information" in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" and is incorporated herein by reference. Our headquarters is currently located in the greater London area of the United Kingdom.

Our Employees

        At March 1, 2003, we employed 559 people on a full-time equivalent basis. 52 employees were on our headquarters staff and 507 were located in our local operations. Of our total employees, 146 were involved in sales and marketing, 105 were employed in customer care, 161 were involved in technical and engineering functions and the remaining 147 were devoted to finance, legal, strategic planning and other administrative functions. Some of our operating companies are parties to collective bargaining agreements. We believe that we have satisfactory relations with our employees and continue to work to better such relations.

Legal and Regulatory Issues

General

Intellectual Property and Proprietary Rights

        We rely on trademark and copyright law, laws restricting unfair trade practices, laws relating to trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. The applicability and enforceability of legal principles concerning intellectual property rights in an Internet context continues to evolve as the courts and legislatures in each country continue to address the issues. All of the countries in which we operate are signatories to international treaties relating to the protection of intellectual property. Nonetheless, in many of these countries, the courts have not had the opportunity to address the legal issues within the Internet context to the same degree as United States courts. It is therefore uncertain whether the intellectual property of our non-U.S. operations will be subject to a lesser or different degree of protection than generally afforded in the United States.

        In Europe and in the United States, we pursue the registration of trademarks for marks that we believe are particularly unique and that will be used in our business over a long period of time. In the United States, we have applied for registration of the mark consisting of our logo and the name "VIA NET.WORKS" and variations of this mark. The mark has been approved by the U.S. Patent and Trademark Office and a notice of allowance has been issued. We are currently establishing that the mark has been used in commerce so that the registration can be finalized. In the European Union, we have applied for community trademark registration for our logo as a mark together with the name "VIA NET.WORKS." In Portugal, we have applied for registration of some marks because registration is required as a condition to obtaining the right to use specified domain names. We hold trademarks and registrations for other marks in some other countries as well.

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

        We actively seek to protect our marks against similar and confusing marks of third parties by using our local law firms and management teams to identify applications to register trademarks, filing oppositions to third parties' applications for trademarks and if necessary, bringing lawsuits against infringing parties. We also continue to assess the strength of our marks and brands as a part of our overall marketing strategy.

Regulatory Matters

        No uniform body of law specific to the regulation of Internet services or Internet services providers exists in Europe or the United States. However, many local laws, which are not specific to Internet services and uses of the Internet, apply to the provision of our services generally. The enforcement of these laws may fall within the powers and duties of a number of regulatory bodies. As a new and important medium for communication and business transactions, the Internet is undergoing considerable legal and regulatory scrutiny worldwide. New laws and regulations regarding the Internet have been proposed or are currently being considered in many countries in which we operate, covering issues such as user privacy and information security, wire tapping, obscenity and child protection, defamation, taxation, and intellectual property rights. At the same time, the application of existing laws to communications and the transaction of business through the Internet are being clarified and refined. We cannot predict what impact future judicial, legislative or regulatory changes will have on the industry in general or our operating results specifically, or whether local regulatory bodies will question our compliance with applicable regulations.

        For example, due to the global nature of the Internet, it is possible that, although the equipment and software used to provide our services is based in Europe and the United States and the transmission of content through the Internet by us and our users would originate primarily in these regions, the governments of countries in other regions might attempt to regulate the content contained in or transmitted using our services or prosecute us for violations of their laws. As content produced by our users or us is available over the Internet in countries all around the world, these countries may also claim that we are required to qualify to do business in their jurisdictions. Any application of existing laws and regulations from jurisdictions in which we currently do not conduct business, or the application of existing laws and regulations to the Internet and other on-line services, could have a material adverse effect on our business, results of operations and financial condition.

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

European Union

Overview

        All of our European operations, except our Swiss operations, are located in member countries of the European Union. Within the European Union, the European Commission, in co-ordination with the Council of Ministers and the European Parliament, can enact legislation by way of "decisions" or "regulations" that are enforceable directly in each of the member states. More commonly, it adopts "directives" that require member states to enact laws within their own countries by implementing the principles and rules established in the directive. Although the directives' legal mandates are binding on member states, member states have discretion as to the method of implementation. As a result, the European regulatory environment is characterized by differing and sometimes conflicting rules and regulations at the local level regarding licensing, electronic commerce, data protection and other areas. The European Union and its member states are, however, working on reaching greater harmonization of these rules across the member states. These proposals led to the adoption of a new package of five telecommunications directives on February 14, 2002, or the Telecom Directives. This was a major overhaul of the regulatory framework for communications networks services and replaced existing communications regulatory framework with less detailed rules aligned more closely to general competition law. All E.U. states are required to implement the Telecom Directives by July 25, 2003. It is unlikely to have an immediate impact on our business, but, in the long run, should lead to a reduction in the regulatory rules that affect us and more generally should lead to greater competition in the market. Therefore, we expect that the new package should reduce our costs of regulatory compliance.

Data Protection

        In October 1995, the European Union adopted the "directive on the protection of individuals with regard to the processing of personal data and the free movement of such data." This directive imposes restrictions on the collection, use and processing of personal data. Under the directive, European Union citizens are guaranteed rights, including the right to access their personal data, the right to know the origin of the data, the right to have incorrect data corrected, the right to recourse in the event of unlawful processing and the right to withhold permission to use their data for direct marketing. Member states of the European Union were required to implement the directive into national laws by October 24, 1998. All countries in which we operate within the European Union have enacted the directive other than France, which has draft implementing legislation before its legislature. However, France has existing laws that deal with the protection of personal information.

        The data protection directive affects companies like us that collect information from individuals in European Union member states. In particular, companies with facilities located in member states or that have equipment in member states for the purpose of processing data will not be allowed to send personal information to countries outside of the European Union that do not maintain adequate standards of privacy and data protection. The directive does not define what standards of privacy are "adequate." Historically, the United States government and the European Commission have engaged in discussions as to whether the U.S. self-regulatory approach provides adequate protection. Based on negotiations concluded in 2000, the European Commission determined that the self-regulatory arrangement established by the U.S. Department of Commerce known as the "safe-harbor principles" provided "adequate protection," but only for data transferred to those companies that voluntarily agree to adhere to those principles. The Commission has made similar adequacy decisions regarding transfers to Switzerland.

        U.S. companies have been able to register for this safe harbor since November 2000. By the end of 2002, approximately 300 U.S. organizations (14 telecommunication service providers) had registered for adherence to the safe harbor principles. VIA has not yet adopted the safe harbor principles. However, like many other U.S. based organizations, VIA has chosen to provide adequate safeguards in various other manners, including the use of contractual relationships in which consent to use data is obtained. We will continue to review our data protection obligations, specifically with respect to our plan to outsource certain network, IT, finance and administration functions outside of the European Union. The data protection directive was supplemented by a further and sector specific "Telecommunications Data Protection Directive." This directive sets out the rules governing the protection of confidentiality of electronic communications and requires national authorities to set up a framework of rules governing lawful interception of such communications. All member states were required to implement this directive into national law by October 24, 2000. However, the "Telecommunications Data Protection Directive" is to be replaced later this year by the newly enacted "Privacy and Electronic Communications Directive" concerning the processing of personal data and the protection of privacy in the electronic communications sector. This Directive, due to be implemented by member states by October 31, 2003, contains provisions concerning security and confidentiality of electronic communications, use of traffic data and location data, unsolicited commercial communications (including spam), itemized billing, calling and connected line identification, call forwarding and directories of subscribers. In particular, providers of publicly available electronic communications services will be required to take at their own cost appropriate technical and organizational measures to safeguard security of their services ensuring a level of security appropriate to the risk presented, having regard to the state of the art and the cost of their implementation (including appropriate and immediate measures to remedy any new, unforeseen security risks and restore the normal security level of the service), and inform the subscribers of a particular risk of a breach of the network security, if any, and, where the risk lies outside the scope of the measures to be taken by the service provider, of any possible remedies (e.g., firewall, encryption), including an indication of the likely costs involved. We will continue to closely monitor the member states' enactment of the Directive.

Content Regulation and Liability

        On June 8, 2000, the European Parliament and Council adopted the Electronic Commerce Directive. Member states were required to implement the directive by January 17, 2002. The Commission has recently made clear its concerns that most member states have yet to implement this directive properly. This has led to legislative schemes in the U.K., Germany and elsewhere. The Directive provides that an Internet services provider will not be liable for information it hosts unless the provider has actual knowledge that the information or activity is illegal, or is aware of facts or circumstances from which the illegal information or activity is apparent, so long as the Internet services provider acts promptly to remove or disable access to the information upon becoming aware that it is illegal. In addition, an Internet services provider providing access to communication networks or transmitting over communication networks information that is provided by its customers will not be liable for that information provided that the Internet services provider does not initiate the transmission, select the recipient of the transmission or select or modify the transmitted information. According to the Directive, subject to certain conditions, Internet service providers will also not be held liable for the automatic, intermediate and temporary storage of that information, also known as caching, performed for the sole purpose of making the transmission of the information to other service recipients more efficient. The Directive provides that member states shall not impose a general obligation on the above-mentioned providers to (a) monitor the information that they transmit or store or (b) seek facts or circumstances indicating illegal activity. However, member states may establish monitoring obligations in certain specific cases as well as require that hosting providers apply duties of care, which can reasonably be expected from them in order to detect and prevent certain types of illegal activities. Because this area of law is still developing and because implementation in member states has to date been sporadic, there is uncertainty in some of our operating markets about the potential liability of providers for content carried on their networks. We expect this uncertainty to diminish as the directive is fully implemented in member states and the operation of the new rules at national level is clarified.

Access to Content

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

        In the United Kingdom, the Regulation of Investigatory Powers Act, or RIPA, came into force in October 2000. RIPA extended existing interception law to encompass all communications service providers (including Internet service providers). The law permits the United Kingdom Secretary of State to require a communication service provider to maintain a reasonable intercept capability. There was an extensive dialogue between the Government and industry representatives over its implementation and over the question of who should bear the costs of implementing and maintaining the equipment needed for such interception capability. The government then set aside £20 million for the first three years to provide a "fair contribution to these costs." However, the government has been reluctant to provide further assistance for ongoing maintenance costs.

        In France, pursuant to Law n° 2001-1062 and Law n° 86-1067, telecommunications operators, Internet access providers and hosting service providers have an obligation to retain certain technical information for the purpose of communication of such data to judicial authorities, at the request of the latter, in connection with the investigation and prosecution of criminal offences. The exact categories of retained technical data and duration of its retention will be specified in a future decree.

Licensing Requirements

        In the United Kingdom, the Telecommunications Act 1984 provides that it is a criminal offense to run a telecommunications system without a license. Licenses take two forms—Class and Individual licenses. Internet services providers are permitted to provide services within the United Kingdom and acquire international capacity from other carriers under Telecommunications Services Class Licenses and are generally not required to hold individual licenses under the Telecommunications Act. However, we own and operate our own network facilities in the United Kingdom connecting our trans-Atlantic backbone to connection points in the city of London. Accordingly, we have acquired an individual public telecommunications operator license issued under the Telecommunications Act 1984 which permits us to carry international traffic across international network facilities that we own. In connection with this license, we were placed on Annex 2 of the Interconnection Directive by the United Kingdom regulator, OFTEL, which permits us to negotiate for direct interconnection with British Telecom and other licensed network operators in the United Kingdom. Our license also imposes conditions on us, including the obligation to provide, at our cost, the technical means for authorized government agencies to intercept communications traffic on our network within the United Kingdom. These obligations will cease in their present form with the implementation of the Telecom Directives on July 25, 2003. There will likely be an interim period during which regulations will implement the Telecom Directives in the United Kingdom under the currently proposed by the Communications Bill. Licensing requirements will be replaced in the United Kingdom and in the E.U. with the new Authorization Directive (which forms part of the new package of directives.) These will, broadly, require us (and all other industry players) to comply with a set of authorization rules, amplified by guidelines. There will be no need to obtain a license, although some reporting will be required, for example on revenue and other figures. Payments for a license will be replaced by an administrative charge related to turnover, the specific details of the authorization rules are yet to be agreed.

        The Communications Bill proposes a uniform regulatory system for all communications markets in the United Kingdom. The system will be administered by a newly established United Kingdom Office of Communications (OFCOM), which is expected to begin operation in the autumn of 2003. It will also take over responsibility for competition investigations in the communications sector. Interception and related issues will remain under direct government control through the United Kingdom Home Office. The rules established under the Regulation of Investigatory Powers Act and the Anti-terrorism Crime and Security Act will continue to apply. If we were to fail to continue to satisfy in any material respect the conditions on which we hold our license before July 25, 2003 or, after that date, the requirements of any authorization, we would not be permitted to operate our trans-Atlantic 155 Mbps network within the United Kingdom, which would have a materially adverse effect on our operations.

United States

Content Regulation and Liability

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

Data Protection and Privacy

        The United States, unlike the European Union, has not enacted comprehensive legislation protecting the transfer and processing of personal information of individuals. Congress has taken a piecemeal approach by adopting sector-specific legislation, for example, in the protection of personal medical and health information and banking and financial information. With respect to other personal information, United States governmental authorities have generally encouraged industry self-regulation, although the public's rising focus on data privacy in the United States has led some in Congress to indicate their intent to pursue legislative action to regulate the collection of personal information over the Internet. The Federal Trade Commission is no longer recommending legislative action contrary to its previous position. Numerous states' legislatures currently are considering bills relating to the rights of consumers to the privacy of their personal information. The enactment of any such laws could increase the cost of providing the type of services we offer in the United States and impede the growth of such services and others that we may seek to offer in the future. However, because we currently generate only a small percentage of our revenues from activities in the United States, we do not anticipate the enactment of any privacy legislation or other legislation enacted in the United States would have a material adverse effect on our operations.

Restrictions on the Import and Export of Encrypted Material or Encryption Software

        None of the countries in which we do business other than France imposes any material restrictions on the import of cryptography. In France, the import of cryptography devices is subject to prior declaration requirements by the importer and, depending on the strength of the encryption, prior authorization by the French government. However, all of the other countries in which we operate do maintain export controls to some degree on encryption software and devices. The United States, Switzerland and the European Union member countries restrict the export of technology that could be used for both commercial and military purposes. These restrictions extend to encryption hardware and software, including World Wide Web browsers, email applications and ecommerce servers. However, the United States and the European Union have both recently adopted regulations permitting the export of most encryption products under licensing exceptions.

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

Risk Factors

        Statements in this Form 10-K that are not historical facts are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). Forward-looking statements include, but by way of example only, statements regarding the Company's Strategic Plan, and projections regarding financial impacts of planned organizational re-alignment, outsourcing projects, new product roll-out and cost reductions in general. These statements, when made, are intended to reflect VIA management's then current views with respect to future events and expectations and are subject to a number of risks, assumptions and uncertainties, including those discussed below, which could cause our actual results to differ materially from those projected in such statements.

WE HAVE A HISTORY OF NEGATIVE CASH FLOW AND WE MAY NEVER ACHIEVE POSITIVE CASH FLOW.

        For the year ended December 31, 2002, we had a net loss from continuing operations of $43.2 million. In order to provide continuing global support to our operations, enable them to deliver quality customer service, and in order to develop an adequate financial reporting infrastructure, we will continue to make significant ongoing expenditures for systems and staff. If we are unable to increase our revenue or scale down our costs and investment expenditures, we will continue to experience negative cash flow.

WE ARE IMPLEMENTING A NEW BUSINESS PLAN, WHICH MAY NOT BE SUCCESSFUL.

        We have begun several significant and new business initiatives in 2003 as a part of our Strategic Plan to improve operational effectiveness, reduce costs and promote growth. This plan may not be successful and may cause the Company to incur additional costs. Our Strategic Plan builds on the progress we made in 2002 during which we focused heavily on reducing costs, rationalizing our operations and generally stabilizing the financial condition of the Company. Hence, in 2002 we significantly reduced headcount, implemented strong spending controls, sold our operations in Mexico, Argentina, Brazil, Austria and Ireland and closed our office in Belgium. Our Strategic Plan continues the focus of 2002 to returning to a path towards profitability but now calls for organizational-wide change. The planned changes, objectives and the risks associated with those objectives are noted below:

  •
  We are reorganizing our operations along functional lines away from the previous country orientation and focus. We believe that this functional re-alignment will in the long term enable VIA to permit the more efficient sharing of best practices and the use of common platforms throughout the enterprise as well as reduce our overall operating costs. The reorganization will also permit VIA to take better advantage of cross-border sales and marketing opportunities in our selected markets. However, this reorganization of our operations to a functional matrix organization may increase costs in the near term. We may incur additional costs as functional teams across all the countries may require increased travel to coordinate their efforts and share core values. We will also incur significant one-time severance payments as we pursue our plan to streamline the organization. We plan to engage in further significant headcount reductions in 2003, which may result in employment-related litigation claims and related increased costs. These additional costs may materially affect our operating results. In addition, the reorganization efforts may create significant distraction for our executive team, which may negatively affect our operating results.

  •
  We are assessing the outsourcing of certain network, IT, finance and administration systems and processes. While our goal in these actions would be to reduce costs, create organizational efficiencies, enhance the standardization of processes and improve internal controls, we may experience differing outcomes. We cannot be assured that the outsourcing provider will be able to deliver the desired results. Our outsourcing providers' systems may not prove to provide the level of service and functionality that we anticipated and may have unanticipated and substantial technological or operational weaknesses. Our use of outsource providers for certain key operational functions will require us to rely on the contractual relationships we maintain with the third party providers and we will not be able to control directly the quality of service or level of cooperation we receive in connection with these functions. As a result, we may lose a certain degree of day-to-day control over these functions and we will be dependant on the continued adherence to contractual service descriptions and service level agreements. We may experience disputes with outsourcing providers to secure our rights or address service issues. Any one or more of these issues may affect negatively our ability to deliver quality service to our customers or deliver accurate financial reporting on our operations and may increase our costs, which will negatively affect our results of operations.

  •
  Our product development plans call for the introduction of more sophisticated products and services such as IP VPN service as well as products that will add to our ability of providing a single-source communications solution to our customers, such as voice service. We intend to rollout these new products and services by partnering with technology vendors and other third party providers. The development and rollout of these new products and services will depend on our ability to identify vendors and providers who can provide a quality and dependable service and successfully negotiate agreements with these vendors and providers that enable VIA to deliver the products and services profitability to our customers. Our new product development plan will also depend on our ability to integrate the sale, provisioning and billing of the new products and services into our sales force training and into our systems and processes.

  •
  We are pursuing a strategy of channeling our base products such as access and shared web-hosting to our indirect channels, enabling our sales force to focus on selling the more sophisticated, higher margin, value-added services we offer and plan to offer. In order to address this strategy, we must upgrade our direct sales force through the hiring of new sales professionals, talent development and training programs and the resetting of compensation plans. The termination of sales staff, efforts to recruit new sales professionals and the training of our sales force may distract us from generating or impair our ability to generate new revenues. As a result, our operating results may suffer. As we reorganize our sales force to meet the requirements of the new sales model, we may experience higher turnover and the loss of more key salespersons than anticipated. If this occurs, our operating results will suffer.

  •
  While our management is focused on implementing our new business plan, technological evolution will continue. If we do not keep pace with these changes, we may fail to attract and retain customers, which would reduce our revenues. The Internet services market has been characterized by changing customer needs, frequent new service and product introductions, evolving industry standards and rapidly changing technology. Our success will depend, in part, on our ability to recognize and respond to these changes in a timely and cost-effective manner.

THE RESTRUCTURING OF OUR ORGANIZATION MAY RESULT IN AN INABILITY TO RETAIN KEY PERSONNEL.

        As a part of our Strategic Plan, we plan to shift from our current geographical focused organization to a functional matrix organization. The implementation of our plan may result in greater organizational uncertainty, low morale and a resulting higher than anticipated turnover of staff. The announcement of this re-orientation of the organization has led and may continue to lead to the departure of key employees. The loss of key employees may result in the loss of institutional knowledge and experience that could be difficult to replace. If we are unable to find suitable replacements for any one or more of these key employees, our ability to execute on our Strategic Plan may be negatively impacted.

WE MAY NOT REALIZE THE ANTICIPATED FINANCIAL OR COMMERCIAL BENEFITS AND MAY SUFFER MATERIAL LOSS AS A RESULT OF OUR DECISION TO OUTSOURCE CERTAIN SYSTEMS AND PROCESSES RELATED TO FINANCE AND ADMINISTRATION FUNCTIONS.

        We have experienced operational difficulties in the past in our efforts to upgrade or deploy new back office systems. Our decision to outsource certain finance and administration systems and processes may result in unanticipated difficulties. We have experienced customer and billing data integrity issues in the past; we have developed both automated and manual additional processes and controls to address these issues and reduce the possibility of future data integrity problems. However, the process of transitioning our control over these functions may result in the loss of data or new data integrity issues associated with transferring data to third-party providers systems. Establishing proper systems and system interfaces to enable a successful transition to the shared service center may prove time consuming and require additional costs. We believe we have taken into consideration all costs associated with outsourcing; however, we cannot be assured that we have accounted for all hidden costs, transition costs and management costs; this may all lead to increased costs of services rather than a reduction in the costs of services.

        Our outsourcing providers will provide their own personnel to manage our services. This will result in a reduction of our own organizational competencies, specifically certain IT expertise and finance functions. Our ability to maintain an alignment between the outsourced IT and finance functions with our strategy as that may change from time to time might also be reduced. If this occurs, we will be less able to successfully serve our customers and compete effectively in our market space.

        Unanticipated degradation of service quality and increased overall service costs are two major issues relating to outsourcing. We may experience a degradation of service levels such as poor response time, poor turnaround time or a failure to maintain software and system upgrades. We may discover that vendor applications do not meet our requirements and vendor personnel may fail to provide quality service due to low compensation schemes and a lack of a direct interest in our success. As a consequence of service degradation, our overall service costs may rise. Any such degradation of service may lead to a deterioration of our relationship with the vendor, which could distract our senior management, increase our costs and impact our operations.

        In the event we experience service degradation we may wish to repatriate the outsourced services or terminate our relationship with the provider and procure a different provider. As the number of providers is limited, it may be difficult or even impossible to transfer to another provider. Further, because our outsourcing plans call for a significant reduction in staff we may lack the ability in the short term to repatriate the services. This may create a situation where we are in essence locked-into an ailing relationship with the outsourcing provider. Contractual difficulties may also impede our ability to terminate the outsourcing relationship. This may lead to disputes and litigation, which will be costly and will distract our management team.

OUTSOURCING AND OTHER COST CUTTING MEASURES MAY IMPACT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES AND CUSTOMERS.

        We have and will continue to take steps to reduce our costs, including the outsourcing of certain network, IT and finance and administration functions. We reduced our combined employee count to 584 by December 31, 2002 and will further reduce staff as a result of outsourcing and the functional re-alignment of our organization. These measures may impair our ability to attract and retain key employees. As a result of staff reduction, we may lose valuable institutional knowledge and thereby have internal and outsourced staff that are less experienced and attuned to our business. As we continue these cost cutting measures, we may also impair our ability to provide quality service, attract new customers and implement integrated operating, administrative and financial controls.

IF DEMAND FOR INTERNET SERVICES IN OUR MARKETS DOES NOT GROW AS WE EXPECT, OUR ABILITY TO GROW OUR REVENUES WILL BE NEGATIVELY AFFECTED.

        Compared to the U.S., Internet use in our markets is relatively low. Moreover, we are focusing our sales and marketing efforts on the more sophisticated value-added services. If the market for our current and planned Internet services fails to develop, or develops more slowly than expected, we may not be able to increase our revenues at the rate we have projected. Obstacles to the development of Internet services in our markets include:

  •
  concern by customers of economic viability of service providers and the Internet industry in general,

  •
  failure of regulators to take adequate steps to prevent incumbent telecommunications providers from abusing their economic power,

  •
  low rates of personal computer ownership and usage,

  •
  lack of developed infrastructure to support Internet access and applications,

  •
  limited access to Internet services.

        In particular, we depend on increasing demand for Internet services by small to mid-sized businesses in our markets. Demand for Internet services by these businesses will depend partly on the degree to which these businesses' customers and suppliers adopt the Internet as a means of doing business, and partly to the extent by which these businesses adopt Internet technologies to deal with internal business processes, such as internal communications. Demand will also depend on whether there is a continuing economic downturn in these markets, which may result in a cutback of expenditures for the services we offer. Furthermore, as competitive pressures drive down customer prices for Internet access in many of our markets, we depend increasingly in such markets on our ability to sell to our customers higher margin, value added services such as security services, web hosting, and ecommerce solutions. Due to an increasing number of business failures in the Internet services industry in our core markets, an increase in customer reluctance to rely on third party service providers in the Internet services industry for critical business functions may also reduce our revenue growth and increase our cost of sales by lengthening sales cycles.

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

SOME COMPANIES WITH WHICH WE DO BUSINESS MAY HAVE FINANCIAL DIFFICULTIES THAT WOULD PREVENT THEM FROM PROVIDING THE SERVICES THEY HAVE AGREED TO PROVIDE US.

        In January 2002, Global Crossing and certain other affiliated subsidiaries filed for U.S. bankruptcy protection and in August, Singapore Technologies Telemedia Pte. Ltd. and Hutchison Whampoa Ltd. entered into an agreement to have a controlling interest of Global Crossing, a transaction that is currently undergoing U.S. regulatory review. In December 2002, the Global Crossing restructuring plan was confirmed by the bankruptcy court and the company expects to emerge from bankruptcy protection as a reorganized Company in the first half of 2003. Global Crossing has continued to maintain service on the trans-Atlantic rings on which we have acquired IRU capacity and we have not experienced degradation of service or performance since the bankruptcy announcement. Global Crossing has publicly stated its intention to continue most or all of its network services upon reorganization; however, in light of the pending acquisition there is no guarantee that the new owners will honor Global Crossing's representations. If service on our trans-Atlantic IRU is interrupted or terminated because of current or future financial difficulties or decisions made in the course of the bankruptcy proceedings of Global Crossing, peering and transit relationships we have in place from our pan-European backbone network will provide contingency and quality backup capabilities for our Internet traffic to reach U.S. destinations. However, if we are required to rely on these peering and transit relationship for all of our trans-Atlantic traffic, we may incur additional costs and experience a lesser quality of service in reaching non-European destinations. There can be no assurances that Global Crossing will continue to provide service on the facilities on which we acquired trans-Atlantic capacity, and in such an event, our ability to provide quality levels of IP service may be impacted.

OUR BRAND NAMES AND TRADEMARKS ARE DIFFICULT TO PROTECT.

        We are aware of other companies using or claiming to have rights to use trademarks that are similar to our marks and variations of those marks, including the VIA NET.WORKS mark. We have received from time to time demands from third parties to cease and desist using one or more of our trademarks. The users of these or similar marks may be found to have senior rights if they were ever to assert a claim against us for trademark infringement. If an infringement suit were instituted against us, even if groundless, it could result in substantial litigation expenses in defending the suit. We are currently engaged in litigation with a third party in Portugal, who claims that the corporate name and trademark used in Portugal infringes upon their mark and corporate name. If this suit were to be successful, we could be forced to cease using the mark or corporate name and perhaps pay damages. Moreover, if we are forced to stop using any of our trademarks, we may have to expend significant resources to establish new brands and our operating results may be materially impacted.

        In the second and third quarters of 2002, we sold our operations in Austria, Argentina, Brazil, Ireland and Mexico. As a part of the sale transactions, we gave certain non-exclusive licenses to use our brand names and trademarks for a defined period of time. Because we no longer have direct control or ownership over these sold operations, we have no assurance that our license agreements will be respected. One or more of the sold operations could use our brand or trademark in a manner that is inconsistent with the license agreement, thus damaging our brand, trademark or reputation in the market. We may be forced to protect our brand or trademark via litigation, which would increase our costs and detract company resources. We may also incur additional costs to repair the strength or integrity of our brand, trademark or reputation in the market as a result of any serious breach of our existing license agreements.

WE HAVE BEEN NAMED AS A DEFENDANT IN A SECURITIES CLASS ACTION LAWSUIT, WHICH COULD DISTRACT OUR MANAGEMENT AND IMPACT OUR CASH POSITION.

        On November 5, 2001, we were named as a defendant in a class action lawsuit in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering ("IPO") and certain of our officers, under the title O'Leary v. Via Net.works [sic] et al [01-CV-9720] (the "Complaint"). An amended complaint was filed in April 2002. The Complaint alleges that the prospectus we filed with our registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices ("Tie-in Arrangements"), thereby artificially inflating the Company's stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the "IPO Litigation").

        On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002 the Company, along with other non-underwriter defendants in the coordinated cases also moved to dismiss the litigation. On February 19, 2003, the court ruled on the motions. The Court granted the Company's motion to dismiss the claims against it under Rule 10b-5 for lack of the required specificity, yet granted plaintiffs leave to replead their Rule 10b-5 claims. Plaintiffs have informed our counsel of their intent to replead these claims against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. The individual defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

        The defense of this action may distract our senior management from the normal operation of business and may cause us to incur substantial defense costs. We continue to believe the court will find no wrongdoing on the part of VIA or our officers; however, if we are determined to be liable or if we conclude that a settlement is in our best interests, we may incur substantial costs.

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE U.S. DOLLAR AND THE VARIOUS CURRENCIES IN WHICH WE CONDUCT BUSINESS MAY AFFECT OUR OPERATING RESULTS.

        We record the revenues and expenses of our local operations in their home currencies and translate these amounts into U.S. dollars for purposes of reporting our consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our revenues, expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. For example, if the average value of the Euro decreases in relation to the U.S dollar during a quarterly period as compared to the prior period, each Euro will convert to fewer U.S dollars during that quarterly period than the prior period and we will report lower revenue growth than what would have been calculated in local currencies for that period. In addition, we hold foreign currency balances that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. In projecting future operating results, we make certain assumptions about the fluctuation of the home currencies of our operations. If these assumptions turn out to be materially inaccurate, our actual operating results may be materially different from our projections.

REGULATORY AND ECONOMIC CONDITIONS OF THE COUNTRIES WHERE OUR OPERATING COMPANIES ARE LOCATED ARE UNCERTAIN AND MAY DECREASE DEMAND FOR OUR SERVICES, INCREASE OUR COST OF DOING BUSINESS OR OTHERWISE REDUCE OUR BUSINESS PROSPECTS.

        Our operating companies are located in countries with rapidly changing regulatory and economic conditions that may affect the Internet services industry. Any new law or regulation pertaining to the Internet or telecommunications, or the application or interpretation of existing laws, could decrease demand for our services, increase our costs, or otherwise reduce our profitability or business prospects. Specific examples of the types of laws or regulations that could adversely affect us include laws that

  •
  impose taxes on transactions made over the Internet,

  •
  impose telecommunications access fees on Internet services providers,

  •
  directly or indirectly affect telecommunications costs generally or the costs of Internet telecommunications specifically,

  •
  prohibit the transmission over the Internet of various types of information and content,

  •
  impose requirements on Internet services providers to protect Internet users' privacy, monitor content, or to permit government interception of data traffic and

  •
  increase the likelihood or scope of competition from telecommunications or cable companies.

        For example, a number of European countries have enacted legislation that requires Internet services providers to establish technical means to permit national authorities to intercept data traffic of identified customers. The application of these laws to Internet services providers has been subject to significant opposition from Internet services providers industry groups in Germany, the U.K. and the Netherlands, among others, because of the substantial cost service providers would incur in order to comply with the law. Ultimately, these requirements may impose significant costs on our European operations in these countries, which would negatively impact our operating results. These laws could require us to incur costs to comply with them or to incur new liability. They could also increase our competition or change our competitive environment so that customer demand for our products and services is affected.

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

WE MAY BE LIABLE FOR INFORMATION DISSEMINATED OVER OUR NETWORK.

        We may face liability for information carried on or disseminated through our network. Alternatively, we may incur costs associated with efforts to prevent access to certain information from our network as required by governmental authorities. Some types of laws that may result in our liability for information disseminated over our network include:

  •
  laws designed to protect intellectual property, including trademark and copyright laws,

  •
  laws relating to publicity and privacy rights and laws prohibiting defamation,

  •
  laws restricting the collection, use and processing of personal data and

  •
  laws prohibiting the sale, dissemination or possession of offensive or pornographic material.

        The laws governing these matters vary from jurisdiction to jurisdiction.

WE CANNOT ASSURE YOU OF THE CONTINUED LISTING OF OUR COMMON STOCK ON THE NASDAQ SMALLCAP MARKET.

        On March 21, 2002, we received a letter from The Nasdaq Stock Market, Inc. indicating that our common stock had failed to meet Nasdaq's continued listing requirement that the common stock trade above $1.00 per share because it traded below $1.00 per share for the preceding 30 consecutive trading days. Nasdaq informed us that, if the bid price of shares of our common stock did not close at or above $1.00 for at least 10 consecutive trading days prior to June 19, 2002, we would be notified that our common stock would be delisted from the Nasdaq National Market. Nasdaq also notified us that we could apply to list our common stock on the Nasdaq SmallCap Market, on which we would be afforded up to an additional 270 days to regain compliance with Nasdaq's minimum bid price and other continued listing requirements.

        On June 18, 2002, the Company applied to transfer listing of its common stock to the Nasdaq SmallCap Market. On June 25, 2002, Nasdaq notified the Company that its application to transfer from the National Market to the SmallCap Market was approved and effective at the opening of the market on June 27, 2002. On September 18, 2002, Nasdaq notified us that we had been provided an additional 180 days, until March 17, 2003 to regain compliance by meeting all continued listing standards.

        On March 7, 2003, Nasdaq filed with the Securities and Exchange Commission a proposed rule changes that would, among other things, extend until December 31, 2004 its pilot program relating to compliance periods for bid price criteria for all Nasdaq National Market and Nasdaq SmallCap Market issuers. Nasdaq designated the proposed rule as "non-controversial" under SEC rules, which renders the rule effective immediately upon filing. The proposal would allow Nasdaq SmallCap issuers who demonstrate compliance with the three core SmallCap initial listing criteria, to benefit from an extended compliance grace period in order to satisfy the minimum bid price requirements. The bid price grace period would be immediately extended for an additional 90 days. In a separate rule filing, Nasdaq will propose further extensions to the bid price compliance periods to increase the current 180 day grace period to up to 540 days (approximately 18 months) in total. As of March 17, 2003, VIA's common stock had not traded above the minimum bid price for ten (10) consecutive trading days. On March 18, 2003, we received a letter from the Nasdaq Stock Market indicating that as of March 17, 2003, we had failed to regain compliance with the minimum bid price requirement. Nasdaq noted that VIA met the initial listing requirement for minimum stockholders' equity. It further stated that under the new rule, VIA would be provided 90 days, until June 16, 2003, in order to regain compliance with the minimum bid price requirements.

        In order to maintain its listing on the Nasdaq SmallCap Market, VIA must maintain compliance with the continuing listing standards for the SmallCap Market, which include: minimum stockholders' equity of $2.5 million, a public float of 500,000 shares, market value of publicly held shares of $1 million, at least two market makers and a minimum bid price of at least $1.00 per share. VIA currently meets all of the standards other than the $1.00 per share bid price.

        There can be no assurance that VIA's common stock will come into compliance with Nasdaq's minimum bid price requirement before June 16, 2003. Nor can we assure you that we will be able to maintain compliance with Nasdaq's other requirements for listing on Nasdaq's SmallCap Market. If our common stock is delisted from the Nasdaq SmallCap Market, we could trade on the OTC Bulletin Board, which is substantially less liquid than either the Nasdaq National Market or the SmallCap Market. If VIA's common stock is delisted from the Nasdaq markets, the trading market for our common stock could be disrupted, which could make it difficult for investors to trade in our common stock and may result in a reduction in the market price of shares of our common stock. This lack of liquidity would also make it more difficult for us to raise capital.

REACTION BY INVESTORS OR REGULATORS TO RESTATEMENTS OF OUR FINANCIAL RESULTS MAY ADVERSELY IMPACT OUR REVENUES AND EXPENSES.

        During 2001, we restated our financial results for 2000 and for the first and second quarters of 2001. In August 2002, we restated our financial results for the first quarter of 2002. Adverse investor reaction and inquiries by regulators may divert management's attention from core business needs or strategic opportunities, reduce revenue opportunities or increase costs.

Item 2.    Properties

        We are in the process of closing our prior headquarters located in Reston, Virginia. Our principal executive offices are currently located in leased facilities at St. Giles House 25 Kings Road, Reading RG1 3AR, United Kingdom. This lease expires during the second half of 2003. We are presently seeking new leased space to house our executives and senior staff in offices to be located in the greater London area and in the Amsterdam area, both with close proximity to international airports. Additionally, we lease space in our operating markets for support facilities, local offices, network operations centers, data centers and points of presence. We believe that our present facilities are in good condition and are generally suitable for our business needs.

Item 3.    Legal Proceedings

        On November 5, 2001 a class action lawsuit was filed in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering ("IPO") and certain of our officers, under the title O'Leary v. Via Net.works [sic], et al [01-CV-9720] (the "Complaint"). An amended complaint was filed in April 2002. The Complaint alleges that the prospectus the Company filed with its registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices ("Tie-in Arrangements"), thereby artificially inflating the Company's stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. This Complaint is one of over 300 similar suits filed to date against underwriters, issuers and their officers alleging similar activities, known as "laddering," all of which are included in a single coordinated proceeding in the Southern District of New York, or the IPO Litigation.

        On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002 the Company, along with other non-underwriter defendants in the coordinated cases also moved to dismiss the litigation. On February 19, 2003, the court ruled on the motions. The Court granted the Company's motion to dismiss the claims against it under Rule 10b-5 for lack of the required specificity, yet granted plaintiffs leave to replead their Rule 10b-5 claims. Plaintiffs have informed our counsel of their intent to replead these claims against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. The individual defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. We continue to believe the court will find no wrongdoing on the part of VIA or our former officers. We will continue to vigorously defend against these allegations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        During the three months ended December 31, 2002, we did not submit any matters to a vote of our stockholders.

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

Market for our Common Stock

        On February 11, 2000, VIA completed its initial public offering of shares of common stock, par value $.001 per share. The Company's stock is traded on both the Nasdaq SmallCap Market in the United States and the Euronext Amsterdam exchange under the symbol VNWI. Until June 27, 2002, the Company's stock traded on the Nasdaq National Market under this symbol. See the section entitled "Risk Factors" under Item 1 above for further information with regard to our continued listing on the Nasdaq Smallcap Market. The table below sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market for the periods prior to June 27, 2002, and on the Nasdaq SmallCap Market for the periods on or after June 27, 2002:

	High	Low
2001:
First quarter	$9.19	$2.59
Second quarter	$3.00	$0.96
Third quarter	$1.58	$0.73
Fourth quarter	$1.11	$0.70
	High	Low
2002:
First quarter	$1.30	$0.80
Second quarter	$0.95	$0.56
Third quarter	$0.83	$0.56
Fourth quarter	$0.77	$0.48

        As of March 1, 2003, there were approximately 5,165 beneficial owners of the Company's common stock. See Item 12 for information relating to securities authorized for issuance under equity compensation plans.

        We have never declared or paid any dividends on our common stock and do not expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        During the year ended December 31, 2002, VIA did not sell or issue any unregistered securities.

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

        The net offering proceeds to VIA after deducting the expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through December 31, 2002, VIA has used $86.9 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA's investment in various partially owned subsidiaries, $46.6 million for capital expenditures and approximately $107.5 million to fund operating losses.

Item 6.    Selected Financial Data

        The following is a summary of selected consolidated financial data of the Company from January 1, 1998 to December 31, 2002. This data should be read together with our audited consolidated financial statements and accompanying notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K. Prior year amounts have been adjusted for the effects of discontinued operations. Details of these adjustments are described in Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition." The results of operations for any year are not necessarily indicative of the results of operations for any future period.

	Year Ended December 31, 1998	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$2,697	$35,439	$94,379	$84,868	$75,258
Operating costs and expenses:
Internet services	1,524	17,850	51,860	48,158	40,382
Selling, general and administrative	5,607	31,263	74,807	96,633	68,461
Impairment and restructuring charges(1)	—	—	—	145,321	12,240
Depreciation and amortization	1,087	17,815	43,905	54,678	11,001

Total operating costs and expenses	8,218	66,928	170,572	344,790	132,084

Operating loss from continuing operations	(5,521)	(31,489)	(76,193)	(259,922)	(56,826)
Interest income, net	1,403	1,136	10,987	6,970	2,080
Other expense, net	(1,199)	(132)	(2,253)	(413)	(2,152)
Foreign currency gains (losses), net	115	825	(4,718)	(5,508)	13,653

Loss from continuing operations before minority interest and income taxes	(5,202)	(29,660)	(72,177)	(258,873)	(43,245)
Income tax benefit (expense)	145	(65)	(1,001)	290	49
Minority interest in loss of consolidated subsidiary	61	1,856	2,371	73	—

Net loss from continuing operations	$(4,996)	$(27,869)	$(70,807)	$(258,510)	$(43,196)

Discontinued operations:
Loss from discontinued operations	(346)	(3,126)	(6,228)	(12,418)	(1,663)
Gain on disposal of discontinued operations	—	—	—	—	1,906
Net loss	$(5,342)	$(30,995)	$(77,035)	$(270,928)	$(42,953)

Basic and diluted earnings (loss) per share
Continuing operations	$(22.71)	$(25.67)	$(1.34)	$(4.26)	$(0.72)
Discontinued operations	(1.58)	(2.88)	(0.12)	(0.21)	0.01

Net loss per share—basic and diluted	$(24.29)	$(28.55)	$(1.46)	$(4.47)	$(0.71)

Shares used in computing basic and diluted earnings (loss) per share	219,964	1,085,564	52,892,772	60,638,960	60,147,704

	As of December 31,
	1998	1999	2000	2001	2002
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$34,711	$20,067	$237,839	$137,854	$97,813
Restricted cash	—	15,000	—	—	895
Goodwill and other acquired intangible assets, net	29,848	115,194	181,082	18,884	9,189
Other assets	8,466	49,322	62,227	41,963	37,924

Total assets	$73,025	$199,583	$481,148	$198,701	$145,821

Short-term notes, current portion of long-term debt and capital lease obligations	11,182	7,808	3,265	1,632	63
Long-term debt and capital lease obligations, less current portion	565	5,846	1,894	241	46
Other liabilities	6,487	30,076	50,410	40,587	41,132
Minority interest in consolidated subsidiaries	7,597	4,422	597	—	—
Mandatorily redeemable convertible preferred stock	53,075	180,933	—	—	—
Total stockholders' equity (deficit)	(5,881)	(29,502)	424,982	156,241	104,580

Total liabilities, minority interest, mandatorily redeemable convertible preferred stock and stockholders equity	$73,025	$199,583	$481,148	$198,701	$145,821

(1)
Refer to Note 4 to the consolidated financial statements for impairment and restructuring charges taken in 2001 and 2002.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition

        Some of the information contained in this Item 7 contains forward-looking statements, or statements that relate to future events or our future performance. These statements include but are not limited to those relating to the Company's Strategic Plan, projections regarding financial impacts from planned organizational re-alignment, outsourcing projects, new product roll-out and cost reductions in general. These statements are only predictions or planned actions that are subject to a number of risks, uncertainties and other factors. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed under the heading "Risk Factors" beginning on page 17 of this Form 10-K. Please carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission.

Overview

        VIA NET.WORKS is a single source provider of managed Internet services to small and medium sized businesses. VIA is headquartered in Europe and has operations in France, Germany, Italy, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States. We are currently implementing a Strategic Plan that aims to take VIA to a position of profitability and to further be recognized by our customers and the market as an expert provider of business communications solutions.

        From 1997 through our initial public offering in February 2000, we focused on raising capital to fund our acquisition strategy. We raised approximately $540 million in equity capital, in the aggregate, which enabled us to acquire 26 separate Internet service providers in 14 countries by the end of 2000. Following our initial public offering, while we continued to build-out our targeted geographic footprint through acquisitions, we also sought to establish a strong regional management structure and sophisticated back-office systems. From 2000 to the end of 2001 our financial results and operating performance were severely impacted by the economic downturn in the global economy as well as a number of internal challenges, including poor execution of the in-country integration of our acquired operations, several restatements of our financial results and an unacceptable level of negative cash flow caused by continuing operating losses and capital expenditures for systems build-out projects. All of these factors led to the resignation of several of our senior executives in early 2002. In January 2002, our board of directors appointed an experienced turnaround executive to drive a reduction in cash used, improve internal controls and return the Company to a path towards profitability.

        The turnaround plan that was adopted by VIA led to the sale of our operations in Argentina, Austria, Brazil, Ireland and Mexico, the closure of our office in Belgium, the suspension of our multi-vendor integrated provisioning, billing and customer care platform, tightened controls on expenditures and an overall reduction of headcount from 973 at December 31, 2001 to 584 by the end of 2002. These and other actions led to improvements in our cash flow and our adjusted EBITDA loss. By the fourth quarter of 2002, we had reduced our quarterly cash flow used in operating and investing activities to $2.2 million from fourth quarter 2001 of $22.3 million. From 2001 to 2002 our aggregate net cash flow used in operating activities and net cash used in investing activities was reduced from $92.8 million to $33.9 million. Our adjusted EBITDA loss from continuing operations improved to ($33.1) million for the year 2002 as compared to ($56.9) million for the year 2001.

        In November 2002, we appointed a new Chief Executive Officer, Rhett Williams, who together with a newly constituted executive team has developed a Strategic Plan to lead the next phase of VIA's turnaround and intensify the focus on improving our operational performance and achieving profitable revenue growth.

        Under this plan, VIA is seeking to transform its operations from nine largely independent local organizations to a single internationally oriented, sales-focused and functional-based organization. Our plan also calls for the outsourcing of systems and processes associated with certain network management, IT, finance and administrative functions.

        As a further component of the plan, VIA will take measures to improve the quality of its sales force by recruiting new sales professionals, establishing robust sales management processes and introducing highly leveraged compensation plans. We are also seeking to improve sales productivity by managing low-value customers through telesales or indirect channels. We have also begun a comprehensive rationalization of our product portfolio and plan on introducing new products designed specifically for larger SMEs in clearly identified vertical industry segments. For more information on our Strategic Plan see Part I, Business, of this Form 10-K. There are significant risks and dependencies inherent in our ability to execute on our plan. These risks and dependencies, as well as other risks that pertain generally to our business are described above under "Risk Factors" in Item 1.

        Adjusted EBITDA, as used in Overview above, in the table under "Reportable Segment Financial Information" and in the table under "Quarterly Results of Operations" in this section, represents operating loss from continuing operations before interest, taxes, depreciation and amortization, impairment and restructuring charges and non-cash stock compensation charges. Adjusted EBITDA should not be considered an alternative to net income (loss), when determined in accordance with generally accepted accounting principles in the United States, or GAAP. In addition, the measure of adjusted EBITDA we use may not compare to other, similarly titled measures used by other companies. Below is a reconciliation of total adjusted EBITDA from continuing operations to loss from continuing operations before income taxes and minority interest and to net cash used in operating activities:

	For the Year Ended December 31, 2000	For the Year Ended December 31, 2001	For the Year Ended December 31, 2002
Adjusted EBITDA from continuing operations	$(26,686)	$(56,945)	$(33,058)
Non-cash compensation	(5,602)	(2,978)	(527)
Impairment and restructure charges	—	(145,321)	(12,240)
Depreciation and amortization	(43,905)	(54,678)	(11,001)

Operating loss from continuing operations	(76,193)	(259,922)	(56,826)
Interest income, net	10,987	6,970	2,080
Other expense and foreign currency gains (losses), net	(6,971)	(5,921)	11,501

Loss from continuing operations before income taxes and minority interest	$(72,177)	$(258,873)	$(43,245)

Adjusted EBITDA from continuing operations	(26,686)	(56,945)	(33,058)
Add back for net loss:
Restructuring charges	—	—	1,547
Interest income, net	10,987	6,970	2,080
Other expense and foreign currency gains (losses), net	(6,971)	(5,921)	11,501
Income taxes	(1,001)	290	49
Minority interest	2,371	73	—
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Provision (benefit) for doubtful accounts receivable	2,158	7,513	(3,982)
Loss on investment	2,563	—	—
Unrealized foreign currency transaction (gains) losses	537	2,611	(5,976)
Minority interest in loss of consolidated subsidiaries	(2,371)	(73)	—
Non-cash other expense	2,162	761	—
Write-off of note receivable from related party	—	—	292
Changes in asset and liabilities, net of acquisitions	4,459	(15,785)	(1,492)

Net cash used in operating activities	(11,792)	(60,506)	(29,149)

        Management uses adjusted EBITDA to compare performance over periods without non-cash and non-recurring items factored in. Those are analyzed separately as they are specific to the period. As this document will be elaborating further on the specific charges eliminated from the loss from continuing operations before income taxes and minority interest, we feel that when discussing operation and strategic changes in our results over the years, adjusted EBITDA is a more appropriate measure.

Discontinued Operations

        As part of our 2002 turnaround plan and our focus on substantially reducing our negative cash flow, we determined to cease funding certain country operations deemed to not materially contribute to our financial strength in the long term. Consistent with this conclusion, we completed the sale of our operations in Argentina, Austria and Ireland during 2002. The operation in Argentina, which had been included in the Americas region for segment reporting, was sold on June 11, 2002 to an unrelated third party purchaser. The Austrian operation, which had been included in the European region for segment reporting, was sold to the then-current management team on May 29, 2002. The Irish operation, which had been included in the European region for segment reporting, was sold on August 12, 2002 to a former shareholder and managing director of the Irish operation. These operations were sold for nominal consideration and we recognized a gain on the disposal of the three operations in the aggregate amount of $1.9 million, which was entirely due to the reclassification of the accumulated foreign currency translation adjustment to the statement of operations.

        Effective January 1, 2002, VIA adopted Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As each of the Argentine, Austrian and Irish operations disposed of during 2002 represent a component of an entity as defined by SFAS 144, we have classified each operation as a discontinued operation for all periods presented. Revenues related to the discontinued operations through the date of sale were approximately $5.2 million and $1.8 million for the years ended December 31, 2001 and 2002, respectively. The pre-tax loss, excluding accounting for the sale transaction, related to discontinued operations was approximately $12.4 million and $1.7 million for the years ended December 31, 2001 and 2002, respectively.

Businesses Transferred Under Contractual Arrangement

        In May and September of 2002 also as a part of our turnaround plan, we closed transactions for the sale of our Brazilian and Mexican operations, respectively, to the then-current management teams. Under these transactions, we sold 100% of the outstanding capital stock of entities for nominal consideration, which included a promissory note payable and a loan payable. Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, we will neither treat these operations as discontinued operations nor consolidate any future results of these operations. The total assets and liabilities related to the Brazilian and Mexican operations are shown on the consolidated balance sheet under the captions assets and liabilities of businesses transferred under contractual arrangement. The results of our Brazilian operation through the date of sale are included within the results from continuing operations for 2002 and therefore our 2002 results contain only five months of results versus the twelve months included in the 2001 results. Likewise, the results of our Mexican operation through the date of sale are included within the results from continuing operations for 2002 and therefore our 2002 results contain only nine months of results versus the twelve months included in the 2001 results. (See Note 3 to the consolidated financial statements for a detailed discussion of terms.)

        As the operations in Brazil and Mexico will not have a continuing contribution to the Company's operations, management believes it is more meaningful to analyze trends on the results after excluding the results of Brazil and Mexico as detailed in the table below.

	Total Continuing Operations	Brazil Results of Operations	Mexico Results of Operations	Adjusted Continuing Operations
2001 Revenue	$84,868	$(3,657)	$(13,605)	$67,606
2002 Revenue	75,258	(1,368)	(6,095)	67,795
2001 Internet services	48,158	(1,489)	(10,345)	36,324
2002 Internet services	40,382	(532)	(4,151)	35,699
2001 S, G & A costs	96,633	(4,254)	(8,997)	83,382
2002 S, G & A costs	68,461	(930)	(4,983)	62,548

Reportable Segment Financial Information

        Our consolidated financial statements as of and for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 include the results from continuing operations of the wholly or majority-owned operating companies that we owned for all or a portion of the respective periods. In 2002, we managed our business by geographic regions, namely The Americas and Europe, and we evaluated performance based on revenues and adjusted EBITDA. (See discussion on usefulness of the measure and reconciliation of adjusted EBITDA under Overview in this section). Certain prior year data has been reclassified to conform to the current regional groupings. The following table presents information about our two market segments and our corporate activities, individually and on a consolidated basis.

	Year Ended December 31,
	2000	2001	2002
	(Dollars in thousands)
Total Europe assets	$141,510	$51,336	$37,444
Total Americas assets	99,013	7,294	6,422
Total Corporate assets	240,625	140,071	101,955

Total Consolidated assets	$481,148	$198,701	$145,821
Europe:
Total revenue	$76,258	$63,743	$64,006
Adjusted EBITDA	(3,273)	(24,159)	(4,293)
Impairment and restructuring charges	—	59,146	11,213
Americas:
Total revenue	$18,121	$21,125	$11,252
Adjusted EBITDA	(7,000)	(8,177)	(3,250)
Impairment and restructuring charges	—	72,351	—
Corporate:
Total revenue	$—	$—	$—
Adjusted EBITDA	(16,413)	(24,609)	(25,515)
Impairment and restructuring charges	—	13,824	1,027
Consolidated:
Total revenue	$94,379	$84,868	$75,258
Adjusted EBITDA	(26,686)	(56,945)	(33,058)
Impairment and restructuring charges	—	145,321	12,240

Critical Accounting Policies

        Our critical accounting policies are as follows:

  •
  Recognition of revenue,

  •
  Estimation of valuation allowances and accrued liabilities and

  •
  Valuation of long-lived assets.

Recognition of revenue:

        We derive our revenue from the sale of Internet goods and services, specifically Internet connectivity services and other Internet value-added services, such as networking, hosting, security and professional services. As described below, management judgments and estimates must be made in connection with the revenue recognized in any accounting period. Material differences might result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates, primarily with respect to our collectibility assessment.

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

        All of our connectivity services revenue is recognized as it is earned over the period the services are provided. Revenues from the sale of value-added Internet services, including web hosting, are also recognized over the period in which the services are provided. Revenue from installation, training and consulting is recognized as the related services are rendered, although such amounts have not been material. Revenue from hardware and third-party software sales and configuration is recognized upon delivery or installation of the products, depending on the terms of the arrangement, provided other revenue recognition criteria have been satisfied.

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

        This assessment has a material effect on the financial statements of the Company. At December 31, 2002, accounts receivables of $13.0 million are stated net of allowances of $4.5 million (December 31, 2001 $16.0 million and $8.4 million respectively). Amounts charged to the statement of operations for continuing operations totaled $7.5 million for the year ended December 31, 2001, compared to a net release of $4.0 million for the year ended December 31, 2002.

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

Valuation of long-lived assets and goodwill:

        On a periodic basis, management reviews the carrying value of the investment in our operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-lived assets. In its review, management considers the following:

  •
  market and competitive factors, including trends within the telecommunications industry broadly and the market for internet access specifically, as well as general economic trends

  •
  operating and financial trends, including significant underperformance relative to expected historical or projected operating results and

  •
  business outlook for each operation, including changes in the expected revenues and cash flows for each of our operations, changes in our customers and the services that they require and our Strategic Plans for each business.

        The carrying amounts of acquired intangible assets and other tangible long-lived assets are reviewed if facts or changes in circumstances suggest that they may be impaired. If this review indicates the carrying amounts of long-live assets will not be recoverable, as determined based on estimated undiscounted future cash flows of the acquired assets, the carrying amounts of the long-lived assets are reduced to their estimated fair value under Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." In the second quarter of 2002, we recorded impairment charges of $625,000. (See Note 4 to the consolidated financial statements for further information).

        In 2002, in accordance with the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," we have ceased amortization of goodwill. Under SFAS 142, we performed an impairment analysis of our goodwill as of January 1, 2002 upon adoption. There was no impairment of goodwill as a result of our transitional analysis as of that date. We have elected December 31 as our annual impairment review date for all reporting units. Upon completion of our annual review during the fourth quarter of 2002, we impaired $9.8 million of the goodwill related to our United Kingdom operation. The triggering event for the impairment was future revenue and cost estimates based on our Strategic Plan as discussed in Part I of this Form 10-K. The fair value calculated as of December 31, 2002 was based on a discounted cash flow model with appropriate market and business risk factored in. The discounted cash flow model for each reporting unit was based on the financial forecasts relating to the Strategic Plan for three years to December 31, 2005 and constant annual growth rates thereafter. The process of generating our Strategic Plan required management to make estimates and assumptions that affect the amounts of future revenues, costs and cash flows. In addition, the use of a discounted cash flow model requires management to make estimates and assumptions about the discount factor, timing of cash flows, terminal values and future growth rates. No adjustments have been made to the fair value of net assets or the recognition of previously unrecognized intangible assets in calculating the implied fair value of goodwill. Changes to these assumptions can have a material impact on the discounted cash flows and the outcome of the impairment review. SFAS 142 also requires that goodwill be tested for impairment in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. If, for example, the Company fails to achieve the benefits assumed from its Strategic Plan, as reflected in the discounted cash flow model, further impairment may arise. During the second quarter of 2002, the total remaining goodwill balance for our Italian operation of $316,000 was written off in its entirety in light of the significant underperformance of that operation during the first half of the year. The total goodwill balance remaining at December 31, 2002 is $9.2 million. (See Note 4 to the consolidated financial statements for further information.)

RESULTS OF OPERATIONS

Year ended December 31, 2002 compared with the year ended December 31, 2001

  Revenue:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of dollars)
Revenue	84,868	75,258	(11)%

        Revenue for the year ended December 31, 2002 decreased 11% to $75.3 million as compared to $84.9 million for the year ended December 31, 2001. The decrease in revenue is primarily a result of the sale of our operations in Brazil and Mexico during the second and third quarters of 2002, respectively. As previously discussed in this section, because of the way these two sales were structured they were not accounted for as discontinued operations and therefore their partial year results continue to be reported in our consolidated results of operations. See table under "Businesses Transferred Under Contractual Obligation" in this section for further information. We experienced an increase in revenues at our Switzerland operation as a result of a customer list purchased during the second quarter of 2002. Our revenue at all other operations was consistent with or lower than 2001 levels due to the continued slowdown in corporate technology spending, continued internal disruptions and distractions caused by turnover of staff and management and by on-going system and process remediation efforts as well as a reduction of our sales and marketing efforts.

        In prior reporting periods, we have provided information on categories of revenues that we generate. Because of the limitations we have experienced in and with our legacy billing platforms and our ongoing projects to address these limitations, we are not currently able to provide an accurate breakdown of our revenues. We anticipate that when we have completed our various systems and process remediation efforts, we will begin again to report revenue categories.

Operating costs and expenses

  Internet services:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Internet services	48,158	40,382	(16)%
% of Total Revenue	57%	54%

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

        Internet services operating costs were $40.4 million for the year ended December 31, 2002, compared with $48.2 million for the year ended December 31, 2001. The decrease in Internet services costs is primarily due to the decrease in costs at our Brazilian and Mexican operations, which were sold during the second and third quarters of 2002. As previously discussed in this section, because of the way these two sales were structured they were not accounted for as discontinued operations. See table under "Businesses Transferred Under Contractual Obligation" in this section for further information. Additionally, during 2002, we incurred approximately $500,000 of settlement costs associated with the cancellation of network contracts associated with our U.S. based network, which was cancelled due to the sale of our Latin American operations. We will continue to actively review our cost structure to reduce or redirect costs that are not warranted.

  Selling, general and administrative:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Selling, general & administrative costs	96,633	68,461	(29)%
% of Total Revenue	114%	91%

        Our largest selling, general and administrative (S, G&A) expenses are compensation costs, the costs associated with marketing our products and services, and professional fees paid to outside consultants. Compensation costs include salaries and related benefits, commissions, bonuses and costs associated with staff reductions. In many of our markets, we are required to make significant mandatory payments for government-sponsored social welfare programs, and we have little control over these costs. Our marketing expenses include the costs of direct mail and other mass marketing programs, advertising, customer communications, trade show participation, web site management and other promotional costs. Other S, G&A expenses include the costs of travel, rent, utilities, insurance and bad debt expense. In 2002 and 2001, our professional fees included the cost of using outside consultants to assist with the implementation of our financial and back office systems at our operating companies, the data validation projects in Germany and the U.K., as well as the cost of using outside consultants for financial review and attestation engagements.

        We incurred S, G&A expenses of $68.5 million for the year ended December 31, 2002, a 29% decrease from the $96.6 million we incurred for the year ended December 31, 2001. These decreases are tied directly to our cost cutting measures, which have included meaningful headcount reductions, substantial marketing and advertising budget reductions and tighter controls on costs across the Company.

        Compensation expense decreased from $49.9 million in 2001 to $43.4 million in 2002, a decrease of $6.5 million. The decrease corresponds to our reduction in headcount from 2001 to 2002, offset by severance and other termination benefits and costs related to our cost cutting efforts and selling of operations. We anticipate that compensation costs will continue to decrease in 2003 based on the headcount reductions during 2002.

        In conjunction with our cost cutting measures, marketing and sales expenses decreased 55% from $5.1 million for the year ended December 31, 2001 to $2.3 million for the year ended December 31, 2002. Included in this total of $2.3 million was approximately $325,000 related to a customer list purchased at our Switzerland operation. As there was a high degree of uncertainty regarding the future recoverability of the asset, the entire purchase price was expensed in the period incurred.

        Professional fees decreased from $11.2 million in 2001 to $9.5 million in 2002. The costs in 2001 were primarily due to the implementation of our financial systems and our suspended integrated billing, provisioning and back office system, the Integrated Platform. As part of our ongoing cost-cutting measures, we suspended the development and deployment of the Integrated Platform during the first quarter of 2002. The costs in 2002 were primarily due to accounting fees and fees charged by outside vendors in connection with data validation projects.

        As a result of the issues arising from the legacy billing systems and business processes substantial reserves were previously recorded against the carrying value of receivables. In 2001, bad debt expense was $7.5 million. The billing system and process improvements made during 2002, combined with our intensified focus on cash collection, have resulted in the collection of accounts receivable previously provided against. Therefore, the bad debt expense in 2002, was a benefit of ($4.0) million. We anticipate that these billing system and process improvements will continue through 2003, but do not expect further material collections against amounts previously reserved.

        Our S, G&A expenses include the amortization of deferred compensation. In March 2002, we recorded forfeitures of unvested stock options in the amount of $1.8 million, which reduced the deferred compensation balance to zero with a corresponding adjustment to additional paid in capital. As a result, we did not record any deferred compensation expense for the second, third and fourth quarters of 2002. The deferred compensation amortization for the twelve months ended December 31, 2002 was $527,000. The deferred compensation expense recorded in 2001 was $3.0 million.

  Depreciation and amortization:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Depreciation and amortization	54,678	11,001	(80)%
% of Total Revenue	64%	15%

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

        Our depreciation and amortization expense was $11.0 million for the year ended December 31, 2002, down from $54.7 million for the year ended December 31, 2001. For the 2002 period, $921,000, or 8%, of our depreciation and amortization expense was related to the amortization of intangible assets and $10.1 million, or 92% was related to the depreciation of fixed assets. For the 2001 period, $40.5 million, or 74%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and other intangible assets and $14.2 million, or 26% was related to the depreciation of fixed assets. The decrease in depreciation of fixed assets is related to the asset impairment, which was recorded in the fourth quarter of 2001. These impairment charges reduced the balance of fixed assets by $23.7 million.

  Impairment and restructuring charges:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Impairment and restructuring charges	145,321	12,240	(92)%
% of Total Revenue	171%	16%

        During 2002, management concluded that an impairment of our long-lived assets and goodwill had occurred. As a result, we recorded an impairment charge of $10.7 million. This impairment charge is comprised of $10.1 million related to goodwill and other acquired intangible assets at our United Kingdom and Italian operations and $625,000 related to fixed assets at our Italian operation.

        During the second quarter of 2001, management concluded that an impairment of goodwill had occurred. As a result, we recorded goodwill impairment charges of $48.0 million related to operations in our Americas and European regions. The goodwill impairment charges for these regions were $47.5 million and $524,000, respectively. Additionally, during the fourth quarter of 2001, management concluded that an impairment of our long-lived assets had occurred. As a result, $73.5 million of goodwill and other acquired intangible assets and $19.1 million of fixed assets were recorded as impairment charges as of December 31, 2001. The goodwill and other acquired intangible assets impairment charges for Europe and the Americas was $55.0 million and $18.5 million, respectively. The fixed asset impairment for the corporate and regional IRU companies, Europe and the Americas was $9.1 million, $3.7 million and $6.3 million, respectively.

        As a result of our ongoing strategic and operational review, we suspended the development and deployment of our Integrated Platform. During the year ended December 31, 2001, we recorded an impairment charge of $4.7 million to write-off costs capitalized during the development of the Integrated Platform.

        As a part of our focus on Europe as our core operating region, we are in the process of moving our principal headquarter functions from Reston, Virginia to Europe. In conjunction with this relocation, we recorded a restructuring charge of $1.0 million during the third quarter of 2002. Additionally, during the fourth quarter of 2002 we recorded a restructuring charge of $520,000 related to severance and other payments made at our Spanish and Italian operations. (See Note 4 to the consolidated financial statements for further information.) There were no similar charges recorded in 2001.

  Interest income, net:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Interest income, net	6,970	2,080	(70)%
% of Total Revenue	8%	3%

        We earn interest income primarily by investing our available cash in short-term treasury securities funds. To date, this interest income has been partially offset by interest expense, largely arising from purchase and lease financing of equipment.

        For the year ended December 31, 2002, we earned $2.2 million in interest income, a 70% decrease over the $7.3 million we earned for the year ended December 31, 2001. Interest income in 2002 and 2001 was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in the interest income is the combined result of the decrease in the available cash for investing and the decrease in the interest rates. We also incurred $101,000 of interest expense for the year 2002, as compared to $342,000 of interest expense incurred in 2001. Interest expense relates to the debt arising from the notes payable to the former owners of businesses acquired and vendor financing at both the subsidiary and corporate levels.

  Other expense, net:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Other expense, net	(413)	(2,152)	421%
% of Total Revenue	<1%	3%

        For the year ended December 31, 2002, we incurred other expense, net in the amount of $2.2 million. Other expense, net includes a $292,000 loss resulting from a loan made to a related party in the first quarter 2002. Additionally, in the third quarter of 2002 as a part of our transaction to sell VIA NET.WORKS Mexico, we entered into a convertible credit agreement with the then-current management of VIA NET.WORKS Mexico in the amount of $2.2 million. (See Note 3 to the consolidated financial statements for further information.) For the year ended December 31, 2001, we incurred other expense, net of $413,000. These costs primarily relate to the impairment of a residual investment security at our Mexican operation in the third quarter of 2001.

  Foreign currency gains (losses), net:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Foreign currency gains (losses), net	(5,508)	13,653	348%
% of Total Revenue	6%	18%

        We recognized a $13.7 million foreign currency gain for the year ended December 31, 2002, as compared to a $5.5 million foreign currency loss for the year ended December 31, 2001. The gains and losses in both years were primarily due to the change in the Euro and its impact on our Euro denominated cash accounts as well as the revaluation of intercompany balances. We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. At December 31, 2002, VIA maintained a cash reserve of 24.6 million Euros.

  Income tax benefit (expense):

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Income tax benefit (expense)	290	49	(83)%
% of Total Revenue	<1%	<1%

        While we have incurred consolidated operating losses from inception through December 31, 2002, we have recorded a benefit for income taxes of approximately $49,000 largely as a result of income tax refunds received in 2002 based on net operating loss carrybacks related to our wholly-owned subsidiary, VIA NET.WORKS U.S.A., Inc. (fka Interactive Multimedia Corporation) for the year ended December 31, 2002. Prior to its acquisition by VIA NET.WORKS Inc. in August 2000, VIA NET.WORKS USA Inc. generated taxable income, which was offset by losses carried back from the 2001 tax year. At the end of 2001, we anticipated a federal refund of approximately $290,000. In addition to the federal refund, we were also able to offset losses with a state carryback loss claim that resulted in $39,000 of state refunds in the current year. Additionally, there is a small amount of foreign income tax benefit, as well as a deferred tax benefit related to the change from a net deferred tax liability to zero. We have provided a valuation allowance for our net deferred tax assets of $117,574 million reducing our net deferred tax assets to zero. Valuation allowances are used to reduce the net deferred tax assets to the amounts considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

        At December 31, 2002 and 2001, VIA had U.S. net operating loss carryforwards of approximately $177.3 million and $34.8 million, respectively, which may be used to reduce future taxable income. These U.S. net operating losses begin to expire in 2018. At December 31, 2002 and 2001, VIA had net operating loss carryforwards generated from its foreign subsidiaries of approximately $79.3 million and $78.0 million, respectively, of which $24.1 million expires between 2003 and 2017 and $55.2 million has an indefinite carryforward period.

Year ended December 31, 2001 compared with the year ended December 31, 2000

  Revenue:

	Twelve months ended
	December 31, 2000	December 31, 2001	% Increase/ (Decrease)
	(in thousands of dollars)
Revenue	94,379	84,868	(10)%

        Revenue for the year ended December 31, 2001 decreased 10% to $84.9 million as compared to $94.4 million for the year ended December 31, 2000. 2001 revenue was severely impacted by a combination of market conditions and internal disruptions. Tightened capital markets and a slowdown in corporate technology spending led to a lengthening of sales cycles and lower revenues. Our revenues also suffered from a combination of integration and management issues. During 2001 we completed the consolidation of multiple acquired operations into single country operations in four of our largest markets (Germany, U.K., France and the Netherlands). In retrospect, these integration efforts proved to be more distracting to local management than anticipated. In certain of the countries, poor execution of integration processes affected sales, billing and customer care functions of the operations, which in turn negatively impacted revenues. During 2001 we replaced the country manager in nine of our country operations, including in three of our top four markets. A number of these operations also replaced management at other critical functions. VIA's revenues were further impacted by a slower then anticipated transition of our sales force from order processors to direct sales as the hiring and training of a technically proficient direct sales force proved more difficult than originally planned. The turnover of top management at these operations, the distraction of ongoing integration activities and the process of developing a direct sales force, together, had a significant negative impact on VIA's ability to respond quickly to the rapidly changing economic climate. We continued to address issues that arose in 2001 related to our integrations and we continued to expend significant management time and incur significant expenses related to these ongoing efforts in certain of our markets. We anticipated that in such markets, which include our German and U.K. operations, these ongoing efforts would continue to distract management and staff from revenue generating activities in 2002.

        In prior reporting periods, we had provided information on categories of revenues that we generate. Because of the systemic errors and limitations we experienced in and with our legacy billing platforms and our ongoing projects to address these and process issues, we were not able to provide an accurate breakdown of our revenues. We anticipated that when we had completed our various systems and process remediation efforts, we would again begin to report revenue categories.

Operating costs and expenses

  Internet services:

	Twelve months ended
	December 31, 2000	December 31, 2001	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Internet services	51,860	48,158	(7)%
% of Total Revenue	55%	57%

        Our Internet services operating costs were the costs we incurred to carry customer traffic to and over the Internet. We leased lines that connected our points of presence, or PoPs, either to our own network or to other network providers. We paid other network providers for transit, which allowed us to transmit our customers' information to or from the Internet over their networks. We also paid other recurring telecommunications costs and personnel costs, including the cost of the local telephone lines our customers used to reach our PoPs and accessed our services, and costs related to customer support and care.

        Internet services operating costs were $48.2 million for the year ended December 31, 2001, compared with $51.9 million for the year ended December 31, 2000. The decrease in actual expenses was a result primarily of a decrease in revenues to which these costs related. We incurred these costs primarily to lease lines, purchase transit for the local networks and to compensate customer care personnel. Additionally, we incurred operating costs associated with our international network.

  Selling, general and administrative:

	Twelve months ended
	December 31, 2000	December 31, 2001	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Selling, general & administrative costs	74,807	96,633	29%
% of Total Revenue	79%	114%

        Our largest selling, general and administrative expenses (S, G&A) were compensation costs, the costs associated with marketing our products and services, and professional fees paid to outside consultants. Compensation costs included salaries and related benefits, commissions and bonuses and costs associated with staff reductions. In many of our markets, we were required to make significant mandatory payments for government-sponsored social welfare programs, and we had little control over these costs. Our marketing expenses included the costs of direct mail and other mass marketing programs, advertising, customer communications, trade show participation, web site management and other promotional costs. Our professional fees included the cost of using outside consultants to assist with the implementation of our financial and back office systems at our operating companies, as well as the cost of using outside consultants for financial review and attestation engagements. Other S, G&A expenses included the costs of travel, rent, utilities, insurance and bad debt expense.

        Trends in our S, G&A costs were affected by two countervailing factors. In 2000 we continued our aggressive strategy and acquired 9 additional Internet services providers. Simultaneously, we began to focus on organic growth by hiring additional sales, marketing, finance and technical personnel, as well as additional or replacement infrastructure and systems. These new hires and purchases were intended to permit us to scale our operations to take advantage of the ongoing explosive growth in the Internet and technology sectors. As we implemented our organic growth plan, our expenses ramped up through the latter part of 2000 and into 2001. Beginning late in the first quarter 2001, we began to see rapidly deteriorating economic conditions and declining revenue growth rates in all our markets. In response, our operations began cost reduction programs, including the reduction of direct costs, staff and, in some cases, the consolidation of office space. We have incurred certain non-recurring expenses relating to staff lay-offs and lease terminations, among other things. These expenses have increased our general and administrative expenses. However, we expected recurring general and administrative expense to decline as we continued our cost reduction programs.

        We incurred S, G&A expenses of $96.6 million for the year ended December 31, 2001, a 29% increase over the $74.8 million we incurred for the year ended December 31, 2000. Approximately $6.4 million or 29% of the increase relates to the eight operations that we purchased during 2000 and did not subsequently sell in 2002, which were consolidated for only a portion of 2000, but were consolidated for all of 2001.

        Compensation expense increased from $37.7 million in 2000 to $49.9 million in 2001, an increase of $12.2 million. Approximately $3.1 million of this increase relates to severance payments and termination benefits provided in connection with the termination of approximately 129 employees incurred under our cost reduction program. Another $4.7 million can be attributed to the eight operations that we purchased during 2000 and did not subsequently sell in 2002, which were consolidated for only a portion of 2000, but were consolidated for all of 2001. Our compensation cost increased during the first half of 2001 as our employee count grew to over 1,200 and then began decreasing as we reduced our headcount to less than 1,000 employees by December 31, 2001.

        In conjunction with our cost cutting measures, marketing and sales expenses decreased 39% from $8.3 million for the year ended December 31, 2000 to $5.1 million for the year ended December 31, 2001.

        Professional fees increased from $5.1 million in 2000 to $11.2 million in 2001 primarily due to the implementation of our financial systems and our multi-vendor integrated provisioning, billing and customer care platform, or Integrated Platform. During 2001, we substantially completed the implementation throughout the organization of our new financial accounting software system. Also in 2001, we decided to suspend development and deployment of our integrated billing, provisioning and back office system.

        Bad debt expense for the year ended December 31, 2000 and 2001 was $2.2 million and $7.5 million, respectively. The increase in bad debt expense was partially attributable to the deteriorating economic conditions, which necessitated more conservative estimates regarding bad debt reserves. Additionally, we completed in-country integrations of several of our operations. Due to significant turnover in the collections staff at these locations, significant delays to the collections processes occurred, which adversely affected the aging and potential collectibility of customer account balances.

        Through December 31, 2001 we recorded deferred stock compensation totaling $12.6 million in connection with the grant of stock options to employees. This amount represented the difference between the fair market value of our common stock on the dates these options were granted and the exercise price of the options, net of forfeitures of non-vested stock options upon employee termination. The amount was included as a component of stockholders' equity and was being amortized over the vesting period of the individual options, generally four years. For the years ended December 31, 2000 and 2001, we recorded $5.6 million and $3.0 million, respectively, in non-cash stock compensation charges, leaving $2.3 million to be recognized over the remaining vesting periods.

  Depreciation and amortization:

	Twelve months ended
	December 31, 2000	December 31, 2001	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Depreciation and amortization	43,905	54,678	25%
% of Total Revenue	47%	64%

        The largest component of our depreciation and amortization expense was the amortization of the goodwill arising from our acquisitions. Goodwill, which was amortized over five years, was created when the price at which we acquired a company exceeded the fair value of its net tangible and intangible assets. As a result of our acquisitions, we amortized substantial amounts of goodwill and other intangible assets.

        We also recognized depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciated telecommunications equipment and computers over their useful lives, generally ranging from three to five years. The cost of network infrastructure purchased under indefeasible right of use agreements, or IRU, was amortized over the lesser of the estimated useful life or term of the agreement, generally 20 to 25 years.

        Our depreciation and amortization expense was $54.7 million for the year ended December 31, 2001, up from $43.9 million for the year ended December 31, 2000. This increase was primarily due to the amortization of goodwill related to the 9 consolidated operations that we owned for all of 2001, but that we owned for only a portion of 2000. The acquisition of these operations and the implementation of our international network also increased our depreciation expense for telecommunications equipment, computers and other fixed assets. For the 2001 period, $40.5 million, or 74%, of our depreciation and amortization expense was related to the amortization of goodwill and other acquired intangibles and $14.2 million, or 26%, was related to the depreciation of fixed assets. For the 2000 period, $34.6 million, or 79%, of our depreciation and amortization expense was related to the amortization of goodwill and other acquired intangibles and $9.3 million, or 21%, was related to the depreciation of fixed assets.

  Impairment and restructuring charges:

	Twelve months ended
	December 31, 2000	December 31, 2001	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Impairment and restructuring charges	—	145,321
% of Total Revenue	0%	171%

        On a periodic basis, management reviewed the carrying value of the investment in our operations to determine if an event had occurred, with respect to any operation, which could result in an impairment of long-lived assets. In its review, management considered market and competitive factors, operating and financial trends and the business outlook for each operation. As of June 30, 2001, management concluded that an impairment of goodwill had occurred. As a result, we recorded goodwill impairment charges of $48.0 million of goodwill related to our Europe and Americas regions. The goodwill impairment charges for these regions were $524,000 and $47.5 million, respectively. During the three months ended December 31, 2001, management concluded that an impairment of our long-lived assets had occurred. As a result, $73.5 million of goodwill and other acquired intangible assets and $19.1 million of fixed assets were recorded as impairment charges as of December 31, 2001. The goodwill and other acquired intangible assets impairment charges for Europe and the Americas was $55.0 million and $18.5 million, respectively. The fixed asset impairment for the corporate and regional IRU companies, Europe and the Americas was $9.1 million, $3.7 million and $6.3 million, respectively.

        As a result of our ongoing strategic and operational review, we suspended the development and deployment of our multi-vendor integrated provisioning, billing and back office system and eliminated our regional management and staff. During the year ended December 31, 2001, we recorded an impairment charge of $4.7 million to write-off costs capitalized during the development of the integrated billing, provisioning and back office system.

  Interest income, net:

	Twelve months ended
	December 31, 2000	December 31, 2001	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Interest income, net	10,987	6,970	(37)%
% of Total Revenue	12%	8%

        We earned interest income primarily by investing our available cash in short-term treasury securities funds. This interest income was partially offset by interest expense, largely arising from purchase and lease financing of equipment.

        For the year ended December 31, 2001, we earned $7.3 million in interest income, a 37% decrease over the $11.7 million we earned for the year ended December 31, 2000. Interest income in 2001 and 2000 was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. We also incurred $342,000 of interest expense for the year 2001, as compared to $665,000 of interest expense incurred in 2000.

  Other expense, net:

	Twelve months ended
	December 31, 2000	December 31, 2001	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Other expense, net	(2,253)	(413)	(82)%
% of Total Revenue	2%	<1%

        Our other expense, net included non-recurring income or expenses, such as the gain or loss associated with the sale of an asset.

        For the year ended December 31, 2001, we had $413,000 in other expense as compared to $2.3 million in other expense for the same period in 2000. The expense in 2000 was primarily due to the impairment of an investment security acquired in 1999 in conjunction with the acquisition of VIA NET.WORKS Mexico. The expense in 2001 is primarily due to the impairment of the residual investment security at our Mexican operation, which we have sold through a transaction described in Note 3 to the consolidated financial statements.

  Foreign currency gains (losses), net:

	Twelve months ended
	December 31, 2000	December 31, 2001	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Foreign currency gains (losses), net	(4,718)	(5,508)	17%
% of Total Revenue	5%	6%

        We recognized a $5.5 million foreign currency loss for the year ended December 31, 2001, as compared to a $4.7 million foreign currency loss for the year ended December 31, 2000. The losses in 2001 and 2000 were primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts as well as the revaluation of intercompany balances. We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. The remainder of the loss was contributed by fluctuations in the five other non-Euro-linked currencies in which we held assets.

  Income tax benefit (expense):

	Twelve months ended
	December 31, 2000	December 31, 2001	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Income tax benefit (expense)	(1,001)	290	(129)%
% of Total Revenue	1%	<1%

        While we incurred consolidated operating losses from inception through December 31, 2001, we recorded a benefit for income taxes of approximately $290,000 largely as a result of income tax refunds expected based on net operating loss carrybacks related to our wholly-owned subsidiary, VIA NET.WORKS U.S.A., Inc. (fka Interactive Multimedia Corporation) for the year ended December 31, 2001. Prior to its acquisition by VIA NET.WORKS Inc. in August 2000, VIA NET.WORKS USA Inc. generated taxable income, which may now be offset by losses carried back from the current tax year. In addition, there was a small amount of foreign income tax benefit, as well as a deferred tax benefit related to the change from a net deferred tax liability to zero. We provided a valuation allowance for our net deferred tax assets of $58.1 million reducing our net deferred tax assets to zero. Valuation allowances were used to reduce the net deferred tax assets to the amounts considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

        At December 31, 2001 and 2000, VIA had U.S. net operating loss carryforwards of approximately $34.8 million and $16.0 million, respectively, which may be used to reduce future taxable income. These U.S. net operating losses begin to expire in 2018. At December 31, 2001 and 2000, VIA had net operating loss carryforwards generated from its foreign subsidiaries of approximately $78.0 million and $44.1 million, respectively, of which $36.1 million expires between 2002 and 2011 and $55.7 million has an indefinite carryforward period.

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

	For the three months ended
	Mar 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands of U.S. Dollars) (unaudited)
Revenue	$24,036	$22,220	$19,979	$18,633	$18,285	$19,413	$19,609	17,951
Impairment and restructuring charges	—	47,992	—	97,329	—	941	1,027	10,272
Other operating costs and expenses	49,582	50,825	50,726	48,336	34,711	32,198	27,191	25,744

Total operating costs and expenses	49,582	98,817	50,726	145,665	34,711	33,139	28,218	36,016
Loss from continuing operations	$(25,546)	$(76,597)	$(30,747)	$(127,032)	$(16,426)	$(13,726)	$(8,609)	$(18,065)
Net loss from continuing operations	$(28,819)	$(76,969)	$(24,858)	$(127,864)	$(18,481)	$(2,179)	$(11,174)	$(11,362)
Basic and diluted loss per share	$(0.47)	$(1.27)	$(0.41)	$(2.13)	$(0.31)	$(0.03)	$(0.19)	$(0.19)

  Liquidity and Capital Resources

        VIA began 2002 with $137.9 million in cash. We had negative cash flow of $39.2 million during 2002, leaving us with $97.8 million in cash and cash equivalents and $895,000 in restricted cash at December 31, 2002. Unlike many players in our industry, VIA has avoided incurring any significant debt and to date maintains a strong balance sheet. Although management is considering various alternatives related to the structural reorganization of our operations along centralized functional lines, the Company has not made any significant capital commitments to date. However, the execution of our Strategic Plan will significantly increase from 2002 levels our capital expenditures, restructuring and other non-recurring costs associated with the Strategic Plan. We believe that the cash expenditures associated with execution of the Strategic Plan are necessary to accelerate our path toward profitability. Even with these planned expenditures, we believe that our available cash will be sufficient to fund our working capital and capital expenditures requirements for the foreseeable future. However, unless the capital markets improve in the interim, we cannot assure you that we will be able to obtain further financing if we are unsuccessful in reaching a steady positive cash flow position before our cash reserves are depleted.

        Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million in the aggregate through three private preferred stock offerings between August 1997 and April 1999. Through our initial public offering of common stock in February 2000, we raised approximately $333.0 million, net of underwriting discounts and commissions. At December 31, 2002, we had cash and cash equivalents of $97.8 million and restricted cash of $895,000.

        Cash used in operating activities was $29.1 million for the year ended December 31, 2002 and $60.5 million for the year ended December 31, 2001. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation, amortization, impairment charges, non-cash stock compensation charges, provision for doubtful accounts receivable and unrealized foreign currency transaction losses.

        Cash used in investing activities was $4.8 million for the year ended December 31, 2002 and $32.3 million for the same period in 2001. In 2002, we used cash to purchase property and equipment, provide a loan to a related party and increase our restricted cash balance. In 2001, we used cash to increase our investment in one partially owned operation and to make two contingent earn-out payments in connection with 2000 acquisitions. In 2002, we used $3.7 million for the purchase of property and equipment.

        Cash used in financing activities was $1.7 million for the year ended December 31, 2002 and $3.3 million for the year ended December 31, 2001. In 2002, cash was used primarily to repay debt. $1.3 million was used to pay the remaining vendor debt to Global Crossing. In 2001, cash was used primarily to repay debt and acquire treasury shares. $1.2 million was used to repay our vendor debt to Global Crossing, which financed the purchase of our trans-Atlantic 155 Mbps IRU backbone. We used $1.5 million to repay the remaining debt related to acquisitions. We used $497,000 to acquire treasury shares under our open-market stock repurchase plan.

        As of December 31, 2002, we had the following contractual obligations (in thousands of U.S. dollars):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$17	$17	$—	$—	$—
Capital Lease Obligations	95	48	47	—	—
Operating Leases (including operations and maintenance payments under IRU agreements)	20,574	4,214	5,778	3,585	6,997

Total	$20,686	$4,279	$5,825	$3,585	$6,997

  Foreign Currency Exchange Risks

        In 2002 and prior to the sale of our operations in Argentina, Austria, Brazil, Ireland and Mexico, we conducted business in seven different currencies, including the Euro and the U.S. dollar. The value of foreign currencies fluctuates in relation to the U.S. dollar. At the end of each reporting period, the revenues and expenses of our operating companies are translated into U.S. dollars using the average exchange rate for that period, and their assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of that period. Fluctuations in these exchange rates impact our financial condition, revenues and results of operations, as reported in U.S. dollars.

        Exchange rates can vary significantly. The Euro high and low rates varied by approximately 62% in relation to the U.S. dollar during the year ended December 31, 2002. This variation affects the average exchange rates used to translate amounts on the income statement. At December 31, 2002, the Euro exchange rate was approximately 18% above where it was at the beginning of the year. This variation affects the ending exchange rates used to translate amounts on the balance sheet. This fluctuation in the exchange rate resulted in a foreign currency gain of $13.7 million for the year ended December 31, 2002. These gains and losses are primarily due to the impact of the fluctuation in the value of the Euro on our Euro denominated cash accounts as well as the revaluation of intercompany balances. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

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

        As of January 1, 2002, the Euro became the sole legal currency for 12 of the 15 European Union member countries. This includes nine of our then operating markets. As a result, during 2002, we conducted business in only seven currencies compared to 15 currencies in 2001.

  Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Revision of FAS Nos. 4, 44 and 64, Amendment of FASB 13 and Technical Corrections." SFAS No. 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements and is effective for fiscal years beginning after May 2002 for the rescission of FAS No. 4 and FAS No. 13, and all other provisions are effective for financial statements issued on or after May 15, 2002. Early adoption is encouraged. VIA does not believe the adoption of SFAS No. 145 will have a material impact on the financial condition or results of operations.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement is effective for exit disposal activities that are initiated after December 31, 2002, with early adoption encouraged. VIA plans to adopt SFAS 146 on January 1, 2003 and does not believe that the adoption of SFAS 146 will have a material impact on its financial position and results of operations.

        In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. As the Company has not entered into any material guarantee obligations, the adoption of the recognition and initial measurement requirements of FIN 45 will not have a material impact on our financial position, cash flows or results of operations.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interests entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not currently believe that there are any additional entities that will need to be consolidated following its adoption of FIN 46.

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

        VIA has exposure to financial market risks, including changes in interest rates and foreign exchange rates. At December 31, 2001 and 2002, VIA's financial instruments consisted of short-term investments and fixed rate debt related to acquisitions and network purchases. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At December 31, 2001 and 2002 all of our investments were due to mature within three months and the carrying value of such investments approximates fair value. The majority of our debt obligations had fixed rates of interest and were due within one year of the balance sheet date.

        As mentioned previously in the "Foreign Currency Exchange Risks" section, VIA has Euro denominated cash accounts held by subsidiaries with a functional currency in U.S. dollars. Therefore, this exposes the Company to foreign currency exchange rate risk in the Statement of Operations. At December 31, 2001, a 10 percent increase or decrease in the level of the Euro exchange rate against the dollar with all other variables held constant would have resulted in a realized gain or loss of $2.4 million. As of December 31, 2002, a 10 percent increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of $2.6 million. The change in exposure from year to year is related to the change in the balance of the Euro cash account. To minimize the Company's exposure to foreign currency exchange rate risk in 2003, VIA purchased €15.0 million worth of U.S. dollars on March 10, 2003, thus substantially reducing the balance in the Euro cash account. The Company continues to hold approximately €9.0 million in the Euro cash account and remains exposed to changes in the foreign currency rate. However, such rate fluctuations should have a smaller impact as the balance has been reduced.

        Additionally, VIA is exposed to foreign exchange rate risk related to its obligations denominated in foreign currencies. These obligations are a result of acquiring operating companies in various European countries. VIA is also subject to risk from changes in foreign exchange rates for its international operations, which use a foreign currency as their functional currency and are translated into U.S. dollars. These risks have not been reduced through hedging arrangements.

Item 8.    Financial Statements and Supplementary Data

        VIA's consolidated financial statements and notes thereto are identified in Part IV, Item 15a on this Form 10-K, are included in this Form 10-K where indicated below, and are incorporated herein by reference:

Index to Consolidated Financial Statements
Independent Auditors' Report
Report of Independent Accountants
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2001 and 2002
Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 2001 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001, and 2002
Notes to Consolidated Financial Statements

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On September 20, 2002, VIA NET.WORKS, Inc. dismissed PricewaterhouseCoopers LLP as the Company's independent public accountants. The Company's Audit Committee, with the full authority of the Board of Directors, participated in and approved the decision to change independent accountants. Effective September 26, 2002, the Audit Committee engaged Deloitte & Touche to serve as the Company's independent public accountants for the remainder of 2002 and to conduct the audit of its consolidated financial statements for the year ending December 31, 2002. For additional information refer to our report on Form 8-K issued on September 26, 2002. Further information regarding our change in independent public accountants is incorporated into this annual report on Form 10-K by reference to the information under the caption "Independent Accountants and Fees Paid" in VIA's proxy statement for the 2003 Annual Meeting of Stockholders, to be held on May 22, 2003.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information regarding our Directors and Executive Officers is incorporated into this annual report on Form 10-K by reference to the information under the captions "Election of Directors," and "Executive Officers" in VIA's proxy statement for the 2003 Annual Meeting of Stockholders, to be held on May 22, 2003.

  Section 16(a) Beneficial Ownership Reporting Compliance:

        Information regarding Section 16(a) reporting compliance is incorporated into this annual report on Form 10-K by reference to the information under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" in VIA's proxy statement for the 2003 Annual Meeting of Stockholders, to be held on May 22, 2003.

Item 11.    Executive Compensation

        Information regarding executive compensation is incorporated into this annual report on Form 10-K by reference to the information under the captions "Report of Compensation Committee" and "Executive Compensation" in VIA's proxy statement for the 2003 Annual Meeting of Stockholders, to be held on May 22, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Related Stockholder Matters

        The following table provides information regarding our equity compensation plans as of December 31, 2002.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,550,424	$4.34	2,649,576
Equity compensation plans not approved by security holders	—	—	214,517
Total	6,550,424	$4.34	2,864,093

        During 1998, the Company adopted the V-I-A Internet Inc. Key Employee Equity Plan (the "KEEP"), an incentive plan to attract and retain qualified officers, key employees, directors and other persons at VIA and our operating companies. The KEEP provides for the granting of stock options to key employees of VIA. Rights are granted with an exercise price as determined by the Company's board of directors. As of December 31, 2000, the Company had reserved 800,000 common shares for issuance under the KEEP. On August 9, 2001, VIA amended the KEEP to permit, among other things, grants of non-incentive stock options to employees, consultants or advisors, other than to directors and officers, of VIA. Options granted under the amended KEEP will vest over such periods as may be determined by the board of directors and will generally have exercise price equal to the closing price for our stock on the Nasdaq Small Cap Market® on the last trading day immediately prior to the date of grant. As of December 31, 2002, the Company had reserved 214,517 common shares for issuance under the amended KEEP. No options awards were made under the amended KEEP in 2002.

        Information regarding the ownership of our stock by certain beneficial owners and management is incorporated into this annual report on Form 10-K by reference to the information under the caption "Ownership of Securities" in VIA's proxy statement for the 2003 Annual Meeting of Stockholders, to be held on May 22, 2003.

Item 13.    Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions is incorporated into this annual report on Form 10-K by reference to the information under the captions "Compensation Committee Interlocks and Insider Participation" and "Related Transactions" in VIA's proxy statement for the 2003 Annual Meeting of Stockholders, to be held on May 22, 2003.

Item 14.    Controls and Procedures.

        In the past we encountered significant customer billing and process issues, and financial reporting difficulties in our United Kingdom and German operations arising out of poorly executed integration efforts. This led to our former independent accountants advising that the legacy billing systems and practices in the United Kingdom and German operations constituted material weaknesses in our internal control structure.

        Internal controls are procedures and processes designed to provide reasonable assurance that we have maintained accurate books and records relating to our transactions, that our transactions are properly authorized and that our assets are safeguarded against improper use, all of which enable us to prepare, report and fairly present our financial results and financial condition in accordance with generally accepted accounting principles. A "material weakness" is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

        To address those weaknesses and mitigate the related risks, we initiated a comprehensive review of VIA's operations and took the following actions:

  •
  In all country operations, we expanded our monthly and quarterly financial reporting close and analytical procedures. These ongoing efforts have led to tangible improvements in the operations and financial reporting capabilities of all our operations, specifically our German and United Kingdom operations. Nonetheless, many of the improvements in both operations result from significantly expanded manual processes, analysis and validation procedures. System automation and technology-enabled improvements are being assessed and are expected to be implemented throughout 2003.

  •
  Regular conferences have been initiated between the finance staff at headquarters and the finance staff at our local operations to review financial statements, with an emphasis on revenue, accounts receivable, deferred revenue and provisions for doubtful accounts.

  •
  In Germany and the United Kingdom specifically we have taken a number of steps to address these issues beginning in the fourth quarter 2001 and continuing through the present. The Company has implemented a number of checks and procedures designed to provide for the timely detection of errors that may arise from the legacy billing system and previously noted internal control problems and to mitigate the risk of a material misstatement in the financial results of the operating companies. This includes significant expansion of the month and quarter-end financial close processes in these operations and additional manual checks and reconciliation procedures to compensate for known systemic limitations.

  •
  Drawing upon lessons learned in our German and United Kingdom operations, we have initiated similar checks and procedures in our other country operations to mitigate the risk of material weaknesses in our internal control environment.

  •
  In addition, we are currently evaluating the outsourcing of certain systems and processes associated with general ledger accounting, accounts payable and accounts receivable, provisioning and billing administration, credit and collections, and customer operations with final selection and a phased implementation to begin in the second quarter of 2003.

  •
  Management has increased the frequency and breadth of its inquiry in its evaluation of the internal control structure and underlying processes and procedures, in concert with the audit committee increased monitoring of Company's executive team's efforts in this focus area.

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

        Within the 90 days prior to the date of filing of this report, we engaged in an evaluation, with the oversight of our CEO and CFO, of the effectiveness of our Disclosure Controls and Procedures. In designing and evaluating the Disclosure Controls and Procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures. In addition, we recognize that Disclosure Controls and Procedures by their nature can provide only reasonable assurance that our information flow objectives are met. Upon the completion of that evaluation, our CEO and CFO concluded that our Disclosure Controls and Procedures, which included the additional or enhanced processes, procedures and controls noted above, were effective in all material respects.

        Since the date of the evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls. We continue to work to improve our internal controls and Disclosure Controls and Procedures. However, we recognize that many of our additional or enhanced processes, procedures and controls discussed above, in particular to the extent they require increased manual processes, are not long-term solutions.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

b.
Reports on Form 8-K.

        VIA filed three reports on Form 8-K during the three months ended December 31, 2002. On October 11, 2002, VIA filed a report on form 8-K to announce the realignment of its Board of Directors. On October 31, 2002, VIA filed a report on Form 8-K to announce the appointment of Rhett S. Williams as new Chief Executive Officer. On November 15, 2002, VIA filed a report on Form 8-K to announce its third quarter 2002 results. VIA filed no other reports on Form 8-K during the three months ended December 31, 2002.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIA NET.WORKS, Inc.
By:	/s/ RHETT S. WILLIAMS Rhett S. Williams Chief Executive Officer and Director

Date: March 26, 2003

SIGNATURES

Date: March 26, 2003

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VIA NET.WORKS, Inc. and in the capacities indicated as of March 26, 2003.

/s/ RHETT S. WILLIAMS Rhett S. Williams	Chief Executive Officer (Principal Executive Officer) and Director
/s/ KARL MAIER Karl Maier	Chief Operating Officer, President and Director
/s/ FRASER PARK Fraser Park	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ MICHAEL MCTIGHE Michael McTighe	Chairman of the Board of Directors
/s/ STEPHEN J. ELEY Stephen J. Eley	Director
/s/ STEVEN C. HALSTEDT Steven C. Halstedt	Director
/s/ JOHN STEELE John Steele	Director
/s/ ERIK M. TORGERSON Erik M. Torgerson	Director

Certification

I, Rhett S. Williams, certify that:

1.
I have reviewed this annual report on Form 10-K of VIA NET.WORKS, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ RHETT S. WILLIAMS Rhett S. Williams Chief Executive Officer

Certification

I, Fraser Park, certify that:

1.
I have reviewed this annual report on Form 10-K of VIA NET.WORKS, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ FRASER PARK Fraser Park Chief Financial Officer

         All financial statement schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
VIA NET.WORKS, Inc.:
Reading, United Kingdom

        We have audited the accompanying consolidated balance sheet of VIA NET.WORKS, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of VIA's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VIA NET.WORKS, Inc. and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As explained in Note 8, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE
London, United Kingdom March 26, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of VIA NET.WORKS, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows for each of the years ended December 31, 2001 and 2000 (appearing on pages F-4 through F-32 in this Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of VIA NET.WORKS, Inc. and its subsidiaries at December 31, 2001 and for each of the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of VIA NET.WORKS, Inc. as of or for any period subsequent to December 31, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
March 28, 2002

VIA NET.WORKS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands of U.S Dollars, except share data)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$137,854	$97,813
Restricted cash	—	895
Trade and other accounts receivable, net of allowance of $8,393, and $4,529 respectively	16,020	13,037
Other current assets	4,597	3,900

Total current assets	158,471	115,645
Property and equipment, net	20,579	13,696
Goodwill, net	17,134	9,189
Acquired intangible assets, net	1,750	—
Other non-current assets	767	762
Deferred tax asset	—	3,387
Assets of businesses transferred under contractual arrangement	—	3,142

Total assets	$198,701	$145,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,200	$7,897
VAT and other taxes payable	1,442	922
Short-term notes, current portion of long-term debt and capital lease obligations	1,632	63
Deferred revenue	12,188	13,516
Accrued expenses	13,708	9,922
Deferred tax liability	—	3,387
Other current liabilities	2,049	2,092

Total current liabilities	42,219	37,799
Long-term debt and capital lease obligations, less current portion	241	46
Liabilities of businesses transferred under contractual arrangement	—	3,396

Total liabilities	42,460	41,241

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 132,500,000 shares authorized; 60,844,900 shares issued and outstanding; respectively	61	61
Additional paid-in capital	557,358	555,574
Treasury stock, 697,196 shares	(733)	(733)
Accumulated deficit	(384,621)	(427,574)
Deferred compensation	(2,311)	—
Accumulated other comprehensive loss	(13,513)	(22,463)
Accumulated other comprehensive loss of businesses transferred under contractual arrangement	—	(285)

Total stockholders' equity	156,241	104,580

Total liabilities and stockholders' equity	$198,701	$145,821

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. Dollars, except share and per share data)

	For the years ended December 31,
	2000	2001	2002
Revenue	$94,379	$84,868	$75,258

Operating costs and expenses:
Internet services	51,860	48,158	40,382
Selling, general and administrative	74,807	96,633	68,461
Impairment and restructuring charges	—	145,321	12,240
Depreciation and amortization	43,905	54,678	11,001

Total operating costs and expenses	170,572	344,790	132,084

Operating loss from continuing operations	(76,193)	(259,922)	(56,826)

Interest income	11,652	7,312	2,181
Interest expense	(665)	(342)	(101)
Other expense, net	(2,253)	(413)	(2,152)
Foreign currency gains (losses), net	(4,718)	(5,508)	13,653

Loss from continuing operations before minority interest and income taxes	(72,177)	(258,873)	(43,245)
Income tax benefit (expense)	(1,001)	290	49
Minority interest in loss of consolidated subsidiaries	2,371	73	—

Net loss from continuing operations	(70,807)	(258,510)	(43,196)

Discontinued operations:
Loss from discontinued operations	(6,228)	(12,418)	(1,663)
Gain on disposal of discontinued operations	—	—	1,906

Net loss	$(77,035)	$(270,928)	$(42,953)

Basic and diluted earnings (loss) per share:
Continuing operations	$(1.34)	$(4.26)	$(0.72)
Discontinued operations	(0.12)	(0.21)	0.01

Net loss per share—basic and diluted	$(1.46)	$(4.47)	$(0.71)

Shares used in computing basic and diluted earnings (loss) per share	52,892,772	60,638,960	60,147,704

The accompanying notes are an integral part of these consolidated financial statements.

'>VIA NET.WORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands of U.S. Dollars, except share data)

	Common Stock						Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Deferred Compensation
	Shares	Amounts
Balance, January 1, 2000	1,962,671	$2	$26,023	$—	$(36,658)	$(12,788)	$(6,081)	$(29,502)
Comprehensive loss:
Net loss	—	—	—	—	(77,035)	—	—	(77,035)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,092)	(7,092)

Total comprehensive loss	—	—	—	—	—	—	—	(84,127)
Grant of employee stock options below fair market value	—	—	588	—	—	(588)	—	—
Amortization of deferred compensation	—	—	—	—	—	5,602	—	5,602
Stock option forfeitures	—	—	(1,365)	—	—	1,365	—	—
Conversion of preferred shares to common shares at initial public offering	39,993,650	40	180,893	—	—	—	—	180,933
Issuance of common stock	18,875,678	19	352,293	(236)	—	—	—	352,076

Balance at December 31, 2000	60,831,999	$61	$558,432	$(236)	$(113,693)	$(6,409)	$(13,173)	$424,982
Comprehensive loss:
Net loss	—	—	—	—	(270,928)	—	—	(270,928)
Foreign currency translation adjustment	—	—	—	—	—	—	(340)	(340)

Total comprehensive loss	—	—	—	—	—	—	—	(271,268)
Purchase of treasury shares	—	—	—	(497)	—	—	—	(497)
Amortization of deferred compensation	—	—	—	—	—	2,978	—	2,978
Stock option forfeitures	—	—	(1,120)	—	—	1,120	—	—
Issuance of common stock for exercise of stock options	12,901	—	46	—	—	—	—	46

Balance at December 31, 2001	60,844,900	$61	$557,358	$(733)	$(384,621)	$(2,311)	$(13,513)	$156,241
Comprehensive loss:
Net loss	—	—	—	—	(42,953)	—	—	(42,953)
Foreign currency translation adjustment	—	—	—	—	—	—	(9,235)	(9,235)

Total comprehensive loss	—	—	—	—	—	—	—	(52,188)
Amortization of deferred compensation	—	—	—	—	—	527	—	527
Stock option forfeitures	—	—	(1,784)	—	—	1,784	—	—

Balance at December 31, 2002	60,844,900	$61	$555,574	$(733)	$(427,574)	$—	$(22,748)	$104,580

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. Dollars)

	For the years ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss from continuing operations	$(70,807)	$(258,510)	$(43,196)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	43,905	54,678	11,001
Impairment charges	—	145,321	10,693
Employee stock compensation	5,602	2,978	527
Provision (benefit) for doubtful accounts receivable	2,158	7,513	(3,982)
Loss on investment	2,563	—	—
Unrealized foreign currency transaction (gains) losses	537	2,611	(5,976)
Minority interest in loss of consolidated subsidiaries	(2,371)	(73)	—
Non-cash other expense	2,162	761	—
Write-off of note receivable from related party	—	—	292
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(6,278)	(8,506)	5,114
Other current assets	(1,398)	153	1,332
Other noncurrent assets	(2,640)	(236)	(665)
Accounts payable	6,224	(9,330)	(925)
VAT and other taxes payable	—	(728)	(432)
Accrued expenses	4,431	4,040	(3,636)
Other current liabilities	939	414	(18)
Deferred revenue	3,181	(1,592)	722

Net cash used in operating activities	(11,792)	(60,506)	(29,149)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(78,725)	(10,506)	—
Increase in restricted cash	—	—	(895)
Proceeds from the disposition of operating subsidiaries	—	321	152
Purchases of property, equipment and other assets	(19,098)	(21,906)	(3,734)
Note receivable from related party	—	—	(1,000)
(Purchase) disposition of other assets	2,344	(204)	—
Repayment of note receivable from related party	—	—	708

Net cash used in investing activities	(95,479)	(32,295)	(4,769)

Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(3,081)	(2,855)	(1,739)
Proceeds from issuance of common stock, net	332,341	46	—
Purchase of treasury stock	—	(497)	—

Net cash provided by (used in) financing activities	329,260	(3,306)	(1,739)

Cash flows provided by (used by) discontinued operations	(4,663)	(2,926)	647
Effect of currency exchange rate changes on cash	446	(952)	(5,031)

Net increase (decrease) in cash and cash equivalents	217,772	(99,985)	(40,041)
Cash and cash equivalents, beginning of period	20,067	237,839	137,854
Cash and cash equivalents, end of period	$237,839	$137,854	$97,813

Supplemental disclosure of cash flow information:
Cash paid for interest	$424	$285	$50

Income taxes paid	$137	$153	$305

Non-cash investing and financing transactions:
Common stock issued to satisfy debt	$5,183	$—	$—

Common stock issued in connection with acquisitions	$4,847	$—	$—

Non-cash relief of acquisition debt	$—	$400	$—

Treasury shares obtained in exchange for stock option exercises	$236	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. Dollars, except share and per share data)

1.    Organization and Summary of Accounting Policies

Organization and Nature of Operations:

        VIA NET.WORKS, Inc. (the "Company" or "VIA") was founded on June 13, 1997 for the purpose of acquiring existing Internet services providers around the world. The focus of the Company is to be a premier provider of managed IP solutions, including web hosting, ecommerce, Internet security and other services, primarily to the small and mid-sized business market. In 1999, the Company amended its Certificate of Incorporation to change the Company's name from V-I-A Internet, Inc. to VIA NET.WORKS, Inc. VIA is headquartered in Europe and has continuing operations in France, Germany, Italy, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States.

Risks and Uncertainties:

        For the year ended December 31, 2002, we had net losses from continuing operations of $43.2 million and cash used by continuing operations of $29.1 million. If we are unable to increase our revenue or scale down our costs and investment expenditures, we will continue to experience negative cash flow.

        In order to provide continuing global support to our operations, enable us to deliver quality customer service, and in order to develop an adequate financial reporting infrastructure, the Company will have to make significant ongoing expenditures for systems and staff. If the Company is unable to increase its revenue or scale down its costs and investment expenditures, it will continue to experience negative cash flow. As of December 31, 2002, the Company had $97.8 million in cash and cash equivalents and $895,000 in restricted cash. The Company believes that its available cash will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. However, unless the capital markets improve in the interim, there is no assurance that the Company will be able to obtain further financing if it is unsuccessful in reaching a steady cash flow position before its cash reserves are depleted.

Significant Accounting Policies

Principles of Consolidation:

        The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. The Company recognizes minority interest for subsidiaries where it owns less than 100% of the equity of the subsidiary. The recording of minority interest eliminates a portion of operating results equal to the percentage of equity it does not own. The Company discontinues allocating losses to the minority interests when the minority interest is reduced to zero. As of December 31, 2002, we owned 100% of all of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents:

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. Restricted cash represents amounts held on deposit with banking institutions for two of our operations.

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

Property and Equipment:

        Property and equipment are recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets, generally three to five years. The Company has purchased software to facilitate its global information processing, financial reporting and access needs. These costs and related software implementation costs are capitalized, in accordance with Statement of Position No. 98-1, "Accounting for the Cost of Internal Use Software," and amortized over the estimated useful life, generally three years. The cost of network infrastructure purchased under indefeasible right of use agreements (IRU) is capitalized and amortized over the lesser of the estimated useful life or term of the agreement, generally 20 to 25 years. Cost includes major expenditures for improvements and replacements, which extend useful lives or increase capacity of the assets. Expenditures for maintenance and repairs are expensed as incurred.

Impairment of long-lived tangible and intangible assets:

        On a periodic basis, management reviews the carrying value of the investment in its operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-lived assets. In its review, management considers the following:

  •
  market and competitive factors, including trends within the telecommunications industry broadly and the market for internet access specifically, as well as general economic trends

  •
  operating and financial trends, including significant underperformance relative to expected historical or projected operating results and

  •
  business outlook for each operation, including changes in the expected revenues and cash flows for each of our operations, changes in our customers and the services that they require and our Strategic Plans for each business.

        The carrying amounts of acquired intangible assets and other tangible long-lived assets are reviewed if facts or changes in circumstances suggest that they may be impaired. If this review indicates the carrying amounts of long-lived assets will not be recoverable, as determined based on estimated undiscounted future cash flows of the acquired assets, the carrying amounts of long-lived assets are reduced to their estimated fair value under SFAS 144 "Accounting for Impairment or Disposal of Long-Lived Assets." In 2002, the Company recorded impairment charges of $625. Prior to the issuance of SFAS 144, APB Opinion No. 17 provided guidance on the valuation of long-lived assets. During

2001, the Company applied the provisions of APB 17, which resulted in an impairment of the Company's fixed assets of $23.8 million.

Goodwill:

        The Company has recorded goodwill and other acquired intangible assets related to its acquisitions. Goodwill and other intangible assets were amortized using the straight-line method over a five-year period during the prior years. The Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" as of January 1, 2002 and in accordance with the statement's provisions, the Company reclassified $850 of acquired workforce as goodwill and ceased amortization of goodwill as of January 1, 2002. The Company reviews goodwill to assess recoverability on an annual basis or when changes in circumstances at each operation warrant a review. Impairments of goodwill are determined in accordance with SFAS No. 142. During the year ended December 31, 2002, the Company recorded goodwill impairment charges of $10.1 million. Prior to the issuance of SFAS 142, APB Opinion No. 17 provided guidance on the valuation of long-lived assets. During 2001, the Company applied the provisions of APB 17, which resulted in an impairment of the Company's goodwill and other acquired intangible assets of $121.5 million.

Loss Per Share:

        Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the year. Diluted loss per share is computed using the weighted-average number of shares of common stock adjusted for the dilutive effect of common stock equivalents, such as convertible preferred stock, stock options, warrants and contingently issuable shares of common stock. Common stock equivalent shares are calculated using the "if-converted" method or the treasury stock method, as applicable. Due to losses by the Company, the following securities that were outstanding for each of the years presented have been excluded from the computation of diluted loss per share, as their effect would be antidilutive:

	Stock Options	Stock Warrants
December 31, 2000	7,988,654	100,000
December 31, 2001	8,529,773	100,000
December 31, 2002	7,329,574	100,000

        There is no difference between basic and diluted loss per share for each of the periods presented.

Comprehensive Loss:

        Comprehensive loss consists of net loss and foreign currency translation adjustments as presented in the consolidated statements of stockholders' equity.

Recognition of revenue:

        The Company derives its revenue from the sale of Internet goods and services, specifically Internet connectivity services and other Internet value-added services, such as networking, hosting, security and professional services.

        The Company applies the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition." ("SAB 101") The Company recognizes revenue from the sale of Internet goods and services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. At the time of the transaction, the Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not perform credit checks on potential customers before providing services. If the Company determines that collection of a fee is not reasonably assured, the revenue is generally recognized upon the receipt of cash, provided other revenue recognition criteria have been satisfied.

        The Company's practices regarding the evidence of an arrangement vary from country to country. Generally, for sales, other than those completed over the Internet, the Company uses either a purchase order or a customer agreement as evidence of an arrangement. For sales over the Internet, the Company generally uses a credit card authorization as evidence of an arrangement.

        All of the Company's connectivity services revenue is recognized as it is earned over the period the services are provided. Revenues from the sale of value-added Internet services, including web hosting, are also recognized over the period in which the services are provided. Revenue from installation, training and consulting is recognized as the related services are rendered, although such amounts have not been material. Revenue from hardware and third-party software sales and configuration is recognized upon delivery or installation of the products, depending on the terms of the arrangement, provided other revenue recognition criteria have been satisfied.

Advertising Costs:

        Costs related to advertising and service promotion are charged to operating expense as incurred. Advertising expense was $4,609, $2,425 and $696 for the years ended December 31, 2000, 2001 and 2002, respectively.

Income Taxes:

        The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. The Company provides a valuation allowance on deferred tax assets when it is more likely than not that such assets will not be realized. In conjunction with business acquisitions, the Company records acquired deferred tax assets and liabilities. Future reversals of the valuation allowance on acquired deferred tax assets will first be applied against goodwill and other intangible assets before recognition of a benefit in the consolidated statements of operations.

Stock-Based Compensation:

        SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. During 2000, prior to the initial public offering, the Company determined that the fair value of the underlying common stock exceeded the exercise price of certain stock option grants by $588. Such amounts, net of forfeitures, were being amortized over the vesting period. During the three months ended March 31, 2002, VIA recorded stock option forfeitures of $1.8 million, which reduced the deferred compensation balance to zero with the corresponding adjustment to additional paid-in capital. The Company recognized an expense of $5,602, $2,978 and $527 in 2000, 2001 and 2002, respectively.

        The Company has adopted the "disclosure only" alternative described in SFAS No. 123, which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied..

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Years Ended December 31,
	2000	2001	2002
Net loss (as reported)	$(77,035)	$(270,928)	$(42,953)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(13,628)	(13,488)	(5,713)
Add back: Total stock-based employee compensation expense determined under APB 25	5,602	2,978	527
Proforma net loss	$(85,061)	$(281,438)	$(48,139)

Net loss per share (as reported)	$(1.46)	$(4.47)	$(0.71)
Net loss per share, (proforma)	$(1.61)	$(4.64)	$(0.80)

        See Note 10 for further details on the number of options granted and the assumptions used to estimate the fair value of options granted.

Foreign Currency:

        The functional currency for the Company's international subsidiaries is the applicable local currency. Transactions in currencies other than the functional currency are translated at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated, are recognized in the consolidated statements of operations as "Foreign currency gains (losses), net."

        The financial statements of the Company's international subsidiaries are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at year-end exchange rates while revenue and expenses are translated at the average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders' equity.

Fair Value of Financial Instruments:

        Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of debt and capital lease obligations approximate their fair value.

Segment Reporting:

        The Company discloses its segments using the "management" approach in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments.

Reclassifications:

        Certain prior year amounts have been reclassified to conform to the current year presentation. Reclassifications have been made to prior year amounts to account for discontinued operations.

Recent Accounting Pronouncements:

        In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Revision of FAS Nos. 4, 44 and 64, Amendment of FASB 13 and Technical Corrections." SFAS No. 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements and is effective for fiscal years beginning after May 2002 for the rescission of FAS No. 4 and FAS No. 13, and all other provisions are effective for financial statements issued on or after May 15, 2002. Early adoption is encouraged. VIA does not believe the adoption of SFAS No. 145 will have a material impact on the financial condition or results of operations.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement is effective for exit disposal activities that are initiated after December 31, 2002, with early adoption encouraged. VIA plans to adopt SFAS 146 on January 1, 2003 and does not believe that the adoption of SFAS 146 will have a material impact on its financial position and results of operations.

        In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. As the Company has not entered into any material guarantee obligations, the adoption of the recognition and initial measurement requirements of FIN 45 will not have a material impact on our financial position, cash flows or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interests entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not currently believe that there are any additional entities that will need to be consolidated following its adoption of FIN 46.

2.    Discontinued Operations

        As part of its turnaround plan and its focus on substantially reducing its negative cash flow, VIA determined to cease funding certain country operations deemed to not materially contribute to its financial strength in the long term. Consistent with this conclusion, VIA completed the sale of its operations in Argentina, Austria and Ireland during 2002. The operation in Argentina, which had been included in the Americas region for segment reporting, was sold on June 11, 2002 to an unrelated third party purchaser. The Austrian operation, which had been included in the European region for segment reporting, was sold to the then-current management team on May 29, 2002. The Irish operation, which had been included in the European region for segment reporting, was sold on August 12, 2002 to a former shareholder and managing director of the Irish operation. These operations were sold for nominal consideration and VIA recognized a gain on the disposal of the three operations in the aggregate amount of $1.9 million, which was entirely due to the reclassification of the accumulated foreign currency translation adjustment to the statement of operations.

        Effective January 1, 2002, VIA adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As each of the Argentine, Austrian and Irish operations disposed of during 2002 represent a component of an entity as defined by SFAS 144, VIA has classified each operation as a discontinued operation for all periods presented. Revenues related to the discontinued operations through the date of sale were approximately $5.0 million, $5.2 million and $1.8 million for the years ended December 31, 2000, 2001 and 2002, respectively. The pre-tax loss, excluding accounting for the sale transaction, related to discontinued operations was approximately $6.2 million, $12.4 million and $1.7 million for the years ended December 31, 2000, 2001 and 2002, respectively.

3.    Businesses Transferred Under Contractual Arrangement

        In May 2002, VIA closed a transaction for the sale of its Brazilian operation to the then-current management team, which included Antonio Tavares, a former executive officer of VIA. Under this transaction, VIA sold 100% of the outstanding capital stock of

        VIA NET.WORKS Brasil S.A. ("VIA Brasil") for $428, of which $30 was paid in cash at closing and the balance by delivery of a promissory note payable over 18 months. The note is secured by a pledge of 93% of the outstanding shares in VIA Brasil, subject to reduction on a pro-rata basis for payments made under the note. The collateralization of the outstanding shares enables VIA to reacquire, at its option, a controlling interest in VIA Brasil if the purchasers default on the obligations under the promissory note.

        VIA expects the funds for payment of the note to come from the individual buyers. Because VIA does not have reasonable assurances that the note will be paid in full, the Company fully reserved against the note receivable at June 30, 2002. Furthermore, management does not consider the shares held as collateral to have significant value.

        Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, VIA will neither treat the Brazilian operation as a discontinued operation nor consolidate any future results of this Brazilian operation. However, once the sale qualifies as an accounting disposition under SAB Topic 5E, VIA will recognize a $2.6 million loss related to the accumulated translation adjustment in the statement of operations. The total assets and liabilities related to the Brazilian operation are shown on the consolidated balance sheet under the captions assets and liabilities of businesses transferred under contractual arrangement. The results of VIA Brasil through the date of sale are included within the results from continuing operations for 2000, 2001 and 2002. Likewise, the cash flows for VIA Brasil for these periods are included in VIA's consolidated cash flows from continuing operations.

        In September 2002, VIA closed a transaction for the sale of 100% of the outstanding capital stock of its subsidiary, VIA NET.WORKS México S.A. de C.V. ("VIA Mexico") to a group of buyers led by the then-current management of VIA Mexico. This operation was sold for nominal consideration. As a part of the sale transaction, the parties also entered into a convertible credit agreement under which VIA agreed to loan VIA Mexico a sum of $2.2 million through three cash draws to be made on or about the closing date of September 4, 2002, September 30, 2002 and October 30, 2002. Under the convertible credit agreement, all outstanding loan amounts together with accrued interest become due and payable on September 4, 2004. This convertible credit agreement provides that upon a change of control of VIA Mexico (which is defined to include a change of greater than 33% of the current equity holding of the company), VIA may elect to convert the outstanding loan amounts into a 19% equity interest of VIA Mexico or accept a cash payment of $600 as payment in full. If VIA accepts conversion of the loan amounts into equity, VIA will be protected from equity dilution, but only with respect to any initial capital increase that causes a change of control event.

        VIA expects the funds for repayment of the loan to come exclusively from future operations of VIA Mexico. Management believes that VIA Mexico's history of past operating losses combined with the difficult economic conditions in the telecommunications industry in the region makes recovery of the loan uncertain. Accordingly, VIA fully provided against the whole amounts under the loan in its results of operations during the third quarter of 2002.

        Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, VIA will neither treat the Mexican operation as a discontinued operation nor consolidate any future results of this Mexican operation. However, once the sale qualifies as an accounting disposition under SAB Topic 5E, VIA will recognize a $2.3 million gain related to the accumulated translation adjustment in the statement of operations. The total assets and liabilities related to the Mexican operation are shown on the consolidated balance sheet under the captions assets and liabilities of businesses transferred under contractual arrangement. The results of VIA Mexico are included within the results from continuing operations for 2000, 2001 and 2002 through the date of sale. Likewise, the cash flows for VIA Mexico for these periods are included in VIA's consolidated cash flows from continuing operations.

4.    Impairment and Restructuring Charges

Impairment charges:

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." During the second quarter of 2002, in light of the significant underperformance of the Italian operation during the first half of the year, the Company initiated an impairment analysis of its long-lived assets for this operation. Based on this analysis, the Company determined that the carrying amounts of certain of its Italian operation's long-lived assets exceeded the future undiscounted cash flows as of June 30, 2002. As a result of the impairment review, the Company determined that the operation's long-lived assets were impaired and recorded an impairment charge of $625. Additionally, the Company tested the operation's goodwill for impairment in accordance with SFAS 142 as it represents a reporting unit. As a result of this analysis, the Company recorded a goodwill impairment charge of $316 for the total goodwill balance at its Italian operation as of June 30, 2002.

        The Company has elected December 31 as its annual impairment review date for all reporting units in accordance with the provisions of SFAS 142, as this was the date when the strategic forecasts were completed for the three years ending December 31, 2005. Upon completion of its annual review, the Company impaired $9.8 million of the goodwill related to its United Kingdom operation. The triggering event for the impairment was the adjustment to future revenue and cost estimates following the completion of the Company's Strategic Plan. The fair value calculated as of December 31, 2002 was based on a discounted cash flow model with appropriate market and business risk factored in. The discounted cash flow model for each reporting unit was based on the Strategic Plan for the three years ending December 31, 2005, and constant annual growth rates thereafter. As a part of the process of creating our Strategic Plan, the Company's management was required to make estimates and assumptions that affect the amounts of future revenues, costs and cash flows. In addition, the use of a discounted cash flow model requires management to make estimates and assumptions about the discount factor, timing of cash flows, terminal values and future growth rates. Changes to these assumptions can have a material impact on the discounted cash flows and the outcome of the impairment review. The assumptions made in calculating the impairment charges represent management's best estimates.

        The composition of impairment charges recorded during 2002 was as follows (in thousands of U.S. dollars):

Fixed assets	$625
Goodwill and other intangible assets	10,068

Total impairment charge	$10,693

        During the three months ended June 30, 2001, decreased valuations of comparable businesses in current market transactions triggered an impairment review of the Company's long-lived assets. As a result of this review, the Company determined that the undiscounted cash flows associated with certain of its long-lived assets would not be sufficient to recover the carrying amount of such assets. In accordance with APB Opinion No.17, the Company recorded a goodwill impairment charge of approximately $48.0 million related to operations in Mexico, U.S.A., Spain and Brazil. The respective amounts for this charge were $31.1 million, $16.1 million, $524 and $324. This impairment charge was taken to reflect the operations in these countries at fair value. The estimates of the fair values of the long-lived assets were based on a valuation of such assets performed by management. The fair values did not consider the value of such assets in a forced sale or liquidation and were based primarily on an analysis of the operations' revenue streams, based on multiples derived from comparable market transactions.

        During the three months ended December 31, 2001, in light of continued economic weakness in the Company's international markets, including the deteriorating economic situation in South America, significant historical operating losses sustained by the Company in its major markets and expected future operating losses, the Company initiated a strategic review of its international operations. In conjunction with this strategic review, the Company performed an impairment analysis of its long-lived assets. As a result, the Company determined that the carrying amounts of certain of its long-lived assets exceeded the future undiscounted cash flows as of December 31, 2001. The Company estimated the fair value of these assets based on a discounted cash flow analysis and recorded an impairment charge of approximately $97.3 million. The assumptions made in calculating the impairment charges, including estimates of cash flows, discount rates, revenue streams and comparable market transactions, represented management's best estimates.

        The $97.3 million impairment charge comprised $73.5 million related to goodwill and other acquired intangible assets and $23.8 million related to fixed assets, including development of the multi-vendor integrated provisioning, billing and customer care platform. The $73.5 million impairment charges of goodwill and other acquired intangible assets related to the Company's operations in Germany, Mexico, France, U.K., Switzerland, the Netherlands, U.S.A., Portugal, Italy, Spain and Brazil. The respective amounts for these charges were $15.3 million, $12.4 million, $9.4 million, $7.9 million, $7.0 million, $6.1 million, $4.8 million, $3.6 million, $3.3 million, $2.4 million and $1.3 million. The $19.1 million fixed asset impairment charges related to the Company's corporate and regional IRU companies and its operations in Mexico, Germany, Brazil, Portugal, France and Switzerland. The respective amounts for these charges were $9.1 million, $4.8 million, $2.3 million, $1.5 million, $644, $581 and $158.

        As a result of the 2001 strategic and operational review, the Company decided to suspend the development and deployment of its multi-vendor integrated provisioning, billing and customer care platform. During the year ended December 31, 2001, the Company recorded an impairment charge of $4.7 million to write-off costs capitalized during the development of the system.

        The composition of impairment charges recorded in 2001 were as follows:

Fixed assets	$23,773
Goodwill and other intangible assets	121,548

Total impairment charges	$145,321

Restructuring charges:

        During the third quarter of 2002, the Company recorded a restructuring charge of $1.0 million related to the closing of the Reston, Virginia office and transfer of corporate office functions to Europe. Additionally, during the fourth quarter of 2002 the Company recorded a restructuring charge of $520 related to severance payments at two of its operations. The composition of the restructuring charges recorded in 2002 was as follows (in thousands of U.S. dollars):

Future operating lease obligations	$597
Employee termination payments	733
Other	217

Total restructuring charge	$1,547

        The future operating lease obligations figure is comprised of $527 related to the Reston office and $70 related to the Italian office. The $527 relates to the payments on the Reston office lease for the remainder of the term, which continues through February 2005, and related legal fees less anticipated income from a sublease of the space. The total future obligation under the lease is approximately $687. The $70 relates to payments on the Italian office lease for the remainder of the non-cancelable term, which continues through March 2005. The total future obligation under the lease is approximately $84. The total obligation, in both Reston and Italy, could be offset by sublease or potential cash payments made in connection with vacating the premise before the lease expires. The Company is currently looking for potential candidates to sublease the spaces and expects to have either subleased the offices or negotiated a cash settlement by the second quarter 2003.

        The employee termination payments of $733 relate to the severance and benefits to be paid to seven headquarters employees, one employee at the Spanish operation and ten employees at the Italian operation. All of the headquarters employees were notified of their termination during the third quarter 2002 and will cease employment by June 30, 2003. The eleven employees at the subsidiaries were notified of their termination and were terminated during the fourth quarter of 2002.

        The other expense of $217 is comprised of $85 paid for consulting fees related to the office close in Reston and $132 paid to cancel consulting contracts and telecommunications contracts at the Italian operation. These other expense figure does not include any costs that will have future benefit to the Company. As of December 31, 2002, the only cash payments made related to the restructuring charges have been the $141 for payments on the Reston office, $126 related to the severance payments at the operation in Spain and $85 in other expenses. Therefore, the total restructuring accrual as of December 31, 2002 is $1,266.

        Management has no other current plans that would affect the carrying value of VIA's assets or liabilities. Certain of the actions VIA might take as part of its turnaround plan may lead to additional impairment or restructuring charges in future periods and such amounts may be material.

5.    Acquisitions of Certain Businesses

        In 2000, the Company made a series of acquisitions of Internet services providers located in Europe, Latin America and the U.S., offering services that included Internet access, web hosting, ecommerce, Internet security and other services, primarily to small and mid-sized businesses.

        Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies were included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including intangible assets, and liabilities assumed, based upon their respective fair values at the acquisition dates. Identifiable intangible assets as of the date of acquisition primarily consisted of a customer base, employee workforce and the trade name. Because the Company's operating strategy following an acquisition resulted in changing the existing target market from residential subscribers to small and mid-sized businesses and focused on the VIA NET.WORKS brand name, the value allocated to the acquired customer bases and trade names was not significant. Likewise, due to the short operating history of most of these acquired businesses, there was uncertainty as to employee retention. As a result, a significant portion of the purchase price has been allocated to goodwill.

        In 2000, the Company completed nine acquisitions for cash, Company stock and notes payable (in thousands of U.S. Dollars):

	Number of Businesses Acquired	Aggregate Purchase Price	Assets Acquired	Liabilities Assumed
2000	9	$75,715	$8,454	$6,356

        During 2001, the Company paid approximately $1.1 million to acquire the remaining interest in one company in Switzerland. Additionally, the Company paid approximately $7.1 million in contingent earn-out payments related to the original purchase of several companies.

        In 2001, VIA NET.WORKS Deutschland completed the sale of its 100% interest in Ecce Terram to that company's former owner. The transaction resulted in no net gain or loss in the consolidated statements of VIA, however, the transaction did result in the relief of $400 of previously recorded debt related to the acquisition of Ecce Terram. The Company also paid approximately $900 to retire debt and approximately $402 for a contingent earn-out payment recognized as compensation expense, both in connection with the original acquisition of DNS, now included as part of VIA NET.WORKS France. Additionally, we paid approximately $500 for a contingent earn-out payment recognized as compensation expense, in connection with the original acquisition of VIA NET.WORKS Spain.

        The following presents the unaudited pro forma results of operations of the Company for the year ended December 31, 2000 as if the acquisitions had been consummated on January 1, 2000. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of goodwill and other intangible assets relating to the acquisitions. Additionally, the table below has been adjusted for the effect of one discontinued operation that was purchased during 2000 and was subsequently sold during 2002.

December 31, 2000
(unaudited)
Revenue	$102,332
Net loss	(84,138)
Basic and diluted loss per share	$(1.59)

        The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at January 1, 2000 or the results that may occur in the future.

6.    Accounts Receivable

        At December 31, 2001 and 2002, accounts receivable are presented net of allowance for doubtful accounts of approximately $8.4 million and $4.5 million, respectively. The allowance for doubtful accounts includes the following:

Description	Balance at beginning of period	Balances of acquired subsidiaries	Charged (credited) to costs and expenses	Deductions(1)	Balance at end of period
Year ended December 31, 2000:
Allowance for doubtful accounts	$1,296	$113	$2,436	$(222)	$3,623

Year ended December 31, 2001:
Allowance for doubtful accounts	$3,623	$—	$7,863	$(3,093)	$8,393

Year ended December 31, 2002:
Allowance for doubtful accounts	$8,393	$—	$(3,930)	$66	$4,529

(1)
Amounts represent the write off of uncollectible accounts receivable balances net of foreign exchange fluctuations.

7.    Property and equipment

        Property and equipment consisted of the following:

	December 31,
	2001	2002
Hardware and other equipment	$15,520	$17,266
Network and data center assets	12,526	13,810
Software	11,174	11,843
Furniture and fixtures	2,140	2,041

	41,360	44,960
Accumulated depreciation and amortization	(20,781)	(31,264)

Property and equipment, net	$20,579	$13,696

        Total depreciation expense was $9,350, $14,232 and $10,080 in 2000, 2001 and 2002, respectively. As of December 31, 2002, the Company held $11,095 of capitalized network infrastructure under capital lease/IRU arrangements. The related accumulated amortization was $8,631. As of December 31, 2002, the Company held $11,843 of capitalized internal use software with related accumulated amortization expense of $7,629.

        During 2002, the Company recorded a fixed asset impairment charge of $625. The table above shows the balances as of December 31, 2002 after the effect of the impairment charges. The respective amounts for the fixed asset impairment charges related to the Hardware and other equipment; Network and data center assets; Software; and Furniture and fixtures was $156; $123; $281 and $65. (See Note 4 for further information.)

8.    Goodwill and Other Acquired Intangible Assets

        VIA adopted SFAS 142, "Accounting for Goodwill and Other Intangible Assets", as of January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with the requirements of SFAS 142, the Company reclassified $850 of acquired workforce as goodwill and ceased amortization of goodwill as of January 1, 2002. During the three months ended March 31, 2002, the Company completed its SFAS 142 transitional impairment test and determined that its goodwill was not impaired as of January 1, 2002, the date of SFAS 142 adoption. The Company performed its annual goodwill impairment analysis for balances as of December 31, 2002. (See Note 4.)

        The changes in the carrying amount of goodwill during the years ended December 31, 2001 and 2002 are as follows (in thousands of U.S. dollars):

	Total	Europe	Americas	Corporate
Balance as of December 31, 2000	$181,082	$97,328	$83,754	$—
Amortization related to continuing operations	(40,446)	(26,488)	(13,958)	—
Amortization related to discontinued operations	(3,102)	(858)	(2,244)	—
Impairment charges related to continuing operations	(121,548)	(55,484)	(66,064)	—
Impairment charges related to discontinued operations	(3,274)	(1,652)	(1,622)	—
Foreign exchange adjustment	4,422	2,204	2,218	—

Balance as of December 31, 2001	$17,134	$15,050	$2,084	$—
Reclassification of acquired workforce	850	772	78	—
Impairment charges related to continuing operations	(10,068)	(10,068)	—	—
Impairment charges related to discontinued operations	(487)	(487)	—	—
Foreign exchange adjustment	1,760	1,760	—	—

Balance as of December 31, 2002	$9,189	$7,027	$2,162	$—

        The Company's intangible assets, consisting of acquired customer lists and acquired workforce, are as follows (in thousands of U.S. dollars):

	December 31, 2001	December 31, 2002
Customer lists	$2,561	$2,582
Workforce	1,415	—
Accumulated amortization	(2,226)	(2,582)

Intangible assets, net	$1,750	$—

        The acquired intangible asset amortization expense for 2000, 2001 and 2002 was $1,144, $2,596 and $921. In the prior years, the value assigned to acquired customer lists and acquired workforce was being amortized over estimated useful lives of five years. However, upon adoption of SFAS 142, on January 1, 2002, the Company reassessed the useful lives of its customer lists and acquired workforce and determined that the remaining useful lives should change from five years to one year. As of December 31, 2002, all intangible assets have been fully amortized.

        The reconciliation of reported net loss from continuing operations to adjusted net loss from continuing operations and adjusted net loss-per-share from continuing operations is as follows (in thousands of U.S. dollars):

	Twelve months ended December 31,
	2000	2001	2002
Net loss from continuing operations	$(70,807)	$(258,510)	$(43,196)
Adjustments:
Amortization of goodwill and acquired workforce	33,411	37,850	—

Adjusted net loss from continuing operations	$(37,396)	$(220,660)	$(43,196)
Weighted average shares outstanding	52,892,772	60,638,960	60,147,704
Adjusted basic and diluted loss per share from continuing operations	$(0.71)	$(3.64)	$(0.72)
Reported basic and diluted loss per share from continuing operations	$(1.34)	$(4.26)	$(0.72)

9.    Short-term Notes, Long-term Debt and Capital Lease Obligations

        Short-term notes, long-term debt and capital lease obligations consisted of the following:

	December 31,
	2001	2002
Debt related to IRU Agreements, 12%	$1,293	$—
Capital lease obligations at interest rates ranging from 7.8% to 8.0%, due monthly to 2004	369	92
Notes payable	211	17

	1,873	109
Less current portion	(1,632)	(63)

Long-term portion	$241	$46

        The scheduled maturities of debt outstanding at December 31, 2002 are summarized as follows:

2003	$63
2004	32
2005	14

$109

10.  Stock Compensation and Retirement Plans

  Key Employee Equity Plan:

        During 1998, the Company adopted the V-I-A Internet Inc. Key Employee Equity Plan (the "KEEP Plan"), an incentive plan to attract and retain qualified officers, key employees, directors and other persons at VIA and our operating companies. The KEEP Plan provides for the granting of stock options to key employees of the Company. Rights are granted with an exercise price as determined by the Company's Board of Directors. On August 9, 2001, the Company amended the KEEP Plan to permit, among other things, grants of non-incentive stock options to employees, consultants or advisors, other than to directors and officers, of the Company. The options granted under the amended KEEP Plan vest over such periods as may be determined by the Board of Directors, generally terminate on the 10th anniversary of the grant date unless terminated earlier, and have exercise price equal to the closing price for our stock on the Nasdaq SmallCap Market on the last trading day immediately prior to the date of grant. As of December 31, 2002 and 2001, the Company had reserved 214,517 common shares for issuance under the amended KEEP Plan. There were no grants related to the amended KEEP Plan during the year ended December 31, 2002.

  Stock Option Plan:

        In 2000, the Company adopted the Amended and Restated 1998 Stock Option and Restricted Stock Plan (the "Option Plan"). The Option Plan allows the Company to issue employees either incentive or non-qualified options, which vest over such periods as may be determined by the Board of Directors, generally two to four years. The options expire no later than ten years and one month after grant date. The Option Plan allows for grants that would allow the grantees to exercise their options prior to vesting in exchange for restricted common stock or restricted stock units, however, no such grants have been made. Options granted prior to our initial public offering in February 2000 have an exercise price equal to the estimated value of the common stock at the date of grant as determined by the Company's Board of Directors. Options granted after the date of our initial public offering have an exercise price equal to the closing price for our stock on the Nasdaq SmallCap Market on the last trading day immediately prior to the date of grant. As of December 31, 2001 and 2002 the Company has reserved 9,200,000 common shares for issuance under the Option Plan.

  Warrants for Common Stock:

        In April 1998, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $2.40, to a non-employee member of the Board of Directors. These warrants vested immediately and expire five years from the grant date. As of December 31, 2002 no warrants have been exercised.

  Fair Value of Stock Options and Warrants:

        For disclosure purposes under SFAS No. 123, the fair value of each stock option and warrant granted is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2000		2001		2002
	KEEP Plan	Option Plan	KEEP Plan	Option Plan	KEEP Plan	Option Plan
Expected life in months	2	48–84	—	84	—	12–120
Risk-free interest rate	5.5%	6%	0%	5.02%	0%	4.61%
Volatility	90%	90%	0%	125%	0%	90%
Dividend yield	0%	0%	0%	0%	0%	0%

        Utilizing these assumptions, the weighted-average fair value of the stock options granted was as follows:

	2000	2001	2002
KEEP Plan	$3.22	$—	$
Option Plan	$12.17	$1.87		$0.55

        Under the above model, the total fair value of stock options granted was approximately $47,057, $3,643 and $1,838 in 2000, 2001 and 2002, respectively, which would be amortized on a pro forma basis over the option-vesting period.

        Following is a summary of the Company's stock option and warrant activity through December 31, 2002:

	Number of Shares of Common Stock
					Weighted Average Exercise Price
	KEEP Plan	Option Plan	Warrants	Price Per Share
Balance at December 31, 1999	60,000	5,356,498	100,000	$1.00–$ 9.75	$6.16

Granted	37,500	4,006,150	—	$6.13–$21.63	$15.12
Exercised	(90,325)	(384,279)	—	$2.40–$ 9.00	$4.96
Forfeited	(7,175)	(989,715)	—	$2.40–$19.00	$9.94

Balance at December 31, 2000	—	7,988,654	100,000	$1.00–$21.63	$10.49

Granted	—	1,951,760	—	$0.86–$ 6.13	$2.04
Exercised	—	(12,901)	—	$2.40–$ 4.00	$3.65
Forfeited	—	(1,397,740)	—	$2.05–$19.00	$10.86

Balance at December 31, 2001	—	8,529,773	100,000	$0.86–$21.63	$8.61

Granted	—	3,370,000	—	$0.54–$ 1.01	$0.66
Exercised	—	—	—	$—	$—
Forfeited	—	(4,570,199)	—	$0.86–$21.63	$9.55

Balance at December 31, 2002	—	7,329,574	100,000	$0.54–$19.00	$4.34

Exercisable, December 31, 2000	—	2,086,639	100,000	$1.00–$18.69	$6.38

Exercisable, December 31, 2001	—	3,704,962	100,000	$1.00–$21.63	$9.17

Exercisable, December 31, 2002	—	3,761,134	100,000	$0.56–$19.00	$6.21

        The following table summarizes information about the outstanding and exercisable options and warrants at December 31, 2002:

Exercise Price	Outstanding Number of Shares	Weighted-Average Remaining Contractual Life (Months)	Exercisable Number of Shares
$0.54	1,000,000	118.1	—
$0.56	150,000	118.1	150,000
$0.59	110,000	117.5	10,000
$0.60	75,000	116.8	—
$0.63	260,000	113.0	10,000
$0.65	660,000	116.9	185,000
$0.66	150,000	112.4	—
$0.71	10,000	115.5	10,000
$0.78	315,000	93.2	75,000
$0.82	245,000	111.1	—
$0.83	240,000	30.0	100,000
$0.86	539,400	70.9	277,338
$0.99	100,000	108.8	100,000
$1.00	300,000	36.7	300,000
$1.01	55,000	109.0	55,000
$1.18	106,000	103.3	33,125
$2.05	145,700	100.7	54,638
$2.40	204,219	28.5	204,219
$4.00	540,625	42.3	532,602
$6.13	227,000	95.4	114,996
$8.25	114,750	80.4	106,068
$9.00	898,214	51.3	819,571
$9.75	61,000	83.0	46,152
$12.94	18,750	92.1	10,938
$14.88	40,000	92.0	24,375
$16.00	125,000	84.6	90,832
$18.69	213,750	89.9	133,593
$19.00	425,166	87.2	317,687

	7,329,574	84.7	3,761,134

11.  Stockholders' Equity

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

12.  Income Taxes

        The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

	For the Years Ended December 31,
	2000	2001	2002
Statutory U.S. federal income tax rate	34%	34%	34%
State income taxes, net	1	—	3
Minority interest	1	—	—
Intangibles amortization	(15)	(5)	(1)
Goodwill Impairment charges	—	(15)	(8)
Change in valuation allowance	(17)	(12)	(34)
Foreign tax differential	(3)	(2)	6

Effective income tax rate	1%	0%	0%

        The (benefit from) provision for income taxes from continuing operations is summarized below:

	For the Years Ended December 31,
	2000	2001	2002
Current income taxes:
International	$962	$(3)	$(10)
Federal	—	(246)	—
State	27	(29)	(39)

	989	(278)	(49)
Deferred income taxes:
International	12	(12)	—
Federal	—	—	—
State	—	—	—

Total deferred income taxes	12	(12)	—

Total (benefit from) provision for income taxes	$1,001	$(290)	$(49)

        The components of loss from continuing operations before income taxes and minority interest are as follows:

	For the Years Ended December 31,
	2000	2001	2002
U.S operations	$(17,693)	$(45,125)	$(35,864)
Non-U.S. operations	(54,484)	(213,748)	(7,381)

	$(72,177)	$(258,873)	$(43,245)

        There have been no tax amounts allocated to our discontinued operations.Deferred tax assets and liabilities were comprised of the following:

	2000	2001	2002
Deferred tax assets:
Federal net operating loss carryforward	$6,088	$13,243	$74,088
Start-up costs	294	170	46
Cash to accrual adjustment at U.S. subsidiary	335	19	9
Deferred compensation	2,435	1,326	4,214
Unrealized foreign currency loss	—	368	—
Other International	1,675	9,127	9,127
Other	1,623	2,031	4,772
International subsidiaries net operating loss carryforward	16,482	31,927	28,943

Gross deferred tax assets	28,932	58,211	121,199

Valuation allowance	(25,076)	(58,081)	(117,574)
Net deferred tax assets	3,856	130	3,625
Deferred tax liabilities:
Unrealized foreign currency gain	(341)	—	(3,515)
Foreign acquired intangible assets	(3,467)	—	—
Fixed assets	(60)	(130)	(110)

Gross deferred tax liabilities	(3,868)	(130)	(3,625)

Net deferred tax asset (liability)	$(12)	$—	$—

        The amounts of deferred tax asset and liability for the year ended December 31, 2002 presented above are exclusive of any amounts pertaining to discontinued operations. The deferred tax asset and liability balances disclosed for the years ended December 31, 2000 and 2001 are inclusive of both continuing and discontinued operations. The gross deferred tax balances related to discontinued operations are as follows:

	2000	2001
International Subsidiaries—other	45,249	240,103
International Subsidiaries—NOLS	3,500,222	4,363,321
Valuation Allowance	(3,545,471)	(4,603,424)

        Deferred taxes from continuing operations in the year were classified on the Consolidated Balance Sheet as $3,387 deferred non-current asset and $3,387 deferred current liability.

        The net deferred tax assets have been reduced by a valuation allowance since management has determined that currently it is more likely than not that these benefits will not be realized. The change in the valuation allowance was an increase of $59,493 in 2002, which is primarily related to additional operating losses in the U.S. and foreign jurisdictions and amounts attributable to the decrease of both U.S. and foreign fixed assets and purchased intangible assets other than goodwill for the foreign subsidiaries. The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of these valuation allowances.

        At December 31, 2000, 2001 and 2002, the Company had U.S. net operating loss carryforwards of approximately $16,022, $34,849 and $177,290 respectively, which may be used to offset future taxable income. These carryforwards begin to expire in 2018. Further, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company's ownership occur.

        At December 31, 2000, 2001 and 2002, the Company had net operating loss carryforwards from continuing operations generated by its foreign subsidiaries of approximately $33,064, $78,022 and $79,315 respectively, of which $24,091 expires between 2003 and 2017 and $55,223 has an indefinite carryforward period. It is expected that all earnings generated from foreign subsidiaries will be permanently reinvested in those subsidiaries.

13.  Commitments and Contingencies

        The Company leases office space and equipment under non-cancelable operating leases expiring on various dates through 2010. In addition, the Company is required to make quarterly payments for certain operations and maintenance services over the life of the IRU arrangements ranging from 20-25 years. Rent expense for the years ended December 31, 2000, 2001 and 2002 was $3,444, $5,289 and $4,327, respectively.

        The Company also leases telecommunications and other equipment under capital leases. Future minimum lease payments under non-cancelable operating leases (including operations and maintenance payments under IRU agreements) and capital leases at December 31, 2002 are as follows:

	Year Ending December 31, 2002
	Operating	Capital
2003	$4,214	$48
2004	3,385	33
2005	2,393	14
2006	1,965	—
2007	1,620	—
2008 and thereafter	6,997	—

	$20,574	95

Less amount representing future interest		(3)

Present value of future minimum lease payments		$92

        On November 5, 2001 a class action lawsuit was filed in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported its initial public offering ("IPO") and certain of its officers, under the title O'Leary v. Via Net.works [sic], et al [01-CV-9720] (the "Complaint"). An amended complaint was filed in April 2002. The Complaint alleges that the prospectus the Company filed with its registration statement in connection with its IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices ("Tie-in Arrangements"), thereby artificially inflating the Company's stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. This Complaint is one of over 300 similar suits filed to date against underwriters, issuers and their officers alleging similar activities, known as "laddering," all of which are included in a single coordinated proceeding in the Southern District of New York, or the IPO Litigation.

        On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002 the Company, along with other non-underwriter defendants in the coordinated cases also moved to dismiss the litigation. On February 19, 2003, the court ruled on the motions. The Court granted the Company's motion to dismiss the claims against it under Rule 10b-5 for lack of the required specificity, yet granted plaintiffs leave to replead their Rule 10b-5 claims. Plaintiffs have informed our counsel of their intent to replead these claims against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. The individual defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. The Company continues to believe the court will find no wrongdoing on the part of VIA or its former officers. The Company will continue to vigorously defend against these allegations.

        The Company is subject to claims and legal proceedings that arise in the ordinary course of its business operations. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company does not believe that any of these matters will have a material adverse affect on its business, assets or operations.

14.  Segment Reporting

        VIA offers a variety of Internet access, managed bandwidth, web hosting, ecommerce, Internet security and related services to businesses and consumers in Europe and the Americas. As of December 31, 2002, VIA served primary markets in nine countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design, Internet security and consulting services, and sale of third-party hardware and software.

        Beginning in the first quarter of 2002, VIA reevaluated its reportable segments and grouped all of the European operating companies into one reportable segment. Similarly, the Company grouped all of the operating companies located in North and South America into one reportable segment. The Company evaluates the performance of its segments based on revenue and loss from continuing operations before interest, taxes, depreciation and amortization, impairment and restructuring charges and non-cash compensation charges ("adjusted EBITDA"). Corporate expenses, which also include the regional IRU companies, are shown to reconcile to the total consolidated figures. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts. Prior period amounts have been reclassified to conform to the current period presentation. In prior reporting periods, the Company has provided information on categories of revenues that it generates. Because of the limitations the Company has experienced in and with its legacy billing platforms and its ongoing projects to address these limitations, the Company is not currently able to provide an accurate breakdown of its revenues. The Company anticipates that when it has completed its various systems and process remediation efforts, it will begin again to report revenue categories.

        The table below presents information about the reported revenue, adjusted EBITDA, impairment and restructuring charges and assets from continuing operations of the Company's segments for years ended December 31, 2000, 2001 and 2002 (in thousands of U.S. dollars).

	Europe	Americas	Corporate	Total
Total assets as of December 31, 2000	$141,510	$99,013	$240,625	$481,148
Total assets as of December 31, 2001	$51,336	$7,294	$140,071	$198,701
Total assets as of December 31, 2002	$37,444	$6,422	$101,955	$145,821
Total long-lived asset additions as of December 31, 2000	$8,808	$4,579	$3,367	$16,754
Total long-lived asset additions as of December 31, 2001	$7,936	$2,134	$12,040	$22,110
Total long-lived asset additions as of December 31, 2002	$2,350	$961	$423	$3,734
The year ended December 31, 2000:
Revenue	$76,258	$18,121	$—	$94,379
Adjusted EBITDA	(3,273)	(7,000)	(16,413)	(26,686)
Impairment and restructuring charges	—	—	—	—
The year ended December 31, 2001:
Revenue	$63,743	$21,125	$—	$84,868
Adjusted EBITDA	(24,159)	(8,177)	(24,609)	(56,945)
Impairment and restructuring charges	59,146	72,351	13,824	145,321
The year ended December 31, 2002:
Revenue	$64,006	$11,252	$—	$75,258
Adjusted EBITDA	(4,293)	(3,250)	(25,515)	(33,058)
Impairment and restructuring charges	11,213	—	1,027	12,240

        At December 31, 2002, goodwill for Europe and the Americas was $7.0 million and $2.2 million, respectively. During the second quarter of 2002, VIA sold its operations in Argentina, Austria and Brazil. During the third quarter of 2002, VIA sold its operations in Ireland and Mexico. Our operations in Argentina, Austria and Ireland are considered discontinued operations. The Argentine operation was previously reported in the Americas region and the Austrian and Irish operations were previously reported in the Europe region. (See Notes 2 and 3.)

        Adjustments to reconcile total adjusted EBITDA to loss from continuing operations before income taxes and minority interest are as follows:

	For the Year Ended December 31, 2000	For the Year Ended December 31, 2001	For the Year Ended December 31, 2002
Adjusted EBITDA	$(26,686)	$(56,945)	$(33,058)
Non-cash compensation	(5,602)	(2,978)	(527)
Impairment and restructuring charges	—	(145,321)	(12,240)
Depreciation and amortization	(43,905)	(54,678)	(11,001)

Operating loss from continuing operations	(76,193)	(259,922)	(56,826)
Interest income, net	10,987	6,970	2,080
Other expense and foreign currency gains (losses), net	(6,971)	(5,921)	11,501

Loss from continuing operations before income taxes and minority interest	$(72,177)	$(258,873)	$(43,245)

        For 2002, the four largest revenue producing countries, the United Kingdom, Germany, France and Switzerland, generated revenues in the amounts of $23,973, $10,521, $7,676 and $7,372, respectively. For 2001, the revenue generated by these same countries was $25,946, $12,701, $9,402 and $3,492, respectively. For 2000, the revenue generated by these countries was $40,158, $13,088, $8,234 and $2,861, respectively.

        The total long-lived asset balance for the United Kingdom, Germany, France and Switzerland as of December 31, 2000 was $37,556, $20,986, $15,566 and $5,672, respectively. The total long-lived asset balance for these same countries as of December 31, 2001 was $18,150, $380, $1,477 and $681, respectively. The total long-lived asset balance for these countries as of December 31, 2002 was $7,236, $621, $1,583 and $720, respectively.

        Revenue from the U.S. operating company, for the period in 2000 for which it was owned, was $1,364. The U.S. operating company revenue for the years 2001 and 2002 was $3,852 and $3,790, respectively. The total long-lived asset balance for the U.S. operating company as of December 31, 2000, 2001 and 2002 was $28,673, $3,377 and $2,833, respectively.

15.  Related Party Transaction

        During the first quarter of 2002, VIA NET.WORKS Europe Holding, B.V. ("VIA Europe"), a wholly-owned indirect subsidiary of VIA, entered into a loan agreement with MERCUR Einhundertsechzehnte Vermögensverwaltung GmbH ("Mercur") under which VIA Europe agreed to lend Mercur $1 million. Mercur is a wholly-owned indirect subsidiary of Norwest Equity Partners VII LP ("NEP VII"), which is an affiliated fund of Norwest Venture Capital Management ("NVCM"). Norwest Equity Capital and Norwest Venture Partners VI L.P., affiliates of NVCM, hold over 5% of VIA's common stock. Erik Torgerson, a General Partner of Norwest Equity Partners and an officer of NVCM and a member of Norwest Equity Capital, is a member of VIA's board of directors and chairman of its audit committee. The loan by VIA was part of an aggregate $2.9 million lending facility provided to Mercur by VIA, NEP VII and J.P. Morgan International Capital Corporation. The purpose of the facility was to enable Mercur to lend an equivalent amount to riodata GmbH, a German Internet virtual private network and data services provider ("riodata"). The loan to riodata, which was secured by a lien on its accounts receivable, was intended to provide riodata a period of time of approximately three weeks to pay its obligations and avoid being required to file for insolvency under

German law. As a part of the loan transaction, riodata agreed to provide VIA, NEP VII and J.P. Morgan exclusive rights to conduct commercial, financial and legal due diligence of riodata for the purposes of a possible investment in riodata. Currently, NEP VII and J.P. Morgan are minority investors in riodata. VIA's loan participation was discussed and approved by its board of directors. Subsequent to the funding of the loan, VIA determined that, based on its diligence of riodata, it would not proceed with an investment in riodata. riodata has subsequently filed for insolvency under German law. VIA received from Mercur payment of $708,000 on the loan amounts. A loss of $292,000 was recorded as other expense in VIA's statement of operations for the year ended December 31, 2002.

        In connection with and concurrent to his appointment as chairman of the board of directors, VIA entered into a letter agreement with Michael McTighe, effective as of September 1, 2002. Under the terms of the letter agreement, Mr. McTighe agreed to assume the role of chairman of the board of directors and also provide certain consultancy services to the VIA and its group companies, including providing strategic guidance and direction and operational advice and consultation to VIA's senior management team. The letter agreement provides for VIA to pay Mr. McTighe a total of £60,000 per annum, of which £42,552.50 per annum is payable to Mr. McTighe in consideration for his advisory services. Under the letter agreement, Mr. McTighe was also entitled to a one-time option grant to purchase up to 250,000 shares of VIA common stock, which options will vest over three years. The agreement provides that either party may terminate the consultancy agreement by giving no less than one month written notice to the other. The compensation payable to Mr. McTighe under the letter agreement is in lieu of payment to him of any cash fees payable to other VIA directors under our director compensation policy.

EXHIBIT INDEX

Exhibit
3.1	Amended and Restated Certificate of Incorporation of VIA NET.WORKS, Inc. (1)
3.2	Amended and Restated Bylaws of the VIA NET.WORKS, Inc. (2)
10.1*	Amended and Restated 1998 Stock Option and Restricted Stock Plan (2)
10.2*	Form of 1998 Stock Option and Restricted Stock Plan Incentive Stock Option Agreement for Executive employee (4)
10.3*	Form of 1998 Stock Option and Restricted Stock Plan Incentive Stock Option Agreement for non-executive employee (4)
10.4*	Key Employee Equity Plan, as amended (5)
10.5*	Amendment No. 2 to Key Employee Equity Plan (2)
10.6	Form of Purchase Agreement by and between VIA and its preferred stockholders (3)
10.7**	Indefeasible Right of Use Agreement in Inland Capacity (United Kingdom), dated as of June 21, 1999, by and between GT U.K. Ltd. and VIA NET.WORKS Europe Holding B.V. (5)
10.8**	Indefeasible Right of Use Agreement in Inland Capacity (United States), dated as of June 21, 1999, by and between GT Landing Corp. and VIA NET.WORKS Europe Holding B.V. (5)
10.9**	Capacity Purchase Agreement, dated as of June 21, 1999, by and between Atlantic Crossing Ltd. And VIA NET.WORKS Europe Holding B.V. (5)
10.10**	Customer Agreement for an IRU Capacity, dated as of July 21, 1999, by and between iaxis Limited and VIA NET.WORKS, Europe Holding B.V. (5)
10.11**	Software License and Support Agreement by and between Portal Software, Inc. and VIA Net Works, U.K. Limited, dated as of October 29, 1999 (5)
10.12	Distribution and Revenue Sharing Agreement, dated as of June 30, 1999, by and between Trellix Corporation and VIA NET.WORKS, Inc. (5)
10.13	Amended and Restated Stockholders Agreement by and among VIA NET.WORKS, Inc. and the additional parties named therein, dated as of April 20, 1999 (5)
10.14	Registration Rights Agreement by and among VIA NET.WORKS, Inc. and the stockholders named therein (4)
10.15	Transit Service Agreement, dated as of August 1, 1999, between Verio Inc. and VIA NET.WORKS, Inc. (5)
10.16*	Employee Letter Agreement between VIA and Antonio Tavares (4)
10.17*	Employee Confidentiality Agreement between VIA and Antonio Tavares (4)
10.18*	Retention Agreement by and between Dialdata and Antonio Tavares (4)
10.19*	Termination Agreement by and between Dialdata and Antonio Tavares (4)
10.20*	Form of Indemnification Agreement by and between VIA and its officers and directors (2)
10.21*	Compromise Agreement dated November 19, 2001 between VIA NET.WORKS, Inc. et al and Peter Shephard

E-1

10.22*	Employment Separation Agreement and Mutual Release between VIA NET.WORKS, Inc. and David M. D'Ottavio
10.23*	Letter Agreement dated January 18, 2002 between VIA NET.WORKS, Inc. and Karl Maier
10.24*	Employment Separation Agreement and Mutual Release between VIA NET.WORKS, Inc. and Michael J. Simmons
10.25*	Employment Separation Agreement and Mutual Release between VIA NET.WORKS, Inc. and Catherine A. Graham
10.26*	Employment Agreement dated April 24, 2002 between VIA NET.WORKS, Inc. and Matt S. Nydell
10.27*	Employment Agreement dated April 24, 2002 between VIA NET.WORKS, Inc. and Karl Maier
10.28*	Employment Agreement dated March 28, 2002 between VIA NET.WORKS, Inc. and Ben Buttolph
10.29*	Employment Agreement dated October 30, 2002 between VIA NET.WORKS, Inc. and Rhett S. Williams
10.30*	Employment Agreement dated January 7, 2003 between VIA NET.WORKS, Inc. and Fraser Park
10.31*	Separation and Release Agreement dated February 21, 2003 between VIA NET.WORKS, Inc. and Karl Maier
10.32*	Consultant Agreement dated September 12, 2002 between VIA NET.WORKS, Inc. and Mike McTighe
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Deloitte & Touche
99.2	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

E-2

QuickLinks

PREFACE
VIA NET.WORKS, INC. TABLE OF CONTENTS
PART I
  Item 1. Business
VIA Operations
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
RESULTS OF OPERATIONS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURE
SIGNATURES
Certification
Certification
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT ACCOUNTANTS
VIA NET.WORKS, INC. CONSOLIDATED BALANCE SHEETS (in thousands of U.S Dollars, except share data)
VIA NET.WORKS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands of U.S. Dollars, except share and per share data)
VIA NET.WORKS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS
VIA NET.WORKS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of U.S. Dollars)
VIA NET.WORKS, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in thousands of U.S. Dollars, except share and per share data)
EXHIBIT INDEX