Form 10-Q
period 2003-03-31
VIA NET WORKS INC
filed 2003-05-12
CIK 1098402

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-29391

VIA NET.WORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	431203483800
(State or other jurisdiction)	(I.R.S. Employer Identification No.)

H. Walaardt Sacrestraat 401-403

1117 BM Schiphol

Amsterdam, The Netherlands

(Address of principal executive offices)

Registrant’s telephone number, including area code: +31 203 483800

St Giles House 25 Kings Road

Reading, RG1 3AR

United Kingdom

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

As of May 6th, 2003, there were outstanding 55,794,900 shares of the registrant’s common stock and 5,050,000 shares of the registrant’s non-voting common stock.

VIA NET.WORKS, INC.

PART I

Item 1. Financial Statements

VIA NET.WORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S dollars, except share data)

	December 31, 2002	March 31, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,813	$91,068
Restricted cash	895	912
Trade and other accounts receivable, net of allowance of $4,529 and $3,628 respectively	13,037	10,618
Other current assets	3,900	5,583
Total current assets	115,645	108,181
Property and equipment, net	13,696	12,131
Goodwill, net	9,189	9,236
Other non-current assets	762	751
Deferred tax asset	3,387	3,387
Assets of businesses transferred under contractual arrangements	3,142	2,971
Total assets	$145,821	$136,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,897	$6,962
VAT and other taxes payable	922	768
Short-term notes, current portion of long-term debt and capital lease obligations	63	31
Deferred revenue	13,516	12,367
Accrued expenses	9,922	10,303
Deferred tax liability	3,387	3,387
Other current liabilities	2,092	2,262
Total current liabilities	37,799	36,080
Long-term debt and capital lease obligations, less current portion	46	47
Liabilities of businesses transferred under contractual arrangements	3,396	3,211
Total liabilities	41,241	39,338

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 132,500,000 shares authorized; 60,844,900 shares issued and outstanding; respectively	61	61
Additional paid-in capital	555,574	555,574
Treasury stock, 697,196 shares	(733)	(733)
Accumulated deficit	(427,574)	(433,049)
Accumulated other comprehensive loss	(22,463)	(24,264)
Accumulated other comprehensive loss of businesses transferred under contractual arrangement	(285)	(270)
Total stockholders’ equity	104,580	97,319
Total liabilities and stockholders’ equity	$145,821	$136,657

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2002	2003

Revenue	18,285	18,080
Operating costs and expenses:
Internet services	11,157	8,623
Selling, general and administrative	20,732	14,913
Restructuring and impairment charges	—	867
Depreciation and amortization	2,822	2,048
Total operating costs and expenses	34,711	26,451
Operating loss from continuing operations	(16,426)	(8,371)
Interest income	686	422
Interest expense	(41)	(9)
Other expense, net	(209)	(64)
Foreign currency gains (losses), net	(2,491)	2,547
Loss from continuing operations before income taxes	(18,481)	(5,475)
Income tax	—	—
Net loss from continuing operations	(18,481)	(5,475)
Discontinued operations:
Loss from discontinued operations	(1,075)	—
Net loss	(19,556)	(5,475)
Basic and diluted loss per share:
Continuing operations	(0.31)	(0.09)
Discontinued operations	(0.02)	—
Net loss per share—basic and diluted	(0.33)	(0.09)

Shares used in computing basic and diluted loss per share	60,147,704	60,147,704

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(Unaudited)

	For the three months ended March 31,
	2002	2003
Cash flows from operating activities:
Net loss from continuing operations	(18,481)	(5,475)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,822	2,048
Impairment of fixed assets	—	134
Employee stock compensation	527	—
Provision (benefit) for doubtful accounts receivable	(838)	234
Unrealized foreign currency transaction (gains) losses	2,052	(1,769)
Non-cash other expense	358	—
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	735	2,321
Other current assets	(1,018)	(1,768)
Other non-current assets	(62)	—
Accounts payable	4,291	(1,065)
VAT and other taxes payable	(779)	(150)
Accrued expenses	(2,674)	349
Other current liabilities	(90)	106
Deferred revenue	596	(1,122)
Net cash used in operating activities	(12,561)	(6,157)
Cash flows from investing activities:
Increase in restricted cash	—	(17)
Purchases of property, equipment and other assets	(1,003)	(552)
Note receivable from related party	(1,000)	—
Net cash used in investing activities	(2,003)	(569)
Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(440)	(30)
Net cash used in financing activities	(440)	(30)
Cash flows used by discontinued operations	(454)	—
Effect of currency exchange rate changes on cash	(558)	11
Net decrease in cash and cash equivalents	(16,016)	(6,745)
Cash and cash equivalents, beginning of period	137,854	97,813
Cash and cash equivalents, end of period	121,838	91,068

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation and Recent Pronouncements

These consolidated financial statements as of March 31, 2003 and for the three month periods ended March 31, 2002 and 2003 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. (“VIA” or “the Company”) as of and for the year ended December 31, 2002, included in VIA’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“2002 Annual Report”). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the financial statements included in the 2002 Annual Report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of VIA at March 31, 2003 and the results of its operations and its cash flows for the three month periods ended March 31, 2002 and 2003. The results of operations for the three-month period ended March 31, 2003 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires VIA to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results could differ from the recorded estimates.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interests entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not currently believe that there are any additional entities that will need to be consolidated following its adoption of FIN 46.

In April 2003 the Financial Accounting Standards Board (FASB) issued Statement No. 149 (SFAS No. 149), Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 also amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively. The Company will adopt the provisions of SFAS No. 149 on July 1, 2003. However, it does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

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

Effective January 1, 2002, VIA adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As each of the Argentine, Austrian and Irish operations disposed of during 2002 represent a component of an entity as defined by SFAS 144, we have classified each operation as a discontinued operation for the period ended March 31, 2002. Revenues related to the discontinued operations were approximately $1.0 million and $0 million for the three months ended March 31, 2002 and 2003, respectively. The pre-tax loss, excluding accounting for the sale transaction, related to discontinued operations was approximately $1.1 million and $0 million for the three months ended March 31, 2002 and 2003, respectively.

3.             Businesses Transferred Under Contractual Arrangements

In May 2002, VIA closed a transaction for the sale of its Brazilian operation to the then-current management team, which included Antonio Tavares, a former executive officer of VIA. Under this transaction, VIA sold 100% of the outstanding capital stock of VIA NET.WORKS Brasil S.A. (“VIA Brasil”) for $428, of which $30 was paid in cash at closing and the balance by delivery of a promissory note payable over 18 months. The note is secured by a pledge of 93% of the outstanding shares in VIA Brasil, subject to reduction on a pro-rata basis for payments made under the note. The collateralization of the outstanding shares enables VIA to reacquire, at its option, a controlling interest in VIA Brasil if the purchasers default on the obligations under the promissory note.

VIA expects the funds for payment of the note to come from the individual buyers. Because VIA does not have reasonable assurances that the note will be paid in full, the Company fully reserved against the note receivable at June 30, 2002. Furthermore, management does not consider the shares held as collateral to have significant value. As of March 31, 2003 the purchasers were in default on their payment obligations under the note. VIA has declared the note in default and is seeking immediate payment of the entire balance, including accrued and unpaid interest. No amounts have been reflected in either period for accrued interest.

Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, VIA will neither treat the Brazilian operation as a discontinued operation nor consolidate any future results of this Brazilian operation. However, once the sale qualifies as an accounting disposition under SAB Topic 5E, VIA will recognize a $2.6 million loss related to the accumulated translation adjustment in the statement of operations. The total assets and liabilities related to the Brazilian operation are shown on the consolidated balance sheet under the captions assets and liabilities of businesses transferred under contractual arrangement. The results of VIA Brasil are included within the results from continuing operations for the period ended March 31, 2002. Likewise, the cash flows for VIA Brasil for this period are included in VIA’s consolidated cash flows from continuing operations.

In September 2002, VIA closed a transaction for the sale of 100% of the outstanding capital stock of its subsidiary, VIA NET.WORKS México S.A. de C.V. (“VIA Mexico”) to a group of buyers led by the then-current management of VIA Mexico. This operation was sold for nominal consideration. As a part of the sale transaction, the parties also entered into a convertible credit agreement under which VIA agreed to loan VIA Mexico a sum of $2.2 million through three cash draws to be made on or about the closing date of September 4, 2002, September 30, 2002 and October 30, 2002. These three draws were made according to the time schedule. Under the convertible credit agreement, all outstanding loan amounts together with accrued interest become due and payable on September 4, 2004. This convertible credit agreement provides that upon a change of control of VIA Mexico (which is defined to include a change of greater than 33% of the current equity holding of the company), VIA may elect to convert the outstanding loan amounts into a 19% equity interest of VIA Mexico or accept a cash payment of $600 as payment in full. If VIA accepts conversion of the loan amounts into equity, VIA will be protected from equity dilution, but only with respect to any initial capital increase that causes a change of control event.

VIA expects the funds for repayment of the loan to come exclusively from future operations of VIA Mexico. Management believes that VIA Mexico’s history of past operating losses combined with the difficult economic conditions in the telecommunications industry in the region makes recovery of the loan uncertain. Accordingly, VIA fully provided against the whole amounts under the loan in its results of operations during the third quarter of 2002.

Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, VIA will neither treat the Mexican operation as a discontinued operation nor consolidate any future results of this Mexican operation. However, once the sale qualifies as an accounting disposition under SAB Topic 5E, VIA will recognize a $2.3 million gain related to the accumulated translation adjustment in the statement of operations. The total assets and liabilities related to the Mexican operation are shown on the consolidated balance sheet under the captions assets and liabilities of businesses transferred under contractual arrangement. The results of VIA Mexico are included within the results from continuing operations for the period ended March 31, 2002. Likewise, the cash flows for VIA Mexico for this period are included in VIA’s consolidated cash flows from continuing operations.

4.             Restructuring and Impairment Charges

During the first quarter of 2003, the Company recorded restructuring charges of $733 and fixed asset impairment charges of

$134.  The restructuring charge related to severance payments at four of its operations and an adjustment to the future lease obligations for the closure of the Reston, Virginia office.  There were no restructuring charges in the first quarter 2002.  Changes in the restructuring provision in the three months ended March 31, 2003 were as follows (in thousands of U.S. dollars):

	Future operating lease obligations	Employee termination payments	Other	Total
Balance as of December 31, 2002	526	607	133	1,266
Costs incurred	57	676	—	733
Amounts paid	(107)	(736)	(38)	(881)
Balance as of March 31, 2003	476	547	95	1,118

The future operating lease obligations figure is comprised of $440 related to the Reston office and $36 related to the Italian office. The accruals have been drawn down by the monthly payments on the office leases for the remainder of the terms, which continue through February 2005 and March 2005 respectively and related legal fees less anticipated income from a sublease of the space. The costs incurred have been adjusted for the current value of the sublease opportunity. The Company has received an offer to sublease the Reston office space and expects to have subleased the office by the end of the second quarter 2003.

The employee termination costs incurred in the quarter of $676 relate to the severance and benefits for employees at four European operations and these specific terminations will be completed by July 31, 2003.  Cash payments of $736 were made in the quarter ($438 by European operations and $298 by Corporate).

The other expense of $95 is comprised of fees to cancel consulting contracts and telecommunications contracts at the Italian operation that will not have any future benefit to VIA.

As a result of the closure of the Reston office the Company recorded an impairment charge of $134 in the period for fixed asset fixtures and fittings that were written down to net realisable value.

Management has no other commitments that would affect the carrying value of VIA’s assets or liabilities. However, certain of the actions VIA might take as part of its strategic plan may lead to additional impairment or restructuring charges in future periods and such amounts may be material.

5.             Income Tax

The provision for taxes based on income for the 2003 and 2002 interim periods was computed in accordance with Interpretation No 18 of Accounting Principles Board Opinion No.28 on reporting taxes for interim periods and was based on managements expectations of tax expense for the year being $0.

6.             Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2002 and 2003 was as follows (in thousands of U.S. dollars):

	Three months ended March 31,
	2002	2003
Net loss	(19,556)	(5,475)
Foreign currency translation adjustment gains (losses)	1,988	(1,786)
Comprehensive loss	(17,568)	(7,261)

7.             Property and Equipment

Property and equipment consisted of the following (in thousands of U.S. dollars):

	December 31, 2002	March 31, 2003
Hardware and other equipment	$17,266	$17,366
Network and data center assets	13,810	14,106
Software	11,843	11,747
Furniture and fixtures	2,041	1,907
	44,960	45,126
Accumulated depreciation	(31,264)	(32,995)
Property and equipment, net	$13,696	$12,131

Depreciation expense was $2.6 million and $2.0 million for the three months ended March 31, 2002 and 2003, respectively.

8.             Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill during the three months ended March 31, 2003 are as follows (in thousands of U.S. dollars):

	Total	Europe	Americas
Balance as of December 31, 2002	$9,189	$7,027	$2,162
Foreign exchange adjustment	47	47	—
Balance as of March 31, 2003	$9,236	$7,074	$2,162

The Company’s acquired intangible assets of $2,582, consisting of acquired customer lists, were fully amortized at December 31, 2002 and March 31, 2003.

The acquired intangible asset amortization expense for the three month periods ended March 31, 2002 and 2003 was $242 and $0, respectively.

9.             Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. During 2000, prior to the initial public offering, the Company determined that the fair value of the underlying common stock exceeded the exercise price of certain stock option grants by $588. Such amounts, net of forfeitures, were being amortized over the vesting period. During the three months ended March 31, 2002, VIA recorded stock option forfeitures of $1.8 million, which reduced the deferred compensation balance to zero with the corresponding adjustment to additional paid-in capital. The Company recognized an expense of $527 in the three months ended March 31, 2002.

The Company has adopted the “disclosure only” alternative described in SFAS No. 123, which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the three months ended March 31,
	2002	2003

Net loss (as reported)	$(19,556)	$(5,475)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,382)	(1,184)
Add back: Total stock-based employee compensation expense determined under APB 25	527	—
Proforma net loss	$(21,411)	$(6,659)

Net loss per share, basic and diluted (as reported)	$(0.33)	$(0.09)
Net loss per share, basic and diluted (proforma)	$(0.36)	$(0.11)

10.          Contingencies

On November 5, 2001 a class action lawsuit was filed in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported its initial public offering (“IPO”) and certain of its officers, under the title O’Leary v. Via Net.works [sic], et al [01-CV-9720] (the “Complaint”). An amended complaint was filed in April 2002. The Complaint alleges that the prospectus the Company filed with its registration statement in connection with its IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices (“Tie-in Arrangements”), thereby artificially inflating the Company’s stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. This Complaint is one of over 300 similar suits filed to date against underwriters, issuers and their officers alleging similar activities, known as “laddering,” all of which are included in a single coordinated proceeding in the Southern District of New York, or the IPO Litigation.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002 the Company, along with other non-underwriter defendants in the coordinated cases also moved to dismiss the litigation. On February 19, 2003, the court ruled on the motions. The Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5 for lack of the required specificity, yet granted plaintiffs leave to replead their Rule 10b-5 claims. Plaintiffs have informed our counsel of their intent to replead these claims against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. The individual defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. The Company continues to believe the court will find no wrongdoing on the part of VIA or its former officers. The Company will continue to vigorously defend against these allegations.

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business operations. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company does not believe that any of these matters will have a material adverse affect on its business, assets or operations.

11.          Segment Reporting

VIA offers a variety of Internet access, managed bandwidth, web hosting, ecommerce, Internet security and related services to businesses and consumers in Europe and the Americas. As of March 31, 2003, VIA served primary markets in nine countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design, Internet security and consulting services, and sale of third-party hardware and software.

The Company evaluates the performance of its operating segments based on revenue and net income/loss from continuing operations. The Company previously used adjusted EBITDA amongst other measures to measure the performance of its operating segments; however there has been a shift of emphasis to relying more on operating loss from continuing operations since this is a recognized US GAAP measure and is net of depreciation and amortisation charges and therefore reflects our cost of maintaining the fixed asset base.   In the table below Corporate, which also includes the cost of the regional backbone network, is shown to reconcile to the total consolidated figures. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts. Because of the limitations the Company has experienced with its legacy billing platforms and its ongoing projects to address these limitations, the Company is not currently able to provide an accurate breakdown of revenue by product. The Company anticipates that when it has completed its various systems and process remediation efforts, it will again report revenue by certain product categories.

The table below presents information about the reported revenue, net loss from continuing operations and assets from continuing operations of the Company’s segments for three-month periods ended March 31, 2002 and 2003 (in thousands of U.S. dollars).

	Europe	Americas	Corporate	Total
Total assets as of March 31, 2002	46,274	6,691	126,238	179,203
Total assets as of March 31, 2003	35,775	6,096	94,786	136,657
Three months ended March 31, 2002:
Revenue	13,736	4,549	—	18,285
Operating loss from continuing operations	7,428	1,963	7,035	16,426
Three months ended March 31, 2003:
Revenue	17,113	967	—	18,080
Operating loss from continuing operations	2,117	155	6,099	8,371

At March 31, 2003, goodwill for Europe and the Americas was $7,074 and $2,162, respectively. During the second quarter of 2002, VIA sold its operations in Argentina, Austria and Brazil. During the third quarter of 2002, VIA sold its operations in Ireland and Mexico. Our operations in Argentina, Austria and Ireland are considered discontinued operations. The Argentine operation was previously reported in the Americas region and the Austrian and Irish operations were previously reported in the Europe region. See Notes 2 and 3.

Item. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this Form 10-Q. This discussion and the discussion in Item 1, Note 1, contain forward-looking statements, or statements that relate to future events or our future performance. These statements include but are not limited to those relating to the Company’s strategic plan, projections regarding financial impacts from planned organizational re-alignment, outsourcing projects, new product roll-out and cost reductions in general. These statements are only predictions or planned actions that are subject to a number of risks, uncertainties and other factors. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed in the “Risk Factors” described in Exhibit 99.1 on this Form 10-Q, as well as those described in the “Risk Factors” section of VIA’s 2002 Annual Report. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the Securities and Exchange Commission.

Overview

VIA is a single source provider of managed Internet services to small and medium sized businesses. VIA is headquartered in Europe and has operations in France, Germany, Italy, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States. We are currently implementing a strategic plan that aims to take VIA to a position of profitability and to further be recognized by our customers and the market as an expert provider of business communications solutions.

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

The turnaround plan that was adopted by VIA led to the sale of our operations in Argentina, Austria, Brazil, Ireland and Mexico, the closure of our office in Belgium, the suspension of our multi-vendor integrated provisioning, billing and customer care platforms, tightened controls on expenditures and an overall reduction of headcount from 973 at December 31, 2001 to 546 by March 31, 2003. These and other actions led to improvements in our cash flow and our net loss.  For further details please see the discussion in the section entitled Overview in our 2002 Annual Report under Part I, Item I Business.

In November 2002, we appointed a new Chief Executive Officer, Rhett Williams, who together with a new executive team has developed and is implementing a Strategic Plan to lead the next phase of VIA’s turnaround and intensify the focus on improving our operational performance and achieving profitable revenue growth.

Under this plan, VIA is transforming its operations from nine largely independent local organizations to a single internationally oriented, sales-focused and functionally-based organization. As part of this transformation, VIA will outsource systems and processes associated with certain network management, IT, finance and administrative functions. These projects are intended to enable further cost cutting through headcount reductions, improve information flows from, and processes and internal controls in our operations.

As an intrinsic further component of our Strategic Plan, we are seeking to improve the quality of our sales force by recruiting new sales professionals, establishing robust sales management processes and introducing highly leveraged compensation plans. We will improve sales productivity by managing low-value customers through telesales or indirect channels. We have also begun a comprehensive rationalization of our product portfolio and plan on introducing new products designed specifically for larger SMEs in clearly identified vertical industry segments. This plan and our ability to execute on this plan is subject to certain risks and dependencies, as well as other risks that pertain generally to our business are described above under “Risk Factors” included on this Form 10-Q as Exhibit 99.1, as well as those described in the “Risk Factors” section of VIA’s 2002 Annual Report.

Our Strategy

VIA is implementing its Strategic Plan for 2003-2005. The goal of this Strategic Plan is to build a sustainably profitable business through focusing on improving our operational performance and growing our revenues profitably. Under this Plan we expect our net cashflow (defined as change in cash and cash equivalents) to reach the break-even point during the course of 2004.

We have already taken several initiatives in connection with the Strategic Plan. These include:

•                                          Appointing an experienced and professional management team who, together with our country managers and functional experts, have developed the Strategic Plan and are actively implementing it.

•                                          Reorganizing our operations along functional lines with a view towards optimizing the talent and best practices we have across VIA, realizing synergies, improving our operational efficiency and establishing a common focus and culture; and

•                                          Negotiating for the outsourcing of systems and processes related to certain network management, finance and administration and back-office functions in order to save costs and improve the flow of information.

These initiatives noted above have already enabled VIA to reduce substantially its headcount from 584 in December 2002 to 546 at March 31, 2003.  We anticipate that these initiatives will enable us to make further reductions over the course of 2003, at the end of which we will have reduced our headcount to less than 400.  These reductions are expected to generate meaningful annualized savings even after taking into consideration the additional expenses to be incurred from the outsourcing of certain functions.  The restructuring charge related to these headcount reductions will impact our financial results over the remainder of 2003 and the first quarter of 2004.

We have also made progress in growing our revenues profitably through additional aggressive actions:

•        We have recruited new sales professionals in our key markets;

•        We have implemented a web-based sales management tool;

•        We have introduced a company wide compensation and benefits plan;

•        We have rolled out new training and development programs;

•        We introduced a customer retention program, supported by our new compensation plan;

•        We recruited partners to shift commoditised product sales to indirect channels; and

•      We introduced a resale voice product in the United Kingdom with plans to expand the offering to our other key markets.

Our operations and growth initiatives are described in more detail in the sections that follow below. We recognize that our ability to execute successfully on our Strategic Plan to improve operational performance and generate meaningful and profitable revenue growth is subject to a number of risks and dependencies, which are not insignificant. These risks and dependencies are discussed in the “Risk Factors” described in Exhibit 99.1 on this Form 10-Q, as well as those described in the “Risk Factors” section of VIA’s 2002 Annual Report.

Our Operations

During 2002, we sold our operations in Argentina, Austria, Brazil, Ireland and Mexico. The operations in Argentina, Austria and Ireland are accounted for as discontinued operations and have been excluded from the revenues from continuing operations. Due to the structure of the sales agreements for Brazil and Mexico, these operations have not met the requirements to be accounted for as a discontinued operation. Therefore, the results of operations for Brazil and Mexico are included in the continuing operations of VIA. (See Note 3 to the Consolidated Financial Statements.) The following table summarizes our continuing operations in Europe and the Americas by country and revenue contribution from continuing operations. As of March 31, 2003 we owned 100% of all our operations.

VIA Operations

Country	Percentages of Total Revenue from continuing operations for the three months ended March 31, 2002	Percentages of Total Revenue from continuing operations for the three months ended March 31, 2003

United Kingdom	29%	35%
Switzerland	5%	13%
Germany	13%	12%
The Netherlands	7%	12%
France	12%	11%
Portugal	5%	7%
United States	5%	5%
Spain	2%	3%
Italy	2%	2%
Brazil	4%	0%
Mexico	16%	0%

RESULTS OF OPERATIONS

VIA sold its operations in Brazil and Mexico during the second and third quarters of 2002 respectively. These dispositions were structured in such a way that they were not accounted for as discontinued operations and therefore their partial year results continue to be reported in our consolidated results of operations for 2002.

As VIA will not consolidate any future results from the Brazilian and Mexican operations, management believes it is more meaningful to analyze trends on the results after excluding the results of Brazil and Mexico as detailed in the table below. All references in the subsequent discussion that refer to “adjusted continuing operations” exclude the results of the Brazilian and Mexican operations.

Three months ended March 31	Total Continuing Operations	Brazil Results of Operations	Mexico Results of Operations	Adjusted Continuing Operations

2002 Revenue	18,285	816	2,849	14,620
2003 Revenue	18,080	—	—	18,080
2002 Internet services	11,157	333	2,116	8,708
2003 Internet services	8,623	—	—	8,623
2002 SG & A costs	20,732	610	2,199	17,923
2003 SG & A costs	14,913	—	—	14,913

Three months ended March 31, 2003 compared with the three months ended March 31, 2002

Revenue:

	Three months ended
	March 31, 2002	March 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Revenue	18,285	18,080	(1)%

We derive our revenue from the sale of Internet goods and services, specifically Internet access and other Internet value added services, such as managed bandwidth, web and applications hosting.

For revenue transactions we apply the provisions of SAB No. 101 “Revenue Recognition.”.  We recognize revenue from the sale of Internet goods and services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not perform credit checks on potential customers before providing services. If we determine that collection of a fee is not reasonably assured, the revenue is generally recognized upon the receipt of cash, provided other revenue recognition criteria have been satisfied.

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

Revenue for the three months ended March 31, 2003 was $18.1 million as compared to $18.3 million for total continuing operations for the three months ended March 31, 2002, which includes the results of our Brazilian and Mexican operations, and $14.6 million for adjusted continuing operations in the same period, which excludes the results of our Brazilian and Mexican operations.  Revenue at our Switzerland operation during the first quarter of 2003 showed a significant increase over revenues at this operation during the first quarter of 2002 as a result of the purchase of a customer list. Revenue at our Netherlands, UK and Portuguese operations also increased when compared to revenue generated in the first quarter of 2002 primarily due to increased volumes. In our other operations revenue levels were consistent with those of the first quarter of 2002.

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

OPERATING COSTS AND EXPENSES:

Internet services:

	Three months ended
	March 31, 2002	March 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Internet services	11,157	8,623	(23)%
% of Total Revenue	61%	48%

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

Our Internet services operating costs were $8.6 million for the three months ended March 31, 2003 as compared to $11.2 million for total continuing operations for the three months ended March 31, 2002 and $8.7 million for adjusted continuing operations in the same period.  As a percentage of revenue Internet services costs from adjusted continuing operations have fallen significantly from 61% in the first quarter of 2002 to 48% of revenue in the same period in 2003 primarily due to the renegotiation of network access costs.

Selling, general and administrative:

	Three months ended
	March 31, 2002	March 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Selling, general & administrative	20,732	14,913	(28)%
% of Total Revenue	113%	82%

Our largest selling, general and administrative (SG&A) expenses are compensation costs, the costs associated with marketing our products and services, and professional fees paid to outside consultants. Compensation costs include salaries and related benefits, commissions, bonuses and costs associated with staff reductions. In many of our markets, we are required to make significant mandatory payments for government-sponsored social welfare programs and we have little control over these costs. Our marketing expenses include the costs of direct mail and other mass marketing programs, advertising, customer communications, trade show participation, web site management and other promotional costs. Other SG&A expenses include the costs of travel, rent, utilities, insurance and bad debt expense.

We incurred SG&A expenses of $14.9 million for the three months ended March 31, 2003, a 28% decrease from the $20.7 million we incurred for the three months ended March 31, 2002 for total continuing operations and a 17% decrease from $17.9 million for adjusted continuing operations in the same period. The decrease in SG&A for adjusted continuing operations from the first quarter of 2002 as compared to the first quarter of 2003 is tied directly to our cost cutting measures, which have included meaningful headcount reductions, substantial marketing and advertising budget reductions and tighter controls on costs across VIA.

Compensation expense for the three month period ended March 31, 2003, including restructuring costs $0.7 million, was $10.1 million as compared to the three month period ended March 31, 2002 of $11.9 million for total continuing operations and $10.2 million for adjusted continuing operations in the same period. There were no restructuring costs in the first quarter of 2002.  We anticipate that we will incur substantial restructuring costs throughout the remainder of 2003 and into 2004 as we continue our headcount reductions.

Principally as a result of the issues arising from the legacy billing systems and business processes substantial reserves were previously recorded against the carrying value of receivables. The billing system and process improvements made during 2002, combined with our intensified focus on cash collection, resulted in the collection of accounts receivable previously provided against. Therefore, the bad debt expense in the three months ended March 31, 2003, was a charge of $0.2 million, compared to a benefit of $0.8 million in the three-month period ended March 31, 2002.

Our SG&A expenses include the amortization of deferred compensation. In March 2002, we recorded forfeitures of unvested stock options in the amount of $1.8 million, which reduced the deferred compensation balance to zero with a corresponding adjustment to additional paid in capital. As a result, we did not record any deferred compensation expense in the first quarter of 2003. The deferred compensation amortization for the three months ended March 31, 2002 was $0.5 million.

Depreciation and amortization:

	Three months ended
	March 31, 2002	March 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Depreciation and amortization	2,822	2,048	(27)%
% of Total Revenue	15%	11%

We recognize depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciate telecommunications equipment and computers over their useful lives, generally ranging from three to five years. The cost of network infrastructure, net of impairment charges, purchased under indefeasible right of use agreements, or IRU, is being amortized over the lesser of the estimated useful life or term of the agreement, generally 20 to 25 years.

Our depreciation and amortization expense was $2.0 million for the three months ended March 31, 2003. The depreciation and amortization expense for the three months ended March 31, 2002 was $2.8 million. In the first quarter of 2002 $0.2 million of the charge related to amortization of intangible assets. The decrease is primarily due to a lower depreciable base due to asset impairments in 2002 and the first quarter of 2003.

Restructuring and impairment charges:

	Three months ended
	March 31, 2002	March 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Restructuring and Impairment charges	—	867	100%
% of Total Revenue	—	5%

During the first quarter of 2003, the Company recorded restructuring and impairment charges of $0.9 million.  This charge related to severance payments at four of its operations, an adjustment to the future lease obligations and an impairment charge for fixtures and fittings both relating to the closure of the Reston, Virginia office.  There were no restructuring and impairment charges in the first quarter 2002. For further information see Note 4 to the Consolidated Financial Statements.

We anticipate that we will incur further restructuring charges during the balance of 2003 and the first quarter of 2004 as we execute on our Strategic Plan, specifically for the costs of headcount reductions that will result from our organizational functional realignment and from our outsourcing projects.

Interest income, net:

	Three months ended
	March 31, 2002	March 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Interest income, net	645	413	(36)%
% of Total Revenue	4%	2%

For the three months ended March 31, 2003, we earned $422 in interest income, a 38% decrease over the $686 we earned for the three months ended March 31, 2002. Interest income was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in the interest income is the combined result of the decrease in the available cash for investing and the decrease in the interest rates. We also incurred $9 of interest expense for the three months ended March 31, 2003, as compared to $41 of interest expense incurred in the same period in 2002. Interest expense relates to the debt arising from the notes payable to the former owners of businesses acquired and vendor financing at both the subsidiary and corporate levels.

Other expense, net:

	Three months ended
	March 31, 2002	March 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Other expense, net	209	64	(69)%
% of Total Revenue	1%	<1%

For the three months ended March 31, 2003, we incurred other expense of $64, as compared to $209 for the same period in 2002.

Foreign currency gains (losses), net:

	Three months ended
	March 31, 2002	March 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Foreign currency gains (losses), net	(2,491)	2,547	>100%
% of Total Revenue	14%	14%

We recognized a $2.5 million foreign currency gain for the three months ended March 31, 2003, as compared to a $2.5 million foreign currency loss for the same period in the prior year. The change from period to period was primarily due to the fluctuation in the exchange rate of the Euro as compared to the U.S. dollar and its impact on our Euro denominated cash accounts as well as the revaluation of our intercompany balances. We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. To minimize the Company’s exposure to foreign currency exchange rate risk in 2003, VIA purchased €15.0 million worth of U.S. dollars on March 10, 2003, thus substantially reducing the balance in the Euro cash account. At March 31, 2003, VIA maintained a cash reserve of €10 million.

Liquidity and Capital Resources

VIA began 2003 with $97.8 million in cash and cash equivalents and $895,000 in restricted cash. We had negative cash flow of $6.7 million during the first three months of 2003, leaving us with $91.1 million in cash and cash equivalents and $912,000 in restricted cash at March 31, 2003. Unlike many companies in our industry, VIA has avoided incurring any significant debt and to date maintains a strong balance sheet.

The execution of our Strategic Plan will significantly increase our capital expenditures from 2002 levels, and result in cash expenditures for restructuring and other non-recurring costs associated with the Strategic Plan. We believe that the cash expenditures associated with execution of the Strategic Plan are necessary to accelerate our path toward profitability. Under the Strategic Plan we will be increasing our expenditures of cash in the short term, but we anticipate that these up-front expenditures will result in less cash being spent to fund operating losses as we approach a positive net cash flow position.

In addition, in April 2003, VIA announced the restarting of its previously authorised stock repurchase plan to acquire up $10,000,000 worth of VIA stock. During April 2003, VIA restarted the program by purchasing 58,000 shares of its common stock.  VIA has also recently established an automated trading program under SEC Rule 10b5-1 to effect ongoing repurchases of its stock.  This program will permit repurchases to continue independently even when the trading window under our insider trading policy is closed and when there is material information about the company that has not yet been made public.  We anticipate that our cash usage will increase over the next several months as a result of these repurchases. This plan, including the automatic trading program, can be suspended by VIA at any time.

We believe that our available cash will be sufficient to fund our expenditures under the Strategic Plan and our working capital and capital expenditure requirements until we achieve positive net cash flow at which time we believe we will still have substantial cash reserves remaining. However, in the event that, contrary to management’s expectations, we need additional cash, we may not be able to obtain further financing unless the capital markets improve in the interim.

Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million in aggregate through three private preferred stock offerings between August 1997 and April 1999. Through our initial public offering of common stock in February 2000, we raised approximately $333.0 million, net of underwriting discounts and commissions. At March 31, 2003, we had cash and cash equivalents of $91.1 million and restricted cash of $912,000.

Cash used in operating activities was $6.2 million for the three months ended March 31, 2003 and $12.6 million for the three months ended March 31, 2002. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation, amortization, provision for doubtful accounts receivable and unrealized foreign currency transaction gains and losses.

Cash used in investing activities was $0.6 million for the three months ended March 31, 2003 and $2.0 million for the same period in 2002. In 2003, we used cash to primarily purchase property and equipment.

Cash used in financing activities was $30 for the three months ended March 31, 2003 and $440 for the three months ended March 31, 2002. In 2003 and 2002, cash was used primarily to repay debt.

The foregoing statements regarding our liquidity and possible need for additional capital resources are forward-looking statements based on our current expectations, which involve certain risks and uncertainties. Actual results and the timing of these events could differ materially from these forward-looking statements depending upon certain factors that we cannot predict, including the nature, size and timing of future acquisitions and dispositions, if any, our future net income and our success in executing our Strategic Plan as well as other factors discussed in “Risk Factors” included on this Form 10-Q as Exhibit 99.1, as well as those described in the “Risk Factors” section of VIA’s 2002 Annual Report.

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

Exchange rates can vary significantly. The Euro high and low rates varied by approximately 7% in relation to the U.S. dollar during the three months ended March 31, 2003. This variation affects the average exchange rates used to translate amounts on the income statement. At March 31, 2003, the Euro exchange rate was approximately 3% below where it was at the beginning of the year. This variation affects the ending exchange rates used to translate amounts on the balance sheet. This fluctuation in the exchange rate resulted in a foreign currency loss of $1.8 million for the three months ended March 31, 2003. These gains and losses are primarily due to the fluctuation in the exchange rate of the Euro as compared to the U.S. dollar and its impact on the revaluation of subsidiaries with a Euro functional currency. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

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

As of January 1, 2002, the Euro became the sole legal currency for 12 of the 15 European Union member countries. This includes nine of our then operating markets. As a result, during 2002 and 2003, we conducted business in only four currencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion relates to our exposure to market risk, related to changes in interest rates and changes in foreign exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially due to a number of factors, as set forth in the “Risk Factors” included as Exhibit 99.1 on this Form 10-Q and included in the “Risk Factors” section of VIA’s 2002 Annual Report.

VIA has exposure to financial market risks, including changes in interest rates and foreign exchange rates. At March 31, 2003 VIA’s financial instruments consisted of short-term investments and fixed rate debt related to acquisitions and network purchases. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At March 31, 2003 all of our investments were due to mature within three months and the carrying value of such investments approximates fair value. The majority of our debt obligations had fixed rates of interest and were due within one year of the balance sheet date.

As mentioned previously in the “Foreign Currency Exchange Risks” section, VIA has Euro denominated cash accounts held by subsidiaries with a functional currency of US dollars. Therefore, this exposes the Company to foreign currency exchange rate risk in the Statement of Operations. At March 31, 2003 a 10 percent increase or decrease in the level of the Euro exchange rate against the dollar with all other variables held constant would have resulted in a realized gain or loss of $1.0 million. . To minimize the Company’s exposure to foreign currency exchange rate risk in 2003, VIA purchased €15.0 million worth of U.S. dollars on March 10, 2003, thus substantially reducing the balance in the Euro cash account. At March 31, 2003, VIA maintained a cash reserve of €10 million.

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

Item 4. Controls and Procedures

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

Internal controls are procedures and processes designed to provide reasonable assurance that we have maintained accurate books and records relating to our transactions, that our transactions are properly authorized and that our assets are safeguarded against improper use, all of which enable us to prepare, report and fairly present our financial results and financial condition in accordance with generally accepted accounting principles. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

To address those weaknesses and mitigate the related risks, we initiated a comprehensive review of VIA’s operations and took the following actions:

•                       In all country operations, we expanded our monthly and quarterly financial reporting close and analytical procedures. These ongoing efforts have led to tangible improvements in the operations and financial reporting capabilities of all our operations, specifically our German and United Kingdom operations. Nonetheless, many of the improvements in both operations result from significantly expanded manual processes, analysis and validation procedures. System automation and technology-enabled improvements are being assessed and are expected to be implemented throughout 2003 as we standardize processes and outsource back office functions.

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

•                       In addition, we are currently evaluating the outsourcing of certain systems and processes associated with general ledger accounting, accounts payable and accounts receivable, provisioning and billing administration, credit and collections, and customer operations with final selection and a phased implementation expected to begin in the second quarter of 2003.

•                       Management has increased the frequency and breadth of its inquiry in its evaluation of the internal control structure and underlying processes and procedures, in concert with the audit committee’s increased monitoring of Company’s executive team’s efforts in this focus area.

The Company and the audit committee of the board of directors has engaged in regular evaluations of our internal controls, as well as the processes we maintain to ensure that all material information relating to VIA and its subsidiaries is recorded, processed, summarized, evaluated and reported within the time periods specified by rules established by the Securities and Exchange Commission. These latter processes are known as Disclosure Controls and Procedures. Disclosure Controls and Procedures are also designed to ensure that all such information is communicated to VIA’s management, including our CEO and CFO, in such a manner as to allow timely decisions to be made regarding required disclosures.

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

PART II

Item 1. Legal Proceedings

There have been no material developments relating to VIA's outstanding legal proceedings since the filing of VIA’s Form 10-K on March 26, 2003. See note 10 to the consolidated financial statements for further information.

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

The net offering proceeds to VIA after deducting the expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through March 31, 2003, VIA has used $86.9 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA’s investment in various partially owned subsidiaries, $47.2 million for capital expenditures and approximately $113.7 million to fund operating losses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibits
Exhibit 99.1	Risk Factors
Exhibit 99.2	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

VIA filed four reports on Form 8-K during the three months ended March 31, 2003. On January 13, 2003, VIA filed a report on Form 8-K to announce the appointment of Fraser Park as the new Chief Financial Officer. On February 28, 2003, VIA filed a report on Form 8-K to announcing changes to the executive management team. On March 14, 2003, VIA filed a report on Form 8-K to announce a conference call for its fourth quarter and full year results for 2002. On March 20, 2003, VIA filed a report on Form 8-K to announce its fourth quarter and full year 2002 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VIA NET.WORKS, Inc.

	By:	/s/ Rhett S. Williams
Chief Executive Officer (Principal Executive Officer) and Director
Date: May 12, 2003

	By:	/s/ Fraser R. Park
Date: May 12, 2003		Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

SECTION 302 CERTIFICATION

I, Rhett S. Williams, certify that:

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
/s/ Rhett S. Williams
Rhett S. Williams
Chief Executive Officer

SECTION 302 CERTIFICATION

I, Fraser R. Park, certify that:

1.                                       I have reviewed this quarterly report on Form 10-K of VIA NET.WORKS, Inc.;

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
/s/ Fraser R. Park
Fraser R. Park
Chief Financial Officer

EXHIBIT INDEX

Exhibit
99.1	Risk Factors
99.2	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002