Form 10-Q
period 2003-06-30
VIA NET WORKS INC
filed 2003-08-14
CIK 1098402

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 1, 2003, there were outstanding 55,965,577 shares of the registrant’s common stock and 5,050,000 shares of the registrant’s non-voting common stock.

VIA NET.WORKS, INC.

PART I

Item 1. Financial Statements

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	December 31, 2002	June 30, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,813	$82,819
Restricted cash	895	940
Trade and other accounts receivable, net of allowance of $4,529 and $2,509 respectively	13,037	12,754
Assets of operation held for sale (Note 2)	—	867
Assets of business transferred under contractual arrangement (Note 3)	—	424
Other current assets	3,900	5,668
Total current assets	115,645	103,472
Property and equipment, net	13,696	11,900
Goodwill, net	9,189	9,608
Other non-current assets	762	724
Deferred tax asset	3,387	3,387
Assets of business transferred under contractual arrangement (Note 3)	3,142	2,670
Total assets	$145,821	$131,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,897	$12,133
VAT and other taxes payable	922	160
Short-term notes, current portion of long-term debt and capital lease obligations	63	11
Deferred revenue	13,516	13,199
Accrued expenses	9,922	8,635
Deferred tax liability	3,387	3,387
Liabilities of operation held for sale (Note 2)	—	1,681
Liabilities of business transferred under contractual arrangement (Note 3)	—	454
Other current liabilities	2,092	1,830
Total current liabilities	37,799	41,490
Long-term debt and capital lease obligations, less current portion	46	20
Liabilities of business transferred under contractual arrangement (Note 3)	3,396	2,890
Total liabilities	41,241	44,400

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 132,500,000 shares authorized; 60,844,900 and 61,015,577 shares issued and outstanding; respectively	61	61
Additional paid-in capital	555,574	555,706
Treasury stock, 697,196 and 1,520,789 shares; respectively	(733)	(1,521)
Accumulated deficit	(427,574)	(438,762)
Accumulated other comprehensive loss	(22,463)	(27,843)
Accumulated other comprehensive loss of businesses transferred under contractual arrangements	(285)	(280)
Total stockholders’ equity	104,580	87,361
Total liabilities and stockholders’ equity	$145,821	$131,761

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2003	2002	2003

Revenue	19,036	16,612	37,030	34,378
Operating costs and expenses:
Internet services	10,572	7,829	21,592	16,349
Selling, general and administrative	17,836	15,713	38,045	30,410
Restructuring and impairment charges	—	1,415	—	2,282
Depreciation and amortization	3,034	1,799	5,814	3,848
Total operating costs and expenses	31,442	26,756	65,451	52,889
Operating loss from continuing operations	(12,406)	(10,144)	(28,421)	(18,511)
Interest income	664	290	1,364	719
Interest expense	(20)	(3)	(57)	(7)
Other expense, net	(118)	(96)	(446)	(144)
Foreign currency gains, net	11,046	4,711	8,555	7,260
Loss from continuing operations before income taxes	(834)	(5,242)	(19,005)	(10,683)
Income tax	—	—	—	—
Net loss from continuing operations	(834)	(5,242)	(19,005)	(10,683)
Discontinued operations:
Loss from discontinued operations	(1,915)	(471)	(3,301)	(505)
Gain on disposal of discontinued operations, less $50 of transaction costs	2,434	—	2,434	—
Net loss	(315)	(5,713)	(19,872)	(11,188)
Basic and diluted loss per share:
Continuing operations	(0.01)	(0.09)	(0.32)	(0.18)
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.01)
Net loss per share—basic and diluted	(0.01)	(0.10)	(0.33)	(0.19)

Shares used in computing basic and diluted loss per share	60,147,704	59,494,788	60,147,704	59,494,788

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(Unaudited)

	For the six months ended June 30,
	2002	2003
Cash flows from operating activities:
Net loss from continuing operations	(19,005)	(10,683)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	5,814	3,848
Impairment of fixed assets	—	134
Employee stock compensation	527	—
(Benefit)/provision for doubtful accounts receivable	(1,923)	633
Unrealized foreign currency transaction gains	(6,466)	(5,850)
Write-off of note receivable from related party	292	—
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	4,630	717
Other current assets	(1,350)	(1,989)
Other non-current assets	(67)	14
Accounts payable	2,696	4,013
VAT and other taxes payable	(556)	(819)
Accrued expenses	(4,385)	(1,276)
Other current liabilities	(299)	(193)
Deferred revenue	136	(651)
Net cash used in operating activities	(19,956)	(12,102)
Cash flows from investing activities:
Increase in restricted cash	(1,163)	(45)
Proceeds from the disposition of operating subsidiaries	31	—
Purchases of property, equipment and other assets	(1,539)	(1,874)
Note receivable from related party	(1,000)	—
Repayment of note receivable from related party	708	—
Net cash used in investing activities	(2,963)	(1,919)
Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(1,527)	(84)
Purchase of Treasury stock	—	(788)
Proceeds of issuance of common stock, net	—	133
Net cash used in financing activities	(1,527)	(739)
Cash flows used by discontinued operations	(827)	(30)
Effect of currency exchange rate changes on cash	524	(204)
Net decrease in cash and cash equivalents	(24,749)	(14,994)
Cash and cash equivalents, beginning of period	137,854	97,813
Cash and cash equivalents, end of period	113,105	82,819

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation and Recent Pronouncements

These condensed consolidated financial statements as of June 30, 2003 and for the three and six month periods ended June 30, 2002 and 2003 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. (“VIA” or “the Company”) as of and for the year ended December 31, 2002, included in VIA’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“2002 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the financial statements included in the 2002 Annual Report. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that management considers necessary to present fairly the consolidated financial position of VIA at June 30, 2003 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2002 and June 30, 2003. The results of operations for the three and six month periods ended June 30, 2003 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires VIA to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results could differ from the recorded estimates.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company or its wholly-owned subsidiaries owns 100% of all its equity investments and of all of such investments are consolidated into the financial statements of the Company. Consequently the Company does not currently believe that there will be any material impact to the consolidated financial statements following its adoption of FIN 46.

In April 2003 the FASB issued Statement No. 149 (SFAS 149), Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, it clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 also amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS 149 should be applied prospectively. The Company will adopt the provisions of SFAS 149 on July 1, 2003. However, the Company does not currently hold any derivative instruments nor does it have an active hedging program. Consequently, it does not expect that the adoption of SFAS 149 will have a material impact on its results of operations or financial position.

In May 2003 the FASB issued Statement No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities. SFAS 150 also requires disclosures about alternative ways of settling those instruments and the capital structure of entities, whose shares are all mandatorily redeemable. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of SFAS 150 on its financial position, cash flows and results of operations but because it is currently not party to such financial instruments and does not currently have any intention to acquire such financial instruments it does not expect that the adoption of SFAS 150 will have a material impact on its results of operations and financial position.

In November 2002, the Emerging Issues Task Force reached a final consensus related to Revenue Arrangements with Multiple Deliverables (EITF 00-21). The Task Force agreed the effective date for the consensus would be for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company will adopt EITF 00-21 for the reporting period beginning July 1, 2003. The Company currently applies SAB 101 together with the principles established by SOP 97-2 in allocating revenues on multiple element arrangements. Consequently, the Company has evaluated the impact of EITF 00-21 on its financial position, cash flows and results of operations and has concluded that the impact will not be material.

2.                                      Discontinued Operations

As part of its 2002 turnaround plan and its focus on substantially reducing its negative cash flow, VIA determined to cease funding certain country operations deemed to not materially contribute to its financial strength and operational strategy in the long term. Consistent with this conclusion, during 2002 VIA sold its operations in Argentina, Austria and Ireland.

The operation in Argentina, which had been included in the Americas region for segment reporting, was sold on June 11, 2002 to an unrelated third party purchaser. The Austrian operation, which had been included in the European segment, was sold to the then-current management team on May 29, 2002. The Irish operation, which had been included in the European segment, was sold on August 12, 2002 to a former shareholder and managing director of the Irish operation.

As a part of the 2003-2005 Strategic Plan adopted in early 2003, the Company has continued its efforts to improve operational performance and progress toward profitability on a consolidated basis.  As a part of that plan, VIA has continued to assess the contributions of each of its operations toward those goals. On June 13, 2003, VIA entered into an agreement to sell its Italian operation, VIA completed the sale of VIA NET.WORKS Italia on July 15, 2003, which has been included in the European segment, to a group led by the then current managing director of the company. As VIA was committed to the sale of this operation prior to June 30, 2003, the operation has been treated as an asset held for sale and included within discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Italian operation was sold for nominal consideration. As part of the transaction VIA provided a loan to the buyers of Euros 0.4 million which was waived at closing. VIA also retained certain real estate lease obligations of the Italian operation, for an aggregate liability of Euros 0.3 million.  In connection with the sale, VIA also waived all outstanding intercompany loans existing at the date of sale. VIA will incur a loss as a result of the disposal of approximately $6,000 that will be recognized in its financial results for the three months ending September 30, 2003. The assets of the Italian operation held for sale are made up of current assets of $0.8 million and property and equipment of $0.1 million. All liabilities of operations held for sale are current in nature.

As each of the Argentine, Austrian, Irish, and Italian operations represented a component of an entity as defined by SFAS 144, we have classified each operation as a discontinued operation for the four periods presented. Revenues related to the discontinued operations were approximately $1.1 million and $2.4 million for the three and six months ended June 30, 2002 and were approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2003. The pre-tax loss, excluding accounting for the sale transaction, related to discontinued operations was approximately $1.9 million and $3.3 million for the three and six months ended June 30, 2002 and approximately $0.5 million and $0.5 million for the three and six months ended June 30, 2003.

3.                                      Businesses Transferred Under Contractual Arrangements

Brazil

In May 2002, VIA closed a transaction for the sale of its Brazilian operation to the then-current management team, which included Antonio Tavares, a former executive officer of VIA. Under this transaction, VIA sold 100% of the outstanding capital stock of VIA NET.WORKS Brasil S.A. (“VIA Brasil”) for $0.4 million, of which $30,000 was paid in cash at closing and the balance by delivery of a promissory note payable over 18 months. The note was secured by a pledge of 93% of the outstanding shares in VIA Brasil, subject to reduction on a pro-rata basis for payments made under the note. The collateralization of the outstanding shares permitted VIA to reacquire, at its option, a controlling interest in VIA Brasil if the purchasers defaulted on the obligations under the promissory note.

From the outset of the transaction, VIA expected the funds for payment of the note to come from the individual buyers. Because VIA did not have reasonable assurances that the note would be paid in full, the Company fully reserved against the note receivable at June 30, 2002. Management did not consider the shares held in VIA Brasil as collateral to have significant economic value. As of March 31, 2003 the buyers were in default on their payment obligations under the note and through June 30, 2003, the buyers had made no payments under the note.  On July 8, 2003, in recognition of the continuing economic difficulties of the Brazilian operation and the limited resources of the buyers, VIA agreed to settle the outstanding amounts owing for an aggregate payment by the buyers in the amount of $0.1 million.  As a part of this settlement, VIA agreed to release and waive the buyers and VIA Brasil from its obligations under the note and the pledge agreement upon receipt of the full amount.  VIA received the full payment as of August 8, 2003.

Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, VIA has neither treated the Brazilian operation as a discontinued operation nor consolidated any future results of the Brazilian operation since the closing of the transaction in May 2002. Due to the settled payout of the note and release of the lien on VIA Brasil shares, the sale will qualify as an accounting divestiture under SAB Topic 5E in the three month period ending September 30, 2003, VIA will recognize a $2.5 million net loss on this transaction including a $2.6 million currency translation loss, related to VIA Brasil’s accumulated translation adjustment, in the statement of operations for that period. The Company will record and recognize the currency translation loss relating to the original sale transaction in its financial results for the three months ending September 30, 2003 in reliance on the guidance of SFAS 52, under which an accumulated translation adjustment should only be realized upon sale or complete or substantial complete liquidation of an investment in a foreign entity.

The total assets and liabilities related to the Brazilian operation are shown on the consolidated balance sheet within current assets and current liabilities under the captions assets and liabilities of business transferred under contractual arrangement. The results of VIA Brasil are included within the results from continuing operations for the three and six months ended June 30, 2002 up to the date of sale in May 2002. Likewise, the cash flows for VIA Brasil for these periods are included in VIA’s consolidated cash flows from continuing operations.

Mexico

In September 2002, VIA closed a transaction for the sale of 100% of the outstanding capital stock of its subsidiary, VIA NET.WORKS México S.A. de C.V. (“VIA Mexico”) to a group of buyers led by the then-current management of VIA Mexico. This operation was sold for nominal consideration. As a part of the sale transaction, the parties also entered into a convertible credit agreement under which VIA agreed to loan VIA Mexico a sum of $2.2 million. Under the convertible credit agreement, all outstanding loan amounts together with accrued interest become due and payable on September 4, 2004. This convertible credit agreement provided that upon a change of control of VIA Mexico (which is defined to include a change of greater than 33% of the current equity holding of the company), VIA may elect to convert the outstanding loan amounts into a 19% equity interest of VIA Mexico or accept a cash payment of $0.6 million as payment in full.

At the time the transaction was closed, VIA expected the funds for repayment of the loan to come exclusively from future operations of VIA Mexico. Management believes that VIA Mexico’s history of past operating losses combined with the difficult economic conditions in the telecommunications industry in the region made recovery of the loan uncertain. Accordingly, VIA fully provided against the whole amounts under the loan in its results of operations during the third quarter of 2002.

Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, VIA has neither treated the Mexican operation as a discontinued operation nor consolidated any future results of this Mexican operation. However, once the sale qualifies as an accounting disposition under SAB Topic 5E, VIA will recognize a $2.3 million gain related to the accumulated translation adjustment in the statement of operations.

The total assets and liabilities related to the Mexican operation are shown on the consolidated balance sheet within long term assets and liabilities under the captions assets and liabilities of business transferred under contractual arrangement. The results of VIA Mexico are included within the results from continuing operations for the three and six months ended June 30, 2002. Likewise, the cash flows for VIA Mexico for these periods are included in VIA’s consolidated cash flows from continuing operations.

4.                                      Restructuring and Impairment Charges

Restructuring

During the three and six months ended June 30, 2003, the Company recorded restructuring charges related to the implementation of its strategic plan of $0.7 million and $2.1 million respectively.  The restructuring charge for the three months ended June 30, 2003 related to severance payments at six of its European operations and at the corporate headquarters, future lease obligations on vacant office space in Germany and implementation costs for back-office and administrative outsourcing initiatives.  The restructuring charge for the three months ended March 31, 2003 related to severance payments at four of its European operations and an adjustment to the future lease obligations for the closure of the Reston, Virginia office. There were no restructuring charges in the six months ended June 30, 2002.  Changes in the restructuring provision in the six months ended June 30, 2003 were as follows (in thousands of U.S. dollars):

	Future operating lease obligations	Employee termination payments	Other	Total
Balance as of December 31, 2002	526	607	133	1,266
Costs incurred	57	676	—	733
Amounts paid	(107)	(736)	(38)	(881)
Balance as of March 31, 2003	476	547	95	1,118
Less costs related to discontinued operations	(36)	(66)	(95)	(197)
Costs incurred	92	883	440	1,415
Amounts paid	(66)	(901)	(99)	(1,066)
Foreign exchange translation	—	10	—	10
Balance as of June 30, 2003	466	473	341	1,280

The future operating lease obligations balance at March 31, 2003, comprised of $0.4 million related to the former corporate headquarters office in Reston, Virginia, USA and $36,000 related to the Italian office. The Reston office accrual reflects the net of the future lease obligations, which continues through February 2005, less the income from a sublease of the space. The accrual has been drawn down by the monthly payments on the office lease for the remainder of the term. The German office lease accrual of $0.1 million incurred in the three months ended June 30, 2003, reflects the fair value of the future lease obligations on vacant office space, which continue through December 31, 2003.

Headcount for sales, information technology, marketing and various administrative roles has been reduced as part of the Company’s strategic plan. The employee termination costs incurred in the three months ended March 31, 2003, of $0.7 million relate to the severance and benefits for employees at four European operations and these specific terminations were completed by July 31, 2003.  Cash payments of $0.7 million were made in the quarter ($0.4 million by European operations and $0.3 million by Corporate). The restructuring costs incurred in the three months ended June 30, 2003 of $1.4 million included $0.7 million in respect of severance and benefits for 28 predominately sales staff at six European operations. Cash payments of $0.5 million were made in the period in respect of these accruals. It is anticipated that the remainder will be paid in the quarter ending September 30, 2003. In addition employee termination costs of $0.2 million were incurred at the corporate headquarters in respect of severance and benefits for two employees. This entire amount was paid in the three months ended June 30, 2003. It is not anticipated that any of these terminations will adversely impact the Company’s ability to generate revenue.

The other expense balance of $0.1 million at March 31, 2003, related to fees to cancel consulting contracts and telecommunications contracts at the Italian operation. This has been reclassified to discontinued operations.  Other charges of $0.4 million incurred in the three months ended June 30, 2003 related to the implementation costs for back-office and administrative outsourcing initiatives. Cash payments of $0.1 million were made in the quarter. It is anticipated that the remainder of the costs will be paid in the quarter ending September 30, 2003.

Impairment

During the six months ended June 30, 2003, the Company recorded a fixed asset impairment charge of $0.1 million for fixed asset fixtures and fittings that were written down to net realizable value as a result of the closure of the Reston office in March 2003. There were no impairment charges in the three and six months ended June 30, 2002.

Other than the matters referred to in notes two and three, management has no other commitments that would significantly affect the carrying value of VIA’s existing assets or liabilities.

                On a periodic basis, management reviews the carrying value of the investment in our operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-lived assets. In its review, management considers the following:

            •           market and competitive factors, including trends within the telecommunications industry broadly and the market for internet access specifically, as well as general economic trends.

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

                If the Company fails to achieve the benefits assumed from its Strategic Plan further impairment may arise.

5.                                      Income Tax

The provision for taxes based on income for the 2003 and 2002 interim periods was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on management’s expectations of tax expense for the year being $0. There will be no tax impact arising from the disposal of the Italian operation discussed in Note 2.

6.                                      Comprehensive Loss

Comprehensive loss for the three months and six months ended June 30, 2002 and 2003 was as follows (in thousands of U.S. dollars):

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Net loss	$(315)	$(5,713)	$(19,872)	$(11,188)
Foreign currency translation adjustments	(8,074)	(3,589)	(6,085)	(5,375)
Comprehensive loss	$(8,389)	$(9,302)	$(25,957)	$(16,563)

The financial statements of the Company’s local operating subsidiaries with a functional currency other than U.S. dollars are translated into U.S. dollars using the current rate method. The resultant foreign currency translation adjustments are accumulated and reported as a component of accumulated other comprehensive loss in stockholders’ equity. For more information see the Foreign Currency Exchange Risks section in the Results of Operations section below.

7.                                      Property and Equipment

Property and equipment consisted of the following (in thousands of U.S. dollars):

	December 31, 2002	June 30, 2003
Hardware and other equipment	$17,266	$17,997
Network and data center assets	13,810	14,936
Software	11,843	12,177
Furniture and fixtures	2,041	1,229
	44,960	46,339
Accumulated depreciation	(31,264)	(34,439)
Property and equipment, net	$13,696	$11,900

Depreciation expense was $3.0 million and $1.8 million for the three months ended June 30, 2002 and 2003, respectively. Depreciation expense was $5.8 million and $3.8 million for the six months ended June 30, 2002 and 2003, respectively. As disclosed above in note 4, a fixed asset impairment charge of $0.1 million was recorded in restructuring charges for the six months ended June 30, 2003 in respect of the fixtures and fittings of the former headquarters office in Reston.

8.                                      Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill during the six months ended June 30, 2003 are as follows (in thousands of U.S. dollars):

	Total	Europe	Americas
Balance as of December 31, 2002	$9,189	$7,027	$2,162
Foreign exchange adjustment	419	419	—
Balance as of June 30, 2003	$9,608	$7,446	$2,162

The Company’s acquired intangible assets of $2.6 million, consisting of acquired customer lists, were fully amortized at December 31, 2002 and June 30, 2003.

The acquired intangible asset amortization expense for the three month periods ended June 30, 2002 and 2003 was $0.3 million and $0, respectively. The acquired intangible asset amortization expense for the six month periods ended June 30, 2002 and 2003 was $0.6 million and $0, respectively.

9.                                      Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. During 2000, prior to the initial public offering, the Company determined that the fair value of the underlying common stock exceeded the exercise price of certain stock option grants by $0.6 million. Such amounts, net of forfeitures, were being amortized over the vesting period. During the six months ended June 30, 2002, VIA recorded stock option forfeitures of $1.8 million, which reduced the deferred compensation balance to zero with the corresponding adjustment to additional paid-in capital. The Company recognized an expense of $0.5 million in the six months ended June 30, 2002.

The Company has adopted the “disclosure only” alternative described in SFAS No. 123, which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands of U.S. dollars except for per share data):

	For the three months ended June 30		For the six months ended June 30
	2002	2003	2002	2003

Net loss (as reported)	$(315)	$(5,713)	$(19,872)	$(11,188)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,510)	(740)	(4,892)	(1,924)
Add back: Total stock-based employee compensation expense determined under APB 25	527	—	527	—
Proforma net loss	$(2,298)	$(6,453)	$(24,237)	$(13,112)

Net loss per share, basic and diluted (as reported)	$(0.01)	$(0.10)	$(0.33)	$(0.19)
Net loss per share, basic and diluted (proforma)	$(0.04)	$(0.11)	$(0.40)	$(0.22)

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

On June 30, 2003, the special litigation committee of the board of directors of the Company conditionally approved the global settlement between all plaintiffs and issuers in the IPO Litigations. The Company is in the process of completing a settlement with the plaintiffs in the case.  The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful by the plaintiffs. Under the proposed settlement, the Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.   The special litigation committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation.  Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows and that this is the expectation for the future.  Additionally, the fair value of the indemnifications that the Company issued during the six months ended June 30, 2003 was not material to the Company’s financial position, results of operations or cash flows.

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business operations. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company does not believe that any of these matters will have a material adverse affect on its business, assets or operations.

11.                               Segment Reporting

VIA offers a variety of Internet access, managed bandwidth, web hosting, e-commerce, Internet security and related services to businesses and consumers in Europe and the United States. As of June 30, 2003, VIA served primary markets in eight countries, excluding Italy. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design, Internet security and consulting services, and sale of third-party hardware and software.

The Company evaluates the performance of its operating segments primarily based on revenue and net income/loss from continuing operations.   In the table below, Corporate, which also includes the cost of the regional backbone network, is shown to reconcile to the total consolidated figures. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts. Because of the limitations the Company has experienced with its legacy billing platforms and its ongoing projects to address these limitations, the Company is not currently able to provide an accurate breakdown of revenue by product. The Company anticipates that when it has completed its various systems and process remediation efforts, it will again report revenue by certain product categories.

The table below presents information about the reported revenue and net loss from continuing operations of the Company’s segments for the three and six month periods ending June 30, 2002 and 2003 and assets from continuing operations of the Company’s segments at June 30, 2002 and 2003 (in thousands of U.S. dollars).

	Europe	Americas	Corporate	Total
Total assets as of June 30, 2002	45,722	6,855	116,041	168,618
Total assets as of June 30, 2003	37,211	6,345	88,205	131,761
Three months ended June 30, 2002:
Revenue	15,317	3,719	—	19,036
Operating loss from continuing operations	1,190	1,129	10,087	12,406
Three months ended June 30, 2003:
Revenue	15,601	1,011	—	16,612
Operating loss from continuing operations	2,958	188	6,998	10,144
Six months ended June 30, 2002:
Revenue	28,763	8,267	—	37,030
Operating loss from continuing operations	7,843	3,092	17,486	28,421
Six months ended June 30, 2003:
Revenue	32,400	1,978	—	34,378
Operating loss from continuing operations	5,072	343	13,096	18,511

At June 30, 2003, goodwill for Europe and the Americas was $7.5 million and $2.2 million respectively. During the second quarter of 2002, VIA sold its operations in Argentina and Austria.  During this quarter, VIA also entered into a contractual agreement to transfer ownership of its operation in Brazil. During the third quarter of 2002, VIA sold its operations in Ireland; similarly during this quarter, VIA entered into a contractual agreement to transfer ownership of its operation in Mexico. During July 2003, VIA sold its operation in Italy. Our operations in Argentina, Austria, Ireland and Italy are considered discontinued operations. The Argentine operation was previously reported in the Americas segment and the Austrian, Irish, and Italian operations were previously reported in the Europe segment. Our operations in Brazil and Mexico are not treated as discontinued operations.  See Notes 2 and 3.

12.                               Subsequent events

Finance outsourcing agreement

A finance outsourcing agreement was signed with Accenture LLP on July 30, 2003. Under the terms of the agreement, VIA will outsource many of its transactional finance functions to Accenture’s Financial Shared Service Centre. The contract is for three years with an annual charge of approximately $1.3 million based on forecast staffing levels. The charge for each year will be based on actual staffing levels and may be higher or lower than $1.3 million.

VIA NET.WORKS Italia

In July 2003 VIA sold VIA NET.WORKS Italia. As VIA was committed to the sale of this operation prior to June 30, 2003, the operation has been treated as an asset held for sale and included within discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Further information is provided in Note 2.

VIA NET.WORKS Brasil S.A.

In August 2003 VIA crystallized the sale of its Brazilian operation. The Brazilian operation was conditionally sold in May 2002. VIA agreed to waive all remaining rights in return for a payment of $0.1 million. Further information is provided in Note 3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this Form 10-Q. This discussion and the discussion in Item 1, Note 1, contain forward-looking statements, or statements that relate to future events or our future performance. These statements include, but are not limited to those relating to the Company’s strategic plan, projections regarding financial impacts from planned organizational re-alignment, outsourcing projects, new product roll-out, sales organization improvement plans, cost reductions in general and statements relating to profitability. These statements are only predictions or planned actions that are subject to a number of risks, uncertainties and other factors. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed in the “Risk Factors” described in Exhibit 99.1 on this Form 10-Q, as well as those described in the “Risk Factors” section of VIA’s 2002 Annual Report. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the Securities and Exchange Commission.

Overview and Strategic Plan

VIA is a provider of business communication solutions to small and medium sized businesses. VIA is headquartered in Europe and has operations in France, Germany, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States. VIA was formed in 1997 and has grown principally through the acquisition of independent Internet services providers.  We offer a portfolio of flexible and reliable managed communication services including Internet access, digital subscriber line (DSL and ADSL) services and lease line connectivity, virtual private networks (VPNs), hosting, Internet and network security services and voice services. To date, we have not been profitable; however, we are currently implementing a Strategic Plan for 2003 – 2005. Under this Plan we expect our net cashflow (defined as movement in cash and cash equivalents) to achieve break-even during the course of 2004, to reach a position of profitability, and further be recognized by our customers and the market as the business communications supplier of choice in key industry sectors.

The first key component of our Strategic Plan is to improve our operational performance.  While our initial strategy of acquiring Internet service providers permitted VIA to obtain a level of scale in a short period of time, it also brought us a company that was comprised of a collection of small geographically-diverse operations, each of which had different and generally non-scaleable systems, processes and controls. Under our Strategic Plan, we are fundamentally transforming our operations from a collection of largely independent local organizations to a single, internationally oriented, sales-focused and functionally based organization. To do so, and as previously announced, we have enhanced the management team, specifically in the sales function, re-aligned the management organization of VIA along functional lines, and have begun the process of standardizing across all of our operations a common set of systems, processes and controls.  As part of this transformation, VIA has signed agreements to outsource systems and processes associated with certain network management, IT, finance and administrative functions. We have planned a phased roll-out of each of these new initiatives into our current operations to permit an orderly transition of services.  These projects are intended to enable further cost cutting through headcount reductions, improve information flows between our operations, and processes and internal controls in each of our operations. We also intend these steps to help improve our overall operational efficiency and permit our sales and marketing groups to better focus on profitable revenue opportunities.

The second key component of our Strategic Plan is to generate profitable revenue growth. This involves the reduction of undesired customer churn improvement of the quality of our sales force, rationalizing our existing product portfolio and introducing new products, and making better use of and refocusing our direct and indirect sales channels.  We have taken steps to achieve this goal by initiating a customer churn reduction program, continuing to recruit new and more experienced sales professionals, establishing robust sales management processes and introducing highly leveraged compensation plans. Furthermore, we are seeking to improve sales productivity by managing low-value customers through telesales or indirect channels. We have also continued a comprehensive rationalization of our product portfolio and plan on introducing new products designed specifically for larger SMEs in clearly identified vertical industry segments.

Current Developments and Progress toward the Strategic Plan

During the three months ended June 30, 2003, we continued to execute and make significant progress against the key elements of the Strategic Plan.

•                  During the quarter, we have continued our personnel reductions, reducing our total headcount to 480 as compared to 539 at the beginning of the quarter.

•                  In June, we completed a strategic deal with Dimension Data Holdings plc for the outsourcing of VIA’s network management and monitoring infrastructure.   The transition to Dimension Data network management is expected to be completed by the end of 2003.  Upon completion, this arrangement will provide VIA with significantly better network management capabilities, scope and scale.

•                  In June, we also completed a software license and implementation arrangement with Inovaware Corporation, a leading provider of billing and customer management software.  We have begun a phased roll-out of the new system beginning in our German operation. We expect that all of our operations will be on the new billing and customer care system by the first quarter of 2004.

•                  During the quarter, we introduced a resale voice product in the United Kingdom and the Netherlands with plans to expand the offering to our other key markets.  This new offering will allow us to offer a more complete solution for our customers’ communication needs.

•                  In June, we signed an agreement for the sale of our loss-making Italian operation, and subsequently consummated this sale in July 2003.

•                  In June, we introduced a state-of-the-art hosting platform based on Sphera Corporation’s Hosting Business Suite for our hosting customers in the U.S. with plans to roll-out the platform in other operations.  This platform provides VIA with a more robust and scaleable hosting platform for its shared hosting customers and resellers.

In July 2003, VIA completed a significant outsourcing arrangement with Accenture LLP under which VIA will use Accenture’s financial shared service center in Prague, Czech Republic to perform back-office transaction processing and certain other finance and administrative functions.  Over the next several months, VIA and Accenture will work together to transition these functions to Accenture’s financial shared service center.  We expect that centralization and outsourcing of these functions will significantly improve the internal financial information flows and the efficiency and scaleability of our finance operations.  Moreover, together with the new billing and customer care system, the implementation of the financial shared service center will provide VIA’s management with greater visibility into our operations.   Both of these developments, together with our actions to implement further and enhanced financial controls into the operations, will continue to drive improvements in our internal control environment.

All of the actions we are undertaking in executing our Strategic Plan are also expected to contribute substantially to medium-term improvements of our financial results.  During the quarter ended June 30, 2003, we experienced continued improvement in our Internet service costs as a percentage to revenues when compared to the previous quarter and the same period in 2002 as a consequence of centralizing procurement processes and renegotiating supply agreements.  We saw a marginal deterioration in Selling, General and Administrative (SG&A) costs when compared with quarter one and with quarter two of 2002. This has resulted from adverse currency movements, a material movement in bad debt expense when compared with the prior year, termination costs for certain employees and associated transition costs arising from significant headcount reductions. While it is too early in the implementation of the Strategic Plan to see the full benefits of the actions we have taken to date, we expect that the headcount reductions and other actions taken will lead to reduced SG&A costs in 2004.

As noted above, the second key component of our Strategic Plan is the generation of profitable revenue growth.  On that front, the introduction of our voice product in selected markets and the introduction of the new web-hosting platform is expected to provide positive contribution to our revenues over time.  We have been focusing our sales and marketing teams on specific targeted industry segments. The Company has started to see certain early results from that refocusing through certain bundled product sales in our operations to major retail chains. Earlier this year, we began efforts to improve the overall quality of our sales force by replacing non-performing sales professionals with more experienced professionals, establishing robust sales management and highly leveraged compensation plans and instituting talent development and training programs.  These efforts have continued through the quarter ended June 30, 2003.  The ongoing transformation of our sales organization has temporarily impacted our sales performance, as we had anticipated.  We are also being impacted by higher than anticipated churn of our customer base.  During this quarter, we have been addressing this issue with a targeted customer churn reduction program led by senior management.

Despite the challenges of pursuing revenue growth while making significant operational improvements, we continue to be committed to the goal of achieving cash flow break-even (defined as no change in cash and cash equivalents) during 2004.  In addition, we have previously provided guidance of delivering revenues of between $70 - $75 million for the full year 2003.  We continue to expect that we will be within that range, although at the lower end of the range, assuming no significant adverse movements in foreign currency exchange rates, particularly the Euro to Dollar exchange rate.

We recognize that our ability to execute successfully on our Strategic Plan to improve operational performance and generate meaningful and profitable revenue growth is subject to a number of risks and dependencies, which are not insignificant.  These risks and dependencies are further discussed in the “Risk Factors” described in Exhibit 99-1 on this Form 10-Q, as well as those described in the “Risk Factors” section of VIA’s 2002 Annual Report.

Our Operations

During 2002, we sold our operations in Argentina, Austria, Brazil, Ireland and Mexico and, in 2003, we have sold our operation in Italy. The operations in Argentina, Austria, Ireland, and Italy are accounted for as discontinued operations and have been excluded from the financial results from continuing operations, as well as the financial results from the comparative prior periods. Due to the terms of the sales agreements for Brazil and Mexico, these operations have not met the requirements to be accounted for as discontinued operations. Therefore, the results of the Brazil and Mexico operations are included in the financial results of continuing operations of VIA. (See Note 3 to the Condensed Consolidated Financial Statements.) The following table shows the revenue contribution from each of VIA’s continuing operations in the Europe and the Americas reporting segments. As of June 30, 2003 we owned 100% of all our operations.

VIA Operations

Country	Percentages of Total Revenue from continuing operations for the three months ended June 30, 2002	Percentages of Total Revenue from continuing operations for the three months ended June 30, 2003	Percentages of Total Revenue from continuing operations for the six months ended June 30, 2002	Percentages of Total Revenue from continuing operations for the six months ended June, 2003

United Kingdom	30%	35%	30%	35%
Switzerland	6%	12%	6%	13%
The Netherlands	10%	13%	9%	12%
Germany	14%	11%	14%	12%
France	11%	11%	11%	11%
Portugal	7%	9%	6%	8%
United States	6%	6%	5%	6%
Spain	2%	3%	2%	3%
Brazil	3%	0%	4%	0%
Mexico	11%	0%	13%	0%

Our customers generally transact business with only one of our operations, which is located in the same country as the customer. Consequently, the same operating unit manages the client relationship, including delivery of service, invoicing and collections. This being the case, revenue for a country operation primarily relates directly to invoices delivered in respect of services such operation provides. When, in the small number of instances that a customer receives services across several VIA operations, one of the operations will act as lead supplier to that customer and the other operation or operations will raise invoices to the lead operation as it were a non-related third party.

RESULTS OF OPERATIONS

VIA sold its operations in Brazil and Mexico during the second and third quarters of 2002 respectively. These dispositions were structured in such a way that they were not accounted for as discontinued operations and therefore their partial year results continue to be reported in our consolidated results of operations for 2002.

As VIA has not and will not consolidate any results from the Brazilian and Mexican operations from the date of the legal sale of these operations, management believes it is meaningful to investors to not only discuss results of our continuing operations (which include results of operations in Brasil and Mexico in 2002), but also results after excluding the results of Brazil and Mexico as detailed in the table set out below under Adjusted Continuing Operations below. The table below provides a reconciliation of the “Adjusted Continuing” results to the U.S. GAAP measures. Specifically, since the results from the Brazilian and Mexican operations are only reported in our financial results through the dates of sale of each operation, being June 2002 and September 2002, respectively, we present below actual reported results and what we call “adjusted continuing operations,” which excludes the results of the Brazilian and Mexican operations so that trends and comparisons of our operating results on a period to period basis can more easily be identified.  The “adjusted continuing” measures that are reported below, including revenues, Internet services operating costs, selling, general and administrative expenses, and compensation expenses for adjusted continuing operations should not be considered an alternative to these same reported measures for total continuing operations, when determined in accordance with generally accepted accounting principles in the United States, or GAAP.

Foreign Currency Impact

Foreign exchange rates can vary significantly and impact our results of operations, which are reported in U.S. dollars. During the six months ended June 30, 2003, only our U.S. operation, which represented approximately 6% of our consolidated revenues from continuing operations during this period, conducted business in U.S. dollars. The Euro varied by approximately 9% in relation to the U.S. dollar during the second quarter of 2003 and by approximately 15% in the six months to June 30, 2003. These exchange rate fluctuations can have a significant impact on all elements of our results of operations, including revenue, expenses and net loss. During the three and six month periods ended June 30, 2003, the dollar was declining in value as compared to the currencies in which we conduct most of our business.  The effect of the weakening of the U.S. dollar is that revenues and costs in operations with a functional currency other than U.S. dollars translate into larger U.S. dollar amounts than would have been the case had the June 30, 2002 foreign exchange rate been used.

Three and six months ended June 30, 2003 compared with the three and six months ended June 30, 2002

Revenue:

	Three months ended			Six months ended
	June 30, 2002	June 30, 2003	% Increase/ (Decrease)	June 30, 2002	June 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Revenue	$19,036	$16,612	(13)%	$37,030	$34,378	(7)%

We derive our revenue from the sale of Internet goods and services, specifically Internet access and other Internet value added services, such as managed bandwidth, web and applications hosting.

For revenue transactions we apply the provisions of SAB No. 101 Revenue Recognition.  We recognize revenue from the sale of Internet goods and services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not perform credit checks on all potential customers before providing services. If we determine that collection of a fee is not reasonably assured, the revenue is recognized upon the receipt of cash, provided other revenue recognition criteria have been satisfied.

Our practices regarding the evidence of an arrangement vary from country to country. For sales, other than those completed over the Internet, we use either a purchase order or a customer agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization or direct debit mandate as evidence of an arrangement.

All of our access revenue is recognized as it is earned over the period the services are provided. Revenues from the sale of value added Internet services are also recognized over the period in which the services are provided. In accordance with EITF 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from hardware and third-party software sales is recognized gross upon delivery or installation of the products, depending on the terms of the arrangement, provided other revenue recognition criteria have been satisfied. The Company’s hardware and software sales are arrangements negotiated and agreed upon directly with its customers. The Company does not act as an agent or a broker for its vendors nor does it receive compensation, commissions or fees from its vendors. VIA also maintains the freedom and discretion in selecting the appropriate vendor to support its various hardware and software arrangements.

Revenue for the three months ended June 30, 2003 was $16.6 million as compared to $19.0 million for total continuing operations for the three months ended June 30, 2002, which includes the results of our Brazilian and Mexican operations, and $16.4 million for adjusted continuing operations in the same period, which excludes the results of our Brazilian and Mexican operations.  The revenue of the Switzerland operation was higher in the three months to June 30, 2003 following the purchase of a customer list in June 2002. In addition, the Euro to U.S. dollar foreign exchange rate has strengthened by approximately 15 per cent in the year since June 30, 2002. The effect of this strengthening is that revenues and costs in operations with a Euro functional currency translate into larger U.S. dollar amounts than would have been the case had the June 30, 2002 Euro to U.S. dollar foreign exchange rate been used. See the Foreign Currency Exchange Risks section below for more information.

Revenue for the six months ended June 30, 2003 was $34.4 million as compared to $37.0 million for total continuing operations for the six months ended June 30, 2002, and $30.7 million for adjusted continuing operations in the same period. The increase is principally due to the increased revenues of the Switzerland operation and the positive impact of the strengthening Euro to U.S. dollar foreign exchange rate. These gains were partly offset by revenue decreases period on period recorded by the French and German operations.

Through the first six months of 2003, VIA has taken significant actions in implementing its 2003-2005 Strategic Plan, including replacing many of our direct sales professionals and sales managers with higher caliber professionals. We have continued to rationalize our product portfolio and are actively recruiting resellers and other value-added partners. As expected, these and other initiatives we have undertaken through the implementation of our Strategic Plan, has had a dampening effect on our revenues. VIA anticipates that revenues will continue to be impacted over the course of 2003 by these actions. Despite the challenges of pursuing growth while also making significant operational improvements and organizational changes, we expect to generate modest revenue growth over the six months ending December 31, 2003. Specifically, we continue to expect to deliver revenues of between $70 - $75 million for the full year 2003, although at the lower end of the range, assuming no signifigant adverse movements in foreign currency exchange rates, particularly the Euro to Dollar exchange rate.

In prior reporting periods, we have provided information on categories of revenues that we generate. Because of the systemic errors and limitations we have experienced in and with our legacy billing platforms and our ongoing projects to address these and process issues, we are not currently able to provide an accurate breakdown of our revenues. We anticipate that when we have completed our various systems and process remediation efforts, we will begin again to report certain revenue categories.

OPERATING COSTS AND EXPENSES:

Internet services:

	Three months ended			Six months ended
	June 30, 2002	June 30, 2003	% Increase/ (Decrease)	June 30, 2002	June 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Internet services	$10,572	$7,829	(26)%	$21,592	$16,349	(24)%
% of Total Revenue	56%	47%		58%	48%

Our Internet services operating costs are the costs we incur to carry customer traffic to and over the Internet. We lease lines that connect our points of presence, or "PoPs", either to our own network or to other network providers. We pay other network providers for transit, which allows us to transmit our customers’ information to or from the Internet over their networks. We also pay other recurring telecommunications costs and personnel costs, including the cost of the local telephone lines our customers use to reach our PoPs and access our services, and costs related to customer support and care.

Our Internet services operating costs for total continuing operations were $7.8 million or 47% of revenues for the three months ended June 30, 2003 as compared to $10.6 million or 56% of revenues for the three months ended June 30, 2002 and $9.0 million or 55% for adjusted continuing operations in the same period. As a percentage of revenue, Internet services costs have fallen for the three and six month periods ended June 30, 2003 from the same periods in 2002 primarily due to the renegotiation of network access costs, despite the negative impact of the strengthening Euro to U.S. dollar foreign currency exchange rate.

Our Internet services operating costs for total continuing operations were $16.3 million for the six months ended June 30, 2003 as compared to $21.6 million for the six months ended June 30, 2002 and $17.6 million for adjusted continuing operations in the same period. Total Internet service costs for the three and six month periods ended June 30, 2003 benefited from the release of telecommunication cost accruals in respect of disputed charges and line cancellation credits in two operations in the European reporting segment of $0.6 million. Management considers the likelihood that VIA will ultimately be required to pay these amounts as remote.

Selling, general and administrative:

	Three months ended			Six months ended
	June 30, 2002	June 30, 2003	% Increase/ (Decrease)	June 30, 2002	June 30, 2003	% Increase/ (Decrease)

Selling, general & administrative	$17,836	$15,713	(12)%	$38,045	$30,410	(20)%
% of Total Revenue	94%	95%		103%	88%

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

We incurred SG&A expenses for continuing operations of $15.7 million for the three months ended June 30, 2003, a 12% decrease from the $17.8 million we incurred for the three months ended June 30, 2002 and a 1% decrease from the $15.8 million for adjusted continuing operations in the same period. The year over year increase in SG&A costs for adjusted continuing operations for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 is a result primarily of the adverse cost impact of the 15 per cent increase in the Euro to U.S. dollar foreign exchange rate since June 30, 2003 noted in the Revenue section above. To summarize, the Euro to U.S. dollar foreign exchange rate has strengthened by approximately 15 per cent in the year since June 30, 2002. This has had a material adverse effect on our reported costs.

SG&A expenses for continuing operations for the three months ended June 30, 2003 included a bad debt expense of $0.4 million. SG&A expenses for continuing operations for the three months ended 30 June 2002 included a release from our bad debt provision of $1.1 million.

We incurred SG&A expenses of $30.4 million for the six months ended June 30, 2003, a 20% decrease from the $38.0 million we incurred for the six months ended June 30, 2002 for total continuing operations and a 9% decrease from $33.2 million for adjusted continuing operations in the same period. We achieved these reported cost reductions despite the adverse effect of the strengthening Euro to U.S. dollar foreign exchange rate, and the change in bad debt expense between the periods.

SG&A expenses for continuing operations for the six months ended June 30, 2003 included a bad debt expense of $0.6 million. SG&A expenses for continuing operations for the six months ended 30 June 2002 included a release from our bad debt provision of $1.9 million.

Principally as a result of the issues arising from the legacy billing systems and business processes, substantial reserves were previously recorded against the carrying value of receivables. The billing system and process improvements made during 2002, combined with our intensified focus on cash collection, resulted in the collection in the three and six months ended June 30, 2002 of accounts receivable previously provided against and the release of $1.9 million in the first half of 2002 and $2.0 million in the second half of 2002. The bad debt expense in the three and six months ended June 30, 2003, was a charge of $0.4 million and $0.6 million, respectively compared to a benefit of $1.1 million and $1.9 million in the three and six month periods ended June 30, 2002.

Compensation expense for continuing operations for the three months ended June 30, 2003 was $9.9 million as compared to $11.5 million for the three months ended June 30, 2002 and $10.0 million for adjusted continuing operations in the same period. Compensation expense in 2003 has been adversely impacted by the strengthening Euro to U.S. dollar foreign exchange rate as noted above.

Compensation expense for continuing operations for the six months ended June 30, 2003 was $19.2 million as compared to $23.0 million for the six months ended June 30, 2002 and $19.9 million for adjusted continuing operations in the same period.  This decrease in total compensation costs has been achieved despite the adverse impact of foreign exchange rates as noted above. Headcount for adjusted continuing operations has fallen from 575 at December 31, 2002 to 480 at June 30, 2003.

Our SG&A expenses include the amortization of deferred compensation. In March 2002, we recorded forfeitures of unvested stock options in the amount of $1.8 million, which reduced the deferred compensation balance to zero with a corresponding adjustment to additional paid in capital. As a result, we did not record any deferred compensation expense in the first half of 2003. The deferred compensation amortization for the three and six months ended June 30, 2002 was $0 and $0.5 million, respectively.

Adjusted Continuing Operations

VIA sold its operations in Brazil and Mexico during the second and third quarters of 2002 respectively. These dispositions were structured in such a way that they were not accounted for as discontinued operations and therefore their partial year results continue to be reported in our consolidated results of operations through the dates of sale of each operation, being June 2002 and September 2002, respectively.

As VIA has not and will not consolidate any future results from the Brazilian and Mexican operations from the date of legal sale of these operations, management believes it is meaningful to investors to not only discuss results of our continuing operations (which include results of operations in Brazil and Mexico in 2002), but also results after excluding the results of Brazil and Mexico as detailed in the table below (in thousands of U.S. dollars). These results are not necessarily indicative of future results:

Three months ended June 30	Total Continuing Operations	Brazil Results of Operations	Mexico Results of Operations	Adjusted Continuing Operations

2002 Revenue	19,036	552	2,102	16,382
2003 Revenue	16,612	—	—	16,612
2002 Internet services	10,572	199	1,374	8,999
2003 Internet services	7,829	—	—	7,829
2002 SG&A costs	17,836	378	1,629	15,829
2003 SG&A costs	15,713	—	—	15,713
2002 Compensation expenses	11,512	221	1,302	9,989
2003 Compensation expenses	9,872	—	—	9,872

Six months ended June 30	Total Continuing Operations	Brazil Results of Operations	Mexico Results of Operations	Adjusted Continuing Operations

2002 Revenue	37,030	1,368	4,951	30,711
2003 Revenue	34,378	—	—	34,378
2002 Internet services	21,592	532	3,488	17,572
2003 Internet services	16,349	—	—	16,349
2002 SG&A costs	38,045	988	3,828	33,229
2003 SG&A costs	30,410	—	—	30,410
2002 Compensation expenses	23,074	554	2,632	19,888
2003 Compensation expenses	19,191	—	—	19,191

Due to the final settlement between VIA and the buyers of our Brazilian operation on the purchase price promissory note and the release of the lien on the shares of the operation, the sale of the former VIA NET.WORKS Brasil will qualify as an accounting disposition under SAB Topic 5E in the three month period ending September 30, 2003.  See footnote 3 to Financial Statements.  As a result, beginning in the three month reporting period ending September 30, 2003, VIA will include our former Brazilian operation as a discontinued operation. Once the disposals of the Brazilian and Mexican operations qualify as divestitures under SAB Topic 5E the period on period comparability of our statement of operations will improve and we will cease use of the above table and discussion of  “adjusted continuing operations.”

Depreciation and amortization:

	Three months ended			Six months ended
	June 30, 2002	June 30, 2003	% Increase/ (Decrease)	June 30, 2002	June 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Depreciation and amortization	$3,034	$1,799	(41)%	$5,814	$3,848	(34)%
% of Total Revenue	16%	11%		16%	12%

We recognize depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciate telecommunications equipment and computers over their useful lives, ranging from three to five years. The cost of network infrastructure, net of impairment charges, purchased under indefeasible right of use agreements, or IRU, is being amortized over the lesser of the estimated useful life or term of the agreement, 20 to 25 years.

Our depreciation and amortization expense was $1.8 million and $3.8 million for the three and six months ended June 30, 2003. The depreciation and amortization expense for the three and six months ended June 30, 2002 was $3.0 million and $5.8 million, respectively. In the first quarter of 2002 $0.2 million of the charge related to amortization of intangible assets. The decrease is primarily due to a lower depreciable asset base due to asset impairments in 2002 and the first quarter of 2003 and to the fact that intangible assets had been fully amortized by the end of 2002.

Restructuring and impairment charges:

	Three months ended			Six months ended
	June 30, 2002	June 30, 2003	% Increase/ (Decrease)	June 30, 2002	June 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Restructuring and Impairment charges	—	$1,415	100%	—	$2,282	100%
% of Total Revenue	—	9%		—	7%

During the three and six months ended June 30, 2003 the Company recorded restructuring and impairment charges related to the implementation of the Group’s strategic plan of $1.4 million and $2.3 million, respectively. The restructuring charge for the three months ended June 30, 2003 related to severance payments for 28 predominately sales staff at six of its European operations and at the corporate headquarters, future lease obligations on vacant office space in Germany and  implementation costs for back office and administrative outsourcing initiatives.  The restructuring charge for the three months ended March 31, 2003 of $0.9 million related to severance payments at four of its European operations of $0.7 million, an adjustment to the future lease obligations for the closure of the Reston, Virginia office of $0.1 million and a fixed asset impairment charge of $0.1 million for fixed asset fixtures and fittings that were written down to net realizable value as a result of the closure of the Reston office in March 2003. There were no restructuring or impairment charges in the six months ended June 30, 2002. For further information see Note 4 to the Consolidated Financial Statements.

We anticipate that we will incur further restructuring charges during the balance of 2003 and the first quarter of 2004 as we execute on our Strategic Plan, specifically for the costs of headcount reductions that will result from our organizational functional realignment and from our outsourcing projects. By the end of the first quarter of 2004, we expect to further reduce VIA's total headcount of 480 as of June 30, 2003 to less than 400. If the Company fails to achieve the benefits assumed from its Strategic Plan, further goodwill and long-lived asset impairments may arise.

Interest income, net:

	Three months ended			Six months ended
	June 30, 2002	June 30, 2003	% Increase/ (Decrease)	June 30, 2002	June 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Interest income, net	$644	$287	(55)%	$1,307	$712	(46)%
% of Total Revenue	3%	2%		4%	2%

For the three and six months ended June 30, 2003, we earned $0.3 million and $0.7 million in interest income, a 50% and 40% decrease over the $0.7 million and $1.4 million we earned for the three and six months ended June 30, 2002. Interest income was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in the interest income is the combined result of the decrease in the available cash for investing and the decrease in the interest rates. We also incurred $3,000 and $7,000 of interest expense for the three and six months ended June 30, 2003, as compared to $20,000 and $0.1 million of interest expense incurred in the same periods in 2002. Interest expense relates to vendor financing at both the subsidiary and corporate levels.

Other expense, net:

	Three months ended			Six months ended
	June 30, 2002	June 30, 2003	% Increase/ (Decrease)	June 30, 2002	June 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Other expense, net	$118	$96	(19)%	$446	$144	(68)%
% of Total Revenue	1%	1%		1%	0%

For the three and six months ended June 30, 2003, we incurred other expense of $0.1 million and $0.1 million, as compared to $0.1 million and $0.4 million for the same period in 2002. Other expense for the six months ended June 30, 2002 included a charge of $0.3 million in respect of the write off of the balance owing on a related party loan.

Foreign currency gains, net:

	Three months ended			Six months ended
	June 30, 2002	June 30, 2003	% Increase/ (Decrease)	June 30, 2002	June 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Foreign currency gains, net	$11,046	$4,711	(57)%	$8,555	$7,260	(15)%
% of Total Revenue	58%	28%		23%	21%

We recognized a $4.7 million and $7.3 million foreign currency gain for the three and six months ended June 30, 2003, as compared to a $11.0 million and $8.6 foreign currency gain for the three and six months ended June 30, 2002. The change from period to period was primarily due to the fluctuation in the exchange rate of the Euro as compared to the U.S. dollar and its impact on the revaluation of our Euro denominated intercompany balances held by the parent company and on our Euro denominated cash accounts. See the Foreign Currency Exchange Risks section below for more information.

We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. To minimize our exposure to foreign currency exchange rate risk on cash balances held in 2003, VIA purchased €15.0 million worth of U.S. dollars on March 10, 2003, thus substantially reducing the balance in the Euro cash account. At June 30, 2003, VIA maintained a Euro cash reserve of €9.9 million.

Liquidity and Capital Resources

VIA began 2003 with $97.8 million in cash and cash equivalents and $0.9 million in restricted cash. We had negative cash flow of $15 million during the first six months of 2003, leaving us with $82.8 million in cash and cash equivalents and $0.9 million in restricted cash at June 30, 2003.

The execution of our Strategic Plan will increase our capital expenditures from 2002 levels, and result in cash expenditures for restructuring and other non-recurring costs associated with the Strategic Plan. We believe that the cash expenditures associated with execution of the Strategic Plan are necessary to accelerate our path toward profitability. Under the Strategic Plan we will be increasing our expenditures of cash in the short term, but we anticipate that these up-front expenditures will result in less cash being spent to fund operating losses as we approach a positive net cash flow position.

In addition, in April 2003, VIA announced the restarting of its previously authorized stock repurchase plan to acquire up to $10 million worth of VIA stock.  In the second quarter of 2003, VIA purchased 823,593 shares of its common stock at a total cost of $0.8 million. This plan can be suspended by VIA at any time.  In light of the recent rise in the trading price of our common stock, we anticipate that further substantial repurchases under the program will be limited.

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

Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million in aggregate through three private preferred stock offerings between August 1997 and April 1999. Through our initial public offering of common stock in February 2000, we raised approximately $333.0 million, net of underwriting discounts and commissions. At June 30, 2003, we had cash and cash equivalents of $82.8 million and restricted cash of $0.9 million.

Cash used in operating activities was $12.1 million for the six months ended June 30, 2003 and $20.0 million for the six months ended June 30, 2002. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation, amortization, provision for doubtful accounts receivable and unrealized foreign currency transaction gains and losses.

Cash used in investing activities was $1.9 million for the six months ended June 30, 2003 and $3.0 million for the same period in 2002. In 2003, we used cash to primarily purchase tangible fixed assets.

Cash used in financing activities was $0.7 million for the six months ended June 30, 2003 and $1.5 for the six months ended June 30, 2002. In 2003 cash was used primarily to purchase treasury stock and in 2002, cash was used primarily to repay capital lease obligations.

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

Foreign Currency Exchange Risks

VIA is an international company that at the end of June 2003 had operations in eight countries. Only one operation and the parent company have a functional currency of U.S. dollars. Having operations in foreign currencies exposes VIA to foreign currency exchange risks.

There are principally two types of foreign exchange risk that may impact the results of operations and comprehensive income being transaction and translation risks. These are discussed more fully below.

Transaction risks

Transactions in currencies other than the functional currency are translated at either the exchange rate in effect at the end of the month in which the transaction occurs or in some cases the rate in effect at the date of the transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated, are recognized in the consolidated statements of operations as “Foreign currency gains (losses), net.”

Our local operations transact business in their local currencies. They do not have significant assets, liabilities or other accounts denominated in currencies other than their local currency, and therefore are not subject to significant exchange rate risk with respect to their normal operations. Foreign currency exchange fluctuations currently have little or no impact on the price of our products and our competitiveness in various markets primarily for two reasons.  First, the Company’s revenue stream is solely derived from the local operating subsidiaries. These subsidiaries transact with customers in the same country and the supporting agreements are denominated in the same local currency. There are no significant cross border customers served by VIA. Second, the local operating subsidiaries cost base is entirely denominated in the local functional currency. The majority of underlying agreements with backbone and bandwidth suppliers, and salary costs, which comprise the majority of our expenses, are also denominated in the same currency as the local revenue stream.

The parent company’s foreign exchange transaction risk is primarily derived from the revaluation of current assets and liabilities that are denominated in a currency other than U.S. dollars. These are comprised principally of Euro cash balances held to meet the working capital requirements of the five local operating subsidiaries with a Euro functional currency and the intercompany balances denominated in the local operating subsidiaries’ functional currency (Great Britain Pounds, Swiss Francs and Euros).

When required the parent company funds the local operating subsidiaries in their functional currency supported with a corresponding intercompany receivable denominated in the local operating subsidiary’s functional currency. In addition, intercompany charges between corporate and the local operating subsidiaries are transacted in the functional currency of the operating entity. Thus, the parent company’s intercompany balances are held in the operating subsidiaries local functional currency and consequently are revalued on a monthly basis. The resultant foreign exchange gain or loss is reflected in the consolidated statements of operations as “Foreign currency gains (losses), net.”

The parent company’s cash balances consist of Euros and U.S. dollars. The Euro bank account is revalued each month and the resultant gain or loss is reflected in the consolidated statements of operations as “Foreign currency gains (losses), net.”

The fluctuation in the exchange rates resulted in a foreign currency gain reflected in the consolidated statements of operations as “Foreign currency gains (losses), net” of $4.7 million and $7.3 million for the three and six months ended June 30, 2003.

Translation risks

The financial statements of the Company’s local operating subsidiaries with a functional currency other than U.S. dollars are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue and expenses are translated at the period’s average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders’ equity.

The fluctuation in the exchange rates resulted in a foreign currency gain reflected as a component of accumulated other comprehensive loss in stockholders’ equity, net of $3.6 million and $5.4 million for the three and six months ended June 30, 2003.

Exchange rates can vary significantly. The Euro high and low rates varied by approximately 7% and 15% in relation to the U.S. dollar during the three and six months ended June 30, 2003. This variation affects the average exchange rates used to translate the income statements of our operating companies whose functional currency is not U.S. dollars. At June 30, 2003, the Euro exchange rate was approximately 9% above where it was at the beginning of the year. This variation affects the ending exchange rates used to translate amounts on the balance sheet of our operating companies whose functional currency is not U.S. dollars. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

Hedging against foreign exchange risks

We do not actively manage our exposure to foreign currency translation risks that affect our reported results, which result in no cash impact unless the operation is sold.  We have in the past considered insurance and financial risk products to manage this risk, but determined such products to be prohibitively expensive. We currently have no hedging arrangements or derivatives in place to address this form of translation risk.

The parent company maintains a Euro cash balance to meet the working capital requirements of the six local operating subsidiaries with a Euro functional currency. The parent company maintains its remaining cash resources in U.S. dollars.

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

VIA has exposure to financial market risks, including changes in interest rates and foreign exchange rates. At June 30, 2003 VIA’s financial instruments consisted of short-term investments. VIA's investments are fixed rate short-term investment grade and government securities denominated in U.S. dollars. At June 30, 2003 all of VIA's investments were due to mature within three months and the carrying value of such investments approximates fair value.

As mentioned previously in the “Foreign Currency Exchange Risks” section, VIA has a Euro denominated cash account held by the parent company, which has a functional currency of U.S. dollars. In addition the parent company has intercompany accounts with its operations that are denominated in currencies other than U.S. dollars. The translation of this bank balance and the intercompany accounts exposes the Company to foreign currency exchange rate risk in the Statement of Operations. At June 30, 2003 a 10 percent increase or decrease in the level of the Euro exchange rate against the dollar with all other variables held constant would have resulted in a realized gain or loss on the Euro cash account and intercompany accounts of approximately $7 million. To minimize the Company’s exposure to foreign currency exchange rate risk in 2003, VIA purchased €15.0 million worth of U.S. dollars on March 10, 2003, thus substantially reducing the balance in the Euro cash account. At June 30, 2003, VIA maintained a cash reserve of €9.9 million.

VIA is also subject to translation risk from changes in foreign exchange rates for its international operations, which use a foreign currency as their functional currency and are translated into U.S. dollars. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders’ equity. These risks have not been reduced through hedging arrangements.

A full discussion of VIA’s exposure to foreign currency exchange risks is provided in the “Foreign Currency Exchange Risks” section above.

Item 4. Controls and Procedures

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

We engaged in an evaluation, with the oversight of our CEO and CFO, of the effectiveness of our Disclosure Controls and Procedures as of June 30, 2003. In designing and evaluating the Disclosure Controls and Procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures. In addition, we recognize that Disclosure Controls and Procedures by their nature can provide only reasonable assurance that our information flow objectives are met. As disclosed in previous periodic filings, material weaknesses in the internal control environment were identified. Management implemented a series of mitigating controls and procedures that fully addressed these material weaknesses. These procedures currently include additional and enhanced manual processes, procedures and controls including expanded analytical procedures and increased frequency and breadth of management inquiries.  Upon the completion of that evaluation, our CEO and CFO concluded that our Disclosure Controls and Procedures were effective in all material respects.

During the three months ended June 30, 2003, there have been no significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to work to improve our internal controls and Disclosure Controls and Procedures.  Specifically, we are currently performing a phased implementation to standardize processes and outsource back office functions that includes system automation and technology-enabled improvements associated with the general ledger accounting, accounts payable, accounts receivable, provisioning and billing administration, credit and collections and customer operations.  This phased implementation should be completed within the first quarter of 2004.

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

On June 30, 2003, the special litigation committee of the board of directors of the Company conditionally approved the global settlement between all plaintiffs and issuers in the IPO Litigations, the Company is in the process of completing a settlement with the plaintiffs in the case.  The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful by the plaintiffs. Under the proposed settlement, the Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.   The special litigation committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation.  Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations.

Item 2.  Changes in Securities and Use of Proceeds

Changes in Securities: None.

Use of Initial Public Offering Proceeds

On February 16, 2000, VIA completed its initial public offering of shares of common stock, par value $.001 per share. VIA’s initial public offering was made pursuant to a prospectus dated February 11, 2000, which was filed with the SEC as part of a registration statement, file No. 333-91615, that was declared effective by the SEC on February 10, 2000.

The net offering proceeds to VIA after deducting the expenses and underwriting discounts and commissions was approximately $333.0 million. The principal cash outflows from the effective date of the initial public offering through June 30, 2003 are as follows, VIA has used approximately $87 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA’s investment in various partially owned subsidiaries, approximately $49 million for capital expenditures and approximately $120 million to fund operating losses.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 22, 2003 the Annual Meeting of Shareholders was held at the Company’s offices located in Reading, United Kingdom beginning at 10:00 a.m. GMT.  At the annual meeting, shareholders considered and approved the election of Class III directors to the board of directors, by the number of votes indicated below:

DIRECTOR	VOTES FOR	WITHHELD

Steven C. Halstedt	43,875,159	491,532
John C. Steele	43,973,359	393,332

In addition, shareholders considered and approved three proposed amendments to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse split of the Company’s issued and outstanding common stock, as indicated below.  Shareholders authorized the Board of Directors to implement, at their discretion and without any further shareholder approval, any one of the approved amendments.

RATIO OF SPLIT	AFFIRMATIVE	AGAINST	ABSTAIN
1-to-5	44,205,598	160,456	637
1-to-7	44,087,648	278,406	637
1-to-10	44,091,548	272,506	2,637

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

Exhibits
Exhibit 10.1	Master Services Agreement between Dimension Data Network Services Limited and VIA NET.WORKS Europe Holding B.V. effective as of May 13, 2003.
Exhibit 10.2	Software License Agreement between Inovaware Corporation and VIA NET.WORKS, Inc. effective as of May 14, 2003.
Exhibit 31.1	Section 302 Certification - Chief Executive Officer
Exhibit 31.2	Section 302 Certification - Chief Financial Officer
Exhibit 32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1	Risk Factors

b) Reports on Form 8-K

VIA filed three reports on Form 8-K during the three months ended June 30, 2003. On May 13, 2003, VIA filed a report on Form 8-K announcing the adoption of an automated trading program. On May 13, 2003, VIA filed a report on Form 8-K to announce its first quarter 2003 results. On June 24, 2003, VIA filed a report on Form 8-K announcing receipt of a Nasdaq Staff Determination on Continued Listing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VIA NET.WORKS, INC.

	By:	/s/ Rhett S. Williams
Chief Executive Officer (Principal Executive Officer) and Director
Date: August 14, 2003

	By:	/s/ Fraser R. Park
Date: August 14, 2003		Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
10.1	Master Services Agreement between Dimension Data Network Services Limited and VIA NET.WORKS Europe Holding B.V. effective as of May 13, 2003.
10.2	Software License Agreement between Inovaware Corporation and VIA NET.WORKS, INC. effective as of May 14, 2003.
31.1	Section 302 Certification - Chief Executive Officer
31.2	Section 302 Certification - Chief Financial Officer
32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors