Form 10-Q
period 2003-09-30
VIA NET WORKS INC
filed 2003-11-10
CIK 1098402

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 1, 2003, there were outstanding 56,383,173 shares of the registrant’s common stock and 5,050,000 shares of the registrant’s non-voting common stock.

VIA NET.WORKS, INC.

PART I

Item 1. Financial Statements

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	December 31, 2002	September 30, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,813	$73,062
Restricted cash	895	955
Trade and other accounts receivable, net of allowance of $4,529 and $1,708 respectively	13,037	10,382
Other current assets	3,900	4,624
Total current assets	115,645	89,023
Property and equipment, net	13,696	11,752
Goodwill, net	9,189	9,698
Intangible assets	—	662
Other non-current assets	762	794
Deferred tax asset	3,387	3,387
Assets of businesses transferred under contractual arrangement (Note 2)	3,142	—
Total assets	$145,821	$115,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,897	$8,353
VAT and other taxes payable	922	927
Short-term notes, current portion of long-term debt and capital lease obligations	63	194
Deferred revenue	13,516	12,769
Accrued expenses	9,922	8,234
Deferred tax liability	3,387	3,387
Other current liabilities	2,092	1,632
Total current liabilities	37,799	35,496
Long-term debt and capital lease obligations, less current portion	46	388
Liabilities of businesses transferred under contractual arrangement (Note 2)	3,396	—
Total liabilities	41,241	35,884

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 132,500,000 shares authorized; 60,844,900 and 61,414,475 shares issued and outstanding; respectively	61	61
Additional paid-in capital	555,574	556,046
Treasury stock, 697,196 and 1,520,789 shares; respectively	(733)	(1,521)
Accumulated deficit	(427,574)	(446,313)
Accumulated other comprehensive loss	(22,463)	(28,841)
Accumulated other comprehensive loss of businesses transferred under contractual arrangements (Note 2)	(285)	—
Total stockholders’ equity	104,580	79,432
Total liabilities and stockholders’ equity	$145,821	$115,316

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2003	2002	2003

Revenue	18,142	16,586	48,853	50,964
Operating costs and expenses:
Internet services	8,752	7,992	26,324	24,342
Selling, general and administrative	13,376	14,322	46,656	44,732
Restructuring and impairment charges	1,027	1,458	1,027	3,740
Depreciation and amortization	2,725	2,172	8,524	6,019
Total operating costs and expenses	25,880	25,944	82,531	78,833
Operating loss from continuing operations	(7,738)	(9,358)	(33,678)	(27,869)
Interest income	632	225	2,663	945
Interest expense	(7)	(2)	(59)	(12)
Other expense, net	(2,002)	(124)	(2,331)	(267)
Foreign currency (losses)/gains, net	(1,089)	1,545	8,449	8,805
Loss from continuing operations before income taxes	(10,204)	(7,714)	(24,956)	(18,398)
Income tax	—	—	—	—
Net loss from continuing operations	(10,204)	(7,714)	(24,956)	(18,398)
Discontinued operations:
Loss from discontinued operations	(989)	—	(8,543)	(505)
(Loss)/gain on disposal of discontinued operations, less transaction costs	(527)	164	1,907	164
Net loss	(11,720)	(7,550)	(31,592)	(18,739)
Basic and diluted loss per share:
Continuing operations	(0.17)	(0.13)	(0.42)	(0.30)
Discontinued operations	(0.03)	—	(0.11)	(0.01)
Net loss per share—basic and diluted	(0.20)	(0.13)	(0.53)	(0.31)

Shares used in computing basic and diluted loss per share	60,147,704	59,893,686	60,147,704	59,893,686

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(Unaudited)

	For the nine months ended September 30,
	2002	2003
Cash flows from operating activities:
Net loss from continuing operations	(24,956)	(18,398)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	8,524	6,019
Impairment of fixed assets	—	134
Employee stock compensation	527	—
(Benefit)/provision for doubtful accounts receivable	(2,884)	633
Unrealized foreign currency transaction gains	(6,738)	(7,240)
Write-off of note receivable from related party	292	—
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	5,204	2,947
Other current assets	(306)	(1,251)
Other non-current assets	(76)	14
Accounts payable	1,365	168
VAT and other taxes payable	(965)	(99)
Accrued expenses	(3,157)	(1,285)
Other current liabilities	(328)	(415)
Deferred revenue	255	(1,162)
Net cash used in operating activities	(23,243)	(19,935)
Cash flows from investing activities:
Increase in restricted cash	(884)	(60)
Proceeds from the disposition of operating subsidiaries (net of cash paid)	152	(471)
Proceeds from businesses transferred under contractual obligations	—	310
Purchases of property, equipment and intangible assets	(1,279)	(3,827)
Note receivable from related party	(1,000)	—
Repayment of note receivable from related party	708	—
Net cash used in investing activities	(2,303)	(4,048)
Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(1,564)	(102)
Purchase of treasury stock	—	(788)
Proceeds of issuance of common stock, net	—	472
Net cash used in financing activities	(1,564)	(418)
Cash flows used by discontinued operations	(1,304)	(30)
Effect of currency exchange rate changes on cash	(5,258)	(320)
Net decrease in cash and cash equivalents	(33,672)	(24,751)
Cash and cash equivalents, beginning of period	137,854	97,813
Cash and cash equivalents, end of period	104,182	73,062

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation and Recent Pronouncements

These condensed consolidated financial statements as of September 30, 2003 and for the three and nine month periods ended September 30, 2002 and 2003 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. (“VIA” or “the Company”) as of and for the year ended December 31, 2002, included in VIA’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“2002 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the financial statements included in the 2002 Annual Report. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that management considers necessary to present fairly the consolidated financial position of VIA at September 30, 2003 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2002 and September 30, 2003. The results of operations for the three and nine month periods ended September 30, 2003 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires VIA to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results could differ from the recorded estimates.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company or its wholly-owned subsidiaries owns 100% of all its equity investments and all of such investments are consolidated into the financial statements of the Company. Consequently the Company does not currently believe that there will be any material impact to the consolidated financial statements following its adoption of FIN 46.

2.                                      Discontinued Operations

During 2002, VIA sold its operations in Argentina, Austria and Ireland.  The operation in Argentina, which had been included in the Americas region for segment reporting, was sold on June 11, 2002 to an unrelated third party purchaser. The Austrian operation, which had been included in the European segment, was sold to the then-current management team on May 29, 2002. The Irish operation, which had been included in the European segment, was sold on August 12, 2002 to a former shareholder and managing director of the Irish operation.  Each of these operations have been treated as discontinued operations since the date of their respective dispositions in 2002.  As noted below, VIA also sold its operations in Brazil and Mexico in 2002, but because of the method by which these transactions were structured, these operations were not treated as discontinued operations in 2002 but rather classified as businesses held under contractual agreements.

VIA NET.WORKS Brasil S.A.

In May 2002, VIA closed a transaction for the sale of its Brazilian operation, VIA NET.WORKS Brasil S.A. (“VIA Brasil”), to the then-current management team for $0.4 million, of which $30,000 was paid in cash at closing and the balance by delivery of a promissory note payable over 18 months. The note was secured by a pledge of 93% of the outstanding shares in VIA Brasil, subject to reduction on a pro-rata basis for payments made under the note. The collateralization of the outstanding shares permitted VIA to reacquire, at its option, a controlling interest in VIA Brasil if the purchasers defaulted on the obligations under the promissory note.

Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, VIA did not treat the Brazilian operation as a discontinued operation from May 2002 onwards. VIA has not consolidated any results of this Brazilian operation from May 2002.

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

On July 8, 2003, in recognition of the continuing economic difficulties of the Brazilian operation and the limited resources of the buyers, VIA agreed to settle the outstanding amounts owing for an aggregate payment by the buyers in the amount of $0.1 million.  As a part of this settlement, VIA agreed to release the buyers and VIA Brasil from the obligations under the note and the pledge agreement.  VIA received the full settlement amount as of August 8, 2003.

With the release of the pledge agreement, VIA no longer had a continuing involvement in the Brasil operation and is able to complete the accounting treatment under SAB Topic 5E. VIA therefore recognized a $2.5 million loss in the statement of operations in the three month period ended 30 September, 2003. In addition, VIA Brasil has now been classified as a discontinued operation.

VIA NET.WORKS México S.A. de C.V.

In September 2002, VIA closed a transaction for the sale of 100% of the outstanding capital stock of its subsidiary, VIA NET.WORKS México S.A. de C.V. (“VIA Mexico”) to a group of buyers led by the then-current management of VIA Mexico. As a part of the sale transaction, the parties also entered into a convertible credit agreement under which VIA agreed to loan VIA Mexico a sum of $2.2 million. Under the convertible credit agreement, all outstanding loan amounts together with accrued interest become due and payable on September 4, 2004. This convertible credit agreement provided that upon a change of control of VIA Mexico (which is defined to include a change of greater than 33% of the current equity holding of the company), VIA could elect to convert the outstanding loan amounts into a 19% equity interest of VIA Mexico or accept a cash payment of $0.6 million as payment in full.

Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, VIA neither treated the Mexican operation as a discontinued operation nor consolidated any future results of this Mexican operation from September 2002 onwards.

At the time the transaction was closed, VIA expected the funds for repayment of the loan to come exclusively from future operations of VIA Mexico. Management believed that VIA Mexico’s history of past operating losses combined with the difficult economic conditions in the telecommunications industry in the region made recovery of the loan uncertain. Accordingly, VIA fully provided against the whole amounts under the loan in its results of operations during the third quarter of 2002.

In September 2003, in recognition of the continuing economic difficulties of the Mexican operation, VIA agreed to settle the outstanding amounts owing under the convertible credit agreement for an accelerated cash payment by the buyers in the amount of $0.4 million.  In exchange for the accelerated payment, VIA agreed to release and waive the buyers and VIA Mexico from its obligations under the convertible credit agreement.  VIA has received all of the settlement amount except for $60,000 which is expected to be received during November 2003.

By waiving the convertible credit agreement, VIA no longer had a continuing involvement in the Mexico operation and is able to complete the accounting treatment under SAB Topic 5E. VIA therefore recognized a $2.9 million gain in the statement of operations in the three month period ended September 30, 2003. In addition, VIA Mexico has now been classified as a discontinued operation.

VIA NET.WORKS Italia

In July 2003, VIA sold its Italian operation, VIA NET.WORKS Italia, which has been included in the European segment. The Italian operation was sold for nominal consideration. As part of the transaction VIA provided cash funding in the form of a loan to the buyers of Euros 0.4 million, which was waived at closing. VIA also assumed certain real estate lease obligations of the Italian operation, for which the total potential liability is Euros 0.3 million.  In connection with the sale, both parties waived all outstanding intercompany debt existing at the date of sale. VIA recognized a $0.3 million loss in the statement of operations in the three month period ended September 30, 2003.

As each of the Argentine, Austrian, Irish, Italian, Brazilian and Mexican operations represented a component of an entity as defined by SFAS 144, the Company has classified each operation as a discontinued operation for the four periods presented. Revenues related to discontinued operations were approximately $1.6 million and $10.3 million for the three and nine months ended September 30, 2002 and were approximately nil and $0.6 million for the three and nine months ended September 30, 2003. The loss from discontinued operations was $1.0 million and $8.5 million for the three and nine months ended September 30, 2002 and nil and $0.5 million for the three and nine months ended September 30, 2003.

3.                                      Restructuring and Impairment Charges

Restructuring

During the three and nine months ended September 30, 2003, the Company recorded restructuring charges related to the implementation of its strategic plan of $1.5 million and $3.6 million respectively.  The restructuring charge for the three months ended September 30, 2003 related to severance payments at four of its European operations and at the corporate headquarters and transition implementation costs for back-office and administrative outsourcing initiatives.  Restructuring charges in the nine months ended September 30, 2002 related to the closure of the former head office in Reston, Virginia.  Changes in the restructuring provision in the nine months ended September 30, 2003 were as follows (in thousands of U.S. dollars):

	Future operating lease obligations	Employee termination payments	Other	Total
Balance as of June 30, 2002	—	—	—	—
Costs incurred	527	415	85	1,027
Amounts paid	—	—	(85)	(85)
Balance as of September 30, 2002	527	415	—	942
Amounts paid	(71)	—	—	(71)
Balance as of December 31, 2002	456	415	—	871
Costs incurred	57	676	—	733
Amounts paid	(73)	(610)	—	(683)
Balance as of March 31, 2003	440	481	—	921
Costs incurred	92	883	440	1,415
Amounts paid	(66)	(901)	(99)	(1,066)
Foreign exchange translation	—	10	—	10
Balance as of June 30, 2003	466	473	341	1,280
Costs incurred	—	1,140	318	1,458
Amounts paid	(111)	(1,082)	(399)	(1,592)
Foreign exchange translation	1	7	—	8
Balance as of September 30, 2003	356	538	260	1,154

The future operating lease obligations balance at September 30, 2003, comprised of $0.4 million related to the former corporate headquarters office in Reston, Virginia, USA and $0.1 million related to vacant space in the German operation office. The Reston office accrual reflects the net of the future lease obligations, which continues through February 2005, less the income from a sublease of the space. The German office lease accrual reflects the fair value of the future lease obligations on vacant office space, which continue through December 31, 2003. The Reston and German accruals have been drawn down during the year by the monthly payments on the office lease for the remainder of the term.

Headcount for sales, information technology, marketing and various administrative roles has been reduced as part of the Company’s strategic plan. The employee termination costs accrual of $0.5 million carried forward at June 30, 2003 comprised $0.4 million in respect of three European operations and $0.1 million at the corporate headquarters. Cash payments of $0.5 million were made in the quarter ended September 30, 2003 in respect of these brought forward balances ($0.4 million by European operations and $0.1 million by Corporate). The employee termination costs incurred in the three months ended September 30, 2003, of $1.1 million relate to the severance and benefits for 37 employees at four European operations and two employees at the corporate headquarters. Cash payments of $0.6 million were made in the period in respect of these accruals ($0.6 million by European operations and nil by Corporate). It is anticipated that the remainder will be paid in the quarter ending December 31, 2003. It is not anticipated that any of these terminations will adversely impact the Company’s ability to generate revenue.

The Other charges accrual of $0.3 million brought forward at June 30, 2003 related to the implementation costs for back-office and administrative outsourcing initiatives at the corporate headquarters. Cash payments of $0.3 million were made in the quarter ended September 30, 2003 in respect of this brought forward balance. Other charges of $0.3 million incurred in the three months ended September 30, 2003 also related to implementation costs for back-office and administrative outsourcing initiatives. Cash payments of $0.1 million were made in the period in respect of these accruals. It is anticipated that the remainder of the costs will be paid in the quarter ending December 31, 2003.

Impairment

During the nine months ended September 30, 2003, the Company recorded a fixed asset impairment charge of $0.1 million for fixed asset fixtures and fittings that were written down to net realizable value as a result of the closure of the Reston office in March 2003. There were no impairment charges in the three and nine months ended September 30, 2002 or in the quarter ended September 30, 2003.

Other than the matters referred to in note three, management has no other commitments that would significantly affect the carrying value of VIA’s existing assets or liabilities.

On a periodic basis, management reviews the carrying value of the investment in our operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-lived assets. In its review, management considers the following:

•                                          market and competitive factors, including trends within the telecommunications industry broadly and the market for internet access specifically, as well as general economic trends;

•                                          operating and financial trends, including significant underperformance relative to expected historical or projected operating results;

•                                          business outlook for each operation, including changes in the expected revenues and cash flows, changes in customers and the services that they require; and

•                                          how each operation is potentially impacted by our Strategic Plan.

If the Company fails to achieve the financial benefits envisaged to arise from the implementation of its Strategic Plan further impairment may arise.

4.                                      Income Tax

The provision for taxes based on income for the 2003 and 2002 interim periods was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on management’s expectations of tax expense for the year being nil. There will be no tax impact arising from the disposal of the Italian, Brazilian and Mexican operations discussed in Note 2.

5.                                      Comprehensive Loss

Comprehensive loss for the three months and nine months ended September 30, 2002 and 2003 was as follows (in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net loss	$(11,720)	$(7,550)	$(31,592)	$(18,739)
Foreign currency translation adjustments	1,099	(717)	(4,986)	(6,093)
Comprehensive loss	$(10,621)	$(8,267)	$(36,578)	$(24,832)

The financial statements of the Company’s local operating subsidiaries with a functional currency other than U.S. dollars are translated into U.S. dollars using the current rate method. The resultant foreign currency translation adjustments are accumulated and reported as a component of accumulated other comprehensive loss in stockholders’ equity.

6.                                      Property and Equipment

Property and equipment consisted of the following (in thousands of U.S. dollars):

	December 31, 2002	September 30, 2003
Hardware and other equipment	$17,266	$16,468
Network and data center assets	13,810	11,447
Software	11,843	13,227
Furniture and fixtures	2,041	1,203
	44,960	42,345
Accumulated depreciation	(31,264)	(30,593)
Property and equipment, net	$13,696	$11,752

Depreciation expense was $2.7 million and $2.2 million for the three months ended September 30, 2002 and 2003, respectively. Depreciation expense was $8.5 million and $6.0 million for the nine months ended September 30, 2002 and 2003, respectively. As disclosed above in note 3, a fixed asset impairment charge of $0.1 million was recorded in restructuring charges for the nine months ended September 30, 2003 in respect of the fixtures and fittings of the former headquarters office in Reston.

7.                                      Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill during the nine months ended September 30, 2003 are as follows (in thousands of U.S. dollars):

	Total	Europe	Americas
Balance as of December 31, 2002	$9,189	$7,027	$2,162
Foreign exchange adjustment	509	509	—
Balance as of September 30, 2003	$9,698	$7,536	$2,162

The Company’s intangible assets are as follows (in thousands of U.S. dollars):

	December 31, 2002	September 30, 2003
Customer list	—	$662
Accumulated amortization	—	—
Intangible assets, net	—	$662

At the end of September 2003, our Swiss subsidiary acquired a customer list from a Swiss web-design and hosting company for the amount of $0.7 million. The acquisition cost will be amortized over three years. There was no acquired intangible asset amortization expense for the three and nine month periods ended September 30, 2003. The acquired intangible asset amortization expense for the three and nine month periods ended September 30, 2002 was  $0.2 million and $0.7 million respectively. The acquired intangible assets held at September 30, 2002 were fully amortized by December 31, 2002.

8.                                      Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. During 2000, prior to the initial public offering, the Company determined that the fair value of the underlying common stock exceeded the exercise price of certain stock option grants by $0.6 million. Such amounts, net of forfeitures, were being amortized over the vesting period. During the nine months ended September 30, 2002, VIA recorded stock option forfeitures of $1.8 million, which reduced the deferred compensation balance to zero with the corresponding adjustment to additional paid-in capital. The Company recognized an expense of $0.5 million in the nine months ended September 30, 2002. No amounts have been recorded in the three and nine months ended September 30, 2003.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands of U.S. dollars except for per share data):

	For the three months ended September 30		For the nine months ended September 30
	2002	2003	2002	2003

Net loss (as reported)	$(11,720)	$(7,550)	$(31,592)	$(18,739)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(17)	(726)	(4,909)	(2,649)
Add back: Total stock-based employee compensation expense determined under APB 25	—	—	527	—
Proforma net loss	$(11,737)	$(8,276)	$(35,974)	$(21,388)

Net loss per share, basic and diluted (as reported)	$(0.20)	$(0.13)	$(0.53)	$(0.31)
Net loss per share, basic and diluted (proforma)	$(0.20)	$(0.14)	$(0.60)	$(0.36)

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

On June 30, 2003, the special litigation committee of the board of directors of the Company conditionally approved the global settlement between all plaintiffs and issuers in the IPO Litigations. The Company is in the process of completing a settlement with the plaintiffs in the case.  The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful by the plaintiffs. Under the proposed settlement, the Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.   The special litigation committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation.  Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations.  We continue to progress toward settlement and await approval of settlement by all parties involved.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows and that this is the expectation for the future.  Additionally, the fair value of the indemnifications that the Company issued during the nine months ended September 30, 2003 was not material to the Company’s financial position, results of operations or cash flows.

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business operations. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company does not believe that any of these matters will have a material adverse affect on its business, assets or operations.

10.                               Segment Reporting

VIA offers a variety of Internet access, managed bandwidth, web hosting, e-commerce, Internet security and related services to businesses and consumers in Europe and the United States. As of September 30, 2003, VIA served primary markets in eight countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web hosting and design, Internet security and consulting services, and sale of third-party hardware and software. Because of the limitations the Company has experienced with its legacy billing platforms and its ongoing projects to address these limitations, the Company is not currently able to provide an accurate breakdown of revenue by product. The Company anticipates that when it has completed its various systems and process remediation efforts, it will again report revenue by certain product categories.

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

The table below presents information about the reported revenue and net loss from continuing operations of the Company’s segments for the three and nine month periods ending September 30, 2002 and 2003 and assets from continuing operations of the Company’s segments at September 30, 2002 and 2003 (in thousands of U.S. dollars).

	Europe	Americas	Corporate	Total
Total assets as of September 30, 2002	44,208	3,298	106,592	154,098
Total assets as of September 30, 2003	33,097	3,254	78,965	115,316
Three months ended September 30, 2002:
Revenue	17,204	938	—	18,142
Operating loss from continuing operations	(462)	(295)	(6,981)	(7,738)
Three months ended September 30, 2003:
Revenue	15,611	975	—	16,586
Operating loss from continuing operations	(2,426)	(296)	(6,636)	(9,358)
Nine months ended September 30, 2002:
Revenue	45,967	2,886	—	48,853
Operating loss from continuing operations	(8,305)	(855)	(24,518)	(33,678)
Nine months ended September 30, 2003:
Revenue	48,011	2,953	—	50,964
Operating loss from continuing operations	(7,499)	(639)	(19,731)	(27,869)

At September 30, 2003, goodwill for Europe and the Americas was $7.5 million and $2.2 million respectively. During the second quarter of 2002, VIA sold its operations in Argentina and Austria.  During this quarter, VIA also entered into a contractual agreement to transfer ownership of its operation in Brazil. During the third quarter of 2002, VIA sold its operations in Ireland and entered into a contractual agreement to transfer ownership of its operation in Mexico. During the third quarter of 2003, VIA sold its operation in Italy and completed the conditional sales of its Brazilian and Mexican operations. Our operations in Argentina, Austria, Ireland, Italy, Brazil and Mexico are considered discontinued operations. The Argentine, Brazilian and Mexican operations were previously reported in the Americas segment and the Austrian, Irish, and Italian operations were previously reported in the Europe segment. See Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in Item 1 of this Form 10-Q. This discussion and the discussion in Item 1, Note 1, contain forward-looking statements, or statements that relate to future events or our future performance. These statements include, but are not limited to those relating to the Company’s strategic plan, projections regarding financial impacts from planned organizational re-alignment, outsourcing projects, new product roll-out, sales organization improvement plans, cost reductions in general and statements relating to profitability. These statements are only predictions or planned actions that are subject to a number of risks, uncertainties and other factors. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed in the “Risk Factors” described in Exhibit 99.1 on this Form 10-Q, as well as those described in the “Risk Factors” section of VIA’s 2002 Annual Report. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the Securities and Exchange Commission.

Overview and Strategic Plan

VIA is a provider of business communication solutions to small and medium sized businesses. VIA is headquartered in Europe and has operations in France, Germany, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States. VIA was formed in 1997 and has grown principally through the acquisition of independent Internet services providers.  We offer a portfolio of flexible and reliable business communication services including Internet access, digital subscriber line (ADSL and SDSL) services and lease line connectivity, virtual private networks (VPNs), hosting, Internet and network security services and voice services.

To date, we have not been profitable.  We are currently implementing a Strategic Plan for 2003 – 2005 and expect our net cashflow (defined as movement in cash and cash equivalents) to achieve break-even, to reach a position of profitability, and further be recognized by our customers and the market as the business communications supplier of choice in key industry sectors.  Our Strategic Plan has two key components:  improving operational performance and growing revenues profitably.  Throughout the first nine months of 2003, we have focused on improving operational performance, while also taking early steps to position the company for profitable revenue growth.

VIA develops its products and services to meet the needs of small to medium sized businesses, with a focus on providing product bundles and solutions for specific industry segments that include retail, IT, manufacturing, media and business services sectors, as well as other niche markets in our target territories.  We compete primarily against the local incumbent telecommunications service providers, regional Internet service providers, and small locally focused Internet service providers and systems integrators. Unlike most of our competitors, VIA focuses specifically on the small to medium sized businesses.

Current Developments and Progress toward the Strategic Plan

During the three months ended September 30, 2003, we continued to execute and make significant progress against the key elements of the Strategic Plan.

Improving Operational Performance

•                  We have completed the migration of key network management functions to Dimension Data.

•                  We continue to progress the phased introduction of the Inovaware billing and customer care platform according to schedule.

•                  We began the migration of certain accounting, billing, credit and collections, and certain other financial back-office services to Accenture.

•                  We have continued to replace non-performing managers and sales staff with more experienced professional staff.

In June 2003, we completed a strategic deal with Dimension Data Holdings plc for the outsourcing of VIA’s network management and monitoring infrastructure. Upon completion, this arrangement will provide VIA with significantly better network management capabilities, scope and scale. Also in June 2003, we completed a software license and implementation arrangement with Inovaware Corporation, a leading provider of billing and customer management software. We have begun a phased roll-out of the new system beginning in our German and Netherlands operations. We expect that all of our operations will have been migrated to the new billing and customer care system by the end of the first quarter of 2004.

In July 2003, VIA completed a significant outsourcing arrangement with Accenture LLP under which VIA will use Accenture’s financial shared service center in Prague, Czech Republic to perform back-office transaction processing and certain other finance and administrative functions.  During the third quarter of 2003, VIA and Accenture started working together to transition these functions to Accenture’s financial shared service center. We are substantially on track to complete the transition within the first quarter of 2004. We expect that centralization and outsourcing of these functions will significantly improve the internal financial information flows and the efficiency and scaleability of our finance operations.

Together with the new billing and customer care system, the implementation of the financial shared service center will provide VIA’s management with greater visibility into our operations.   Both of these developments, together with our actions to implement further enhanced financial controls in our operations, will continue to drive improvements in our internal control environment. While we have not yet realized the full benefits of the actions we have taken to date in implementing the Strategic Plan, we expect that they will also lead to further reductions in SG&A costs in 2004.

Growing Revenues Profitably

As noted above, the second key component of our Strategic Plan is the generation of profitable revenue growth.  In the third quarter, we have undertaken the following activities to support this:

•                  Churn - we have engaged in a number of activities to further control and reduce churn

•                  Sales Productivity – training and further replacement of non-producing sales staff have increased the productivity across the channels

•                  Channel Mix – we continue to expand our web/telesales channel and add new partners to improve our channel mix

•                  Enhance VIA’s Value Proposition - we completed our phased rollout of a voice resale product, ahead of schedule in October 2003

•                  Industry focus - In September of 2003, we purchased certain assets and customer accounts of a Swiss web hosting business, which focused on the hotel and restaurant industry.

We are continuing our efforts to control and further reduce churn and increase customer retention in recognition of the significant impact that customer churn has had on our recurring revenue base. The introduction of a hunter/farmer sales model with dedicated account managers ‘farming’ our customer base has begun to show positive impact through a decrease in the number of customers leaving us at the expiration of their contract. In July, to better understand the specific needs of our customers and their experience with VIA, we conducted a customer survey.  Since then, we have improved the quality and frequency of our communications with customers and have taken significant steps to address the key requests of our customers.

Earlier this year, we began efforts to improve the overall quality of our sales force by replacing non-performing sales professionals with more experienced professionals, establishing robust sales management and highly leveraged compensation plans and instituting talent development and training programs.  These efforts have continued through the quarter ended September 30, 2003.  The ongoing transformation of our sales organization has temporarily adversely impacted our sales performance, as we had anticipated, through the first nine months of 2003.

We have further expanded our web sales activities in order to increase the efficiency of sales of our base product set and to more effectively reach a broad potential customer base and to provide a low-cost sales and order-entry channel for all our operations.  The web sales software platform, which will be fully deployed across all our operations in the course of the fourth quarter of 2003, allows customers to select and order a product through the web, and enables VIA to automate and standardize the process for managing products, pricing, orders, and other system data.  A web sales website in each country with a similar look and feel and with the same back office management tools enables us to better standardize products and services.  During the fourth quarter of 2003, all of our operations will have deployed the automated web sales site.

The Company recently completed the introduction of its voice product in all European markets ahead of schedule to further support VIA’s positioning as a business communications provider to the small and mid sized enterprize market. The Company believes that voice is a key part of the communications bundles that this market segment is demanding. VIA has also continued its efforts to focus the sales and marketing teams on specific targeted industry segments with tailored bundles of products and services. The Company has started to see early results from that refocusing through certain bundled product sales in our operations to major retail chains.

In September of 2003, our Swiss subsidiary acquired over 400 customer accounts from a Swiss web-design and hosting company, specializing in the Swiss hotel and restaurant market.  This acquisition is expected to allow the Company to expand its reach into a key vertical market in Switzerland, opening the opportunity to deliver VIA’s existing product portfolio, including DSL, VPN, security and voice solutions.  We also believe the acquisition enables the Company to leverage and expand its market expertise in the hospitality market to its other VIA operations.

Despite the challenges of pursuing revenue growth while making significant operational improvements, we continue to be committed to the goal of achieving cash flow break-even (defined as no change in cash and cash equivalents) during 2004.  For the full year 2003, we expect to report revenues of approximately $70 million, assuming no significant adverse movements in foreign currency exchange rates, particularly the Euro to Dollar exchange rate. Our previous guidance of revenues for the full year 2003 was at the lower end of the range of $70 to $75 million.

For the full year 2003, we expect a modest revenue increase of approximately 5% over full year 2002 figures.  This increase in 2003 revenues over 2002 revenues will have been achieved in the face of the following challenges: a changeover of substantially all the senior management and executive team, the development and implementation of the Strategic Plan, a reorganization of our country operations from a geographic orientation to a functional matrix orientation, a reduction of approximately one-third of our entire headcount and a significant turnover of our sales staff, the implementation in all our operations of a new billing and customer care system and the outsourcing of major portions of our back-office finance support.  These and other operational improvements are well underway and will be substantially complete going into 2004.

As noted above, we have sought to improve our sales force through new hires this year, sales management and highly leveraged compensation plans and development and training programs.  In addition, we have now successfully rolled out a new voice resale offering in all our European operations and expect to have completed the roll-out of a new IP VPN offering, both of which will contribute substantially to our 2004 results and enable VIA to reach its target of achieving cash flow break-even.  We believe all of these developments will generate positive revenue growth in 2004 and beyond.  This, together with the cost reductions we have taken in 2003 through significant reduction of our headcount and outsourcing projects, are expected to enable us to reach our target of cash flow breakeven during 2004.

We recognize that our ability to successfully execute our Strategic Plan to improve operational performance and generate meaningful and profitable revenue growth is subject to a number of risks and dependencies, which are not insignificant.  These risks and dependencies are further discussed in the “Risk Factors” described in Exhibit 99-1 on this Form 10-Q, as well as those described in the “Risk Factors” section of VIA’s 2002 Annual Report.

Leveraging an improved operating platform through acquisitions

Consistent with the Strategic Plan, we have spent a significant part of 2003 focused on improving our operational performance, specifically to deliver improvements to our systems and platforms, people and processes and controls.  With a substantially improved operational platform and a continuing strong cash position, VIA has now determined to pursue strategic acquisitions and partnerships that will complement or enhance our infrastructure, product offerings, channel strategies or customer base.  We are in the process of identifying appropriate targets or partners.  As the Internet and communications sector continues to consolidate, we intend to enhance our position in the market and our financial strength through a combination of organic and transactional growth.  Nonetheless, there can be no assurances that we will be able to successfully identify appropriate target companies that will be willing to partner with VIA.

Our Operations

During 2002, we sold our operations in Argentina, Austria, Brazil, Ireland and Mexico and, in 2003, we have sold our operation in Italy. These operations are accounted for as discontinued operations and have been excluded from the financial results from continuing operations, as well as the financial results from the comparative prior periods. The following table shows the revenue contribution from each of VIA’s continuing operations in the Europe and the Americas reporting segments. As of September 30, 2003 we owned 100% of all our operations.

VIA Operations

Country	Percentages of Total Revenue from continuing operations for the three months ended September 30, 2002	Percentages of Total Revenue from continuing operations for the three months ended September 30, 2003	Percentages of Total Revenue from continuing operations for the nine months ended September 30, 2002	Percentages of Total Revenue from continuing operations for the nine months ended September 30, 2003
United Kingdom	36%	36%	36%	35%
The Netherlands	11%	15%	10%	14%
Switzerland	16%	12%	10%	13%
Germany	14%	11%	16%	11%
France	9%	10%	12%	10%
Portugal	6%	8%	7%	8%
United States	5%	6%	6%	6%
Spain	3%	2%	3%	3%

Our customers generally transact business with only one of our operations, which is located in the same country as the customer. Consequently, the same operating unit manages the client relationship, including delivery of service, invoicing and collections. This being the case, revenue for a country operation primarily relates directly to invoices delivered in respect of services such operation provides. When, in the small number of instances that a customer receives services across several VIA operations, one of the operations will act as lead supplier to that customer and the other operation or operations will raise invoices to the lead operation as if it were a non-related third party.

RESULTS OF OPERATIONS

Foreign Currency Impact

Foreign exchange rates can vary significantly and impact our results of operations, which are reported in U.S. dollars. During the nine months ended September 30, 2003, only our U.S. operation, which represented approximately 6% of our consolidated revenues from continuing operations during this period, conducted business in U.S. dollars.

The Euro varied by approximately 8% in relation to the U.S. dollar during the third quarter of 2003 and by approximately 15% in the nine months to September 30, 2003. These exchange rate fluctuations have a significant impact on our results of operations, including revenue, expenses and net loss.

The average Euro to U.S. dollar foreign exchange rates for the three and nine month periods ended  September 30, 2003 were 15% and 20% higher respectively than the average Euro to U.S. dollar foreign exchange rates for the same periods in 2002. In the period since January 1, 2002 the dollar has declined in value as compared to the currencies in which we conduct most of our business.  The effect of the weakening of the U.S. dollar is that revenues, operating costs and expenses and operating profits and losses in operations with a functional currency other than U.S. dollars translate into larger U.S. dollar amounts than would have been the case had foreign exchange rates remained unchanged.

Three and nine months ended September 30, 2003 compared with the three and nine months ended  September 30, 2002

REVENUE:

	Three months ended			Nine months ended
	September 30, 2002	September 30, 2003	% Increase/ (Decrease)	September 30, 2002	September 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Revenue	$18,142	$16,586	(9)%	$48,853	$50,964	4%

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

Revenue for the three months ended September 30, 2003 was $16.6 million as compared to $18.1 million for the three months ended September 30, 2002.  Approximately 6 per cent of our consolidated revenues for both periods arose from operations that conducted business in U.S. dollars. The average Euro to U.S. dollar foreign exchange rate for the three months ended September 30, 2003 has strengthened by approximately 15 per cent when compared to the same period last year positively impacting revenues by approximately $1.4 million. This has been more than offset by a 16% decrease in the underlying revenue for the three months ended September 30, 2003 as compared to the same period in 2002 notably in Switzerland, Germany and the UK.

Swiss revenues, excluding the impact of foreign exchange, reflect a 37% decrease (approximately $1.1 million). This reduction is primarily due to the loss in the quarter of a significant number of the customers acquired via a customer list purchase in the second quarter of 2002. German revenues, excluding the impact of foreign exchange, reflect a 37% decrease (approximately $1.0 million). This revenue reduction is primarily a result of actions undertaken in the fourth quarter of 2002 to eliminate certain unprofitable business in order to reduce operating losses and build a stronger base from which to grow the business. UK revenues, excluding the impact of foreign exchange, reflect a 13% decrease (approximately $0.9 million). This revenue reduction is primarily a result of increased competition and price erosion.

Revenue for the nine months ended September 30, 2003 was $51.0 million as compared to $48.9 million for the nine months ended September 30, 2002. Approximately 6 per cent of our consolidated revenues for both periods arose from operations that conducted business in U.S. dollars. The average Euro to U.S. dollar foreign exchange rate for the nine months ended September 30, 2003 has strengthened by approximately 20 per cent when compared to the same period last year positively impacting revenues by approximately $6 million. This has been largely offset by a 9% decrease in the underlying revenue for the nine months ended September 30, 2003 as compared to the same period in 2002, notably in Germany and France.

Germany revenues, excluding the impact of foreign exchange, reflect a 33% decrease (approximately $2.6 million). This reduction, as discussed above, is primarily a result of the actions taken to reduce operating losses. France revenues, excluding the impact of foreign exchange, reflect a 22% decrease (approximately $1.4 million). This revenue reduction is primarily a result of increased competition and price erosion.

Through the first nine months of 2003, VIA has taken significant actions in implementing its 2003-2005 Strategic Plan, including replacing many of our direct sales professionals and sales managers with higher caliber professionals. We have continued to rationalize our product portfolio and are actively recruiting resellers and other value-added partners. As expected, these and other initiatives we have undertaken through the implementation of our Strategic Plan, has had a short-term adverse effect on our revenues. Despite the challenges of pursuing growth while also making significant operational improvements and organizational changes, we expect to generate modest revenue growth over the six months ending December 31, 2003. Specifically, we expect to deliver revenues of approximately $70 million for the full year 2003, assuming no significant adverse movements in foreign currency exchange rates, particularly the Euro to Dollar exchange rate. This expectation is at the lower end of the previous guidance of revenues of between $70 to $75 million.

In prior reporting periods, we have provided information on categories of revenues that we generate. Because of the systemic errors and limitations we have experienced in and with our legacy billing platforms and our ongoing projects to address these and process issues, we are not currently able to provide an accurate breakdown of our revenues. In 2004, we anticipate that we will have completed our various systems and process remediation efforts and we will begin again to report certain revenue categories.

OPERATING COSTS AND EXPENSES:

Internet services:

	Three months ended			Nine months ended
	September 30, 2002	September 30, 2003	% Increase/ (Decrease)	September 30, 2002	September 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Internet services	$(8,752)	$(7,992)	(9)%	$(26,324)	$(24,342)	(8)%
% of Total	48%	48%		54%	48%

Revenue

Our Internet services operating costs are the costs we incur to carry customer traffic to and over the Internet. We lease lines that connect our points of presence, or “PoPs”, either to our own network or to other network providers. We pay other network providers for transit, which allows us to transmit our customers’ information to or from the Internet over their networks. We also pay other recurring telecommunications costs and personnel costs, including the cost of the local telephone lines our customers use to reach our PoPs and access our services, and costs related to customer support and care.

Our Internet services operating costs were $8.0 million or 48% of revenues for the three months ended September 30, 2003 as compared to $8.8 million or 48% of revenues for the three months ended September 30, 2002. Despite the adverse impact of the strengthening Euro to U.S. dollar foreign currency exchange rate, Internet services costs have fallen for the three month period ended September 30, 2003 from the same period in 2002 primarily due to lower revenue levels.

Our Internet services operating costs were $24.3 million or 48% of revenues for the nine months ended September 30, 2003 as compared to $26.3 million or 54% of revenues for the nine months ended September 30, 2002. Despite the adverse impact of the strengthening Euro to U.S. dollar foreign currency exchange rate, Internet services costs have fallen for the nine month period ended September 30, 2003 from the same period in 2002 primarily due to the full period benefit of the renegotiation of network access costs in mid 2002. Total Internet service costs for the nine month period ended September 30, 2003 also benefited from the release of telecommunication cost accruals in June 2003 in respect of disputed charges and line cancellation credits in two operations in the European reporting segment of $0.6 million. Management considers the likelihood that VIA will ultimately be required to pay these amounts as remote.

Selling, general and administrative:

	Three months ended			Nine months ended
	September 30, 2002	September 30, 2003	% Increase/ (Decrease)	September 30, 2002	September 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Selling, general & administrative	$(13,376)	$(14,322)	7%	$(46,656)	$(44,732)	(4)%
% of Total Revenue	74%	86%		96%	88%

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

We incurred SG&A expenses of $14.3 million for the three months ended September 30, 2003, a 7% increase from the $13.4 million we incurred for the three months ended September 30, 2002. This increase in SG&A costs reflects the adverse impact of the 15 per cent increase in the average Euro to U.S. dollar foreign exchange rate period on period noted in the Revenue section above. The fluctuation of foreign exchange rates adversely impacted SG&A for the three months ended September 30, 2003 over the same period in 2002 by approximately $0.7 million.

Compensation expense, which accounted for approximately 56% and 68% of total SG&A costs for the three month periods ended September 30, 2003 and 2002 respectively, reduced by approximately 17% (excluding the effect of foreign exchange rates) from the same period last year due to headcount reductions from 578 at September 30, 2002 to 463 at September 30, 2003. In addition,

SG&A expenses for the three months ended September 30, 2003 included a bad debt expense of $0.6 million. SG&A expenses for the three months ended September 30, 2002 included a release from our bad debt provision of $1.0 million.

We incurred SG&A expenses of $44.7 million for the nine months ended September 30, 2003, a 4% decrease from the $46.7 million we incurred for the nine months ended September 30, 2002. We achieved this cost reduction despite the adverse effect of the strengthening Euro to U.S. dollar foreign exchange rate, and the change in bad debt expense between the periods. The fluctuation of foreign exchange rates has adversely impacted SG&A for the nine months ended September 30, 2003 over the same period in 2002 by approximately $3.4 million.

Compensation expense, which accounted for approximately 61% and 62% of total SG&A costs for the nine month periods ended September 30, 2003 and 2002 respectively, reduced by approximately 14% (excluding the effect of foreign exchange rates) from the same period last year primarily due to the headcount reductions noted above. In addition, SG&A expenses for the nine months ended September 30, 2003 included a bad debt expense of $1.3 million. SG&A expenses for the nine months ended September 30, 2002 included a release from our bad debt provision of $2.9 million.

Our SG&A expenses include the amortization of deferred compensation. In March 2002, we recorded forfeitures of unvested stock options in the amount of $1.8 million, which reduced the deferred compensation balance to zero with a corresponding adjustment to additional paid in capital. As a result, we did not record any deferred compensation expense in nine months ended September 30, 2003. The deferred compensation amortization for the three and nine months ended September 30, 2002 was nil and $0.5 million, respectively.

Restructuring and impairment charges:

	Three months ended			Nine months ended
	September 30, 2002	September 30, 2003	% Increase/ (Decrease)	September 30, 2002	September 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Restructuring and Impairment charges	(1,027)	$(1,458)	42%	(1,027)	$(3,740)	264%
% of Total Revenue	6%	9%		2%	7%

During the three and nine months ended September 30, 2003 the Company recorded restructuring and impairment charges related to the implementation of the Group’s strategic plan of $1.5 million and $3.7 million, respectively. The restructuring charge for the three months ended September 30, 2003 related to severance payments at four of its European operations and at the corporate headquarters and implementation costs for back-office and administrative outsourcing initiatives.  The restructuring charge for the first six months of 2003 related to severance payments of $1.5 million at six of its European operations and at the corporate headquarters, a charge of $0.1 million for future lease obligations for the closure of the Reston, Virginia office and on vacant office space in Germany, implementation costs of $0.3 million for back-office and administrative outsourcing initiatives and a fixed asset impairment charge of $0.1 million for fixed asset fixtures and fittings that were written down to net realizable value as a result of the closure of the Reston office in March 2003. Restructuring charges in the nine months ended September 30, 2002 related to the closure of the former head office in Reston, Virginia. For further information see Note 3 to the Consolidated Financial Statements.

We anticipate that we will incur further restructuring charges during the balance of 2003 and the first quarter of 2004 as we execute on our Strategic Plan, specifically for the costs of headcount reductions that will result from our organizational functional realignment and from our outsourcing projects. By the end of the 2003, we expect to further reduce VIA’s total headcount of 463 as of September 30, 2003 to less than 400. If the Company fails to achieve the benefits assumed from its Strategic Plan, further goodwill and long-lived asset impairments may arise.

Depreciation and amortization:

	Three months ended			Nine months ended
	September 30, 2002	September 30, 2003	% Increase/ (Decrease)	September 30, 2002	September 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Depreciation and amortization	$(2,725)	$(2,172)	(20)%	$(8,524)	$(6,019)	(29)%
% of Total Revenue	15%	13%		17%	12%

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

Our depreciation and amortization expense was $2.2 million and $6.0 million for the three and nine months ended September 30, 2003. The depreciation and amortization expense for the three and nine months ended September 30, 2002 was $2.7 million and $8.5 million, respectively. In the first quarter of 2002 $0.2 million of the charge related to amortization of intangible assets. The decrease in total depreciation and amortization expense is primarily due to a lower depreciable asset base due to asset impairments in 2002 and the first quarter of 2003 and to the fact that intangible assets had been fully amortized by the end of 2002.

Interest income, net:

	Three months ended			Nine months ended
	September 30, 2002	September 30, 2003	% Increase/ (Decrease)	September 30, 2002	September 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Interest income, net	$625	$223	(64)%	$2,604	$933	(64)%
% of Total Revenue	3%	1%		5%	2%

For the three and nine months ended September 30, 2003, we earned $0.2 million and $0.9 million in interest income, compared to $0.6 million and $2.6 million we earned for the three and nine months ended September 30, 2002. Interest income was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in the interest income is the combined result of the decrease in the available cash for investing and the decrease in the interest rates. We also incurred $3,000 and $12,000 of interest expense for the three and nine months ended September 30, 2003, as compared to $7,000 and $59,000 of interest expense incurred in the same periods in 2002. Interest expense relates to vendor financing at both the subsidiary and corporate levels.

Other expense, net:

	Three months ended			Nine months ended
	September 30, 2002	September 30, 2003	% Increase/ (Decrease)	September 30, 2002	September 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Other expense, net	$(2,002)	$(124)	(94)%	$(2,331)	$(267)	(89)%
% of Total Revenue	11%	1%		5%	1%

For the three and nine months ended September 30, 2003, we incurred other expense of $0.1 million and $0.3 million, as compared to $2.0 million and $2.3 million for the same period in 2002. Other expense for the nine months ended September 30, 2002 included a charge of $0.3 million in respect of the write off of the balance owing on a related party loan.

Foreign currency (losses) gains, net:

	Three months ended			Nine months ended
	September 30, 2002	September 30, 2003	% Increase/ (Decrease)	September 30, 2002	September 30, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Foreign currency (losses) gains, net	$(1,089)	$1,545	(242)%	$8,449	$8,805	4%
% of Total Revenue	6%	9%		17%	17%

We recognized a $1.5 million and $8.8 million foreign currency gain for the three and nine months ended September 30, 2003, as compared to a loss of $1.1 million and a $8.4 million foreign currency gain for the three and nine months ended September 30, 2002. The change from period to period was primarily due to the fluctuation in the exchange rate of the Euro as compared to the U.S. dollar and its impact on the revaluation of our Euro denominated intercompany balances held by the parent company and on our Euro denominated cash accounts. See the Foreign Currency Exchange Risks section below for more information.

We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. To minimize our exposure to foreign currency exchange rate risk on cash balances held in 2003, VIA purchased €15.0 million worth of U.S. dollars on March 10, 2003, thus substantially reducing the balance in the Euro cash account. At September 30, 2003, the parent company maintained a Euro cash reserve of €10 million.

Liquidity and Capital Resources

VIA began 2003 with $97.8 million in cash and cash equivalents and $0.9 million in restricted cash. We had negative cash flow of $24.8 million during the first nine months of 2003, leaving us with $73.1 million in cash and cash equivalents and $1.0 million in restricted cash at September 30, 2003.

The execution of the Strategic Plan has increased capital expenditure from 2002 levels, and resulted in cash expenditures for restructuring and other non-recurring costs. Whilst we have increased our expenditures of cash in the short term, we anticipate that these up-front expenditures will result in less cash being spent to fund operating losses as we approach a positive net cash flow position and will accelerate our path toward profitability.

In addition, in April 2003, VIA announced the restarting of its previously authorized stock repurchase plan to acquire up to $10 million worth of VIA stock.  In the second quarter of 2003, VIA purchased 823,593 shares of its common stock at a total cost of $0.8 million. In the third quarter of 2003 no shares were repurchased. This plan can be suspended by VIA at any time.

As contemplated under our Strategic Plan, and as further noted above under subheading Leveraging an improved operating platform through acquisitions and heading Current Developments and Progress toward the Strategic Plan, we are pursuing the identification of potential partners and strategic acquisitions.  If we are successful in these endeavors, we may use a portion of our cash balances to finance all or a portion of these potential transactions.

We believe that our available cash will be sufficient to fund our expenditures under the Strategic Plan and our working capital and capital expenditure requirements until we achieve positive net cash flow at which time we believe we will still have substantial cash reserves remaining, even as we pursue our acquisition strategy. However, in the event that, contrary to management’s expectations, we need additional cash, we may not be able to obtain further financing unless the capital markets improve in the interim.

Since inception, we have financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million in aggregate through three private preferred stock offerings between August 1997 and April 1999. Through our initial public offering of common stock in February 2000, we raised approximately $333.0 million, net of underwriting discounts and commissions. At September 30, 2003, we had cash and cash equivalents of $73.1 million and restricted cash of $1.0 million.

Cash used in operating activities was $19.9 million for the nine months ended September 30, 2003 and $23.2 million for the nine months ended September 30, 2002. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation, amortization, provision for doubtful accounts receivable and unrealized foreign currency transaction gains and losses.

Cash used in investing activities was $4.0 million for the nine months ended September 30, 2003 and $2.3 million for the same period in 2002. In nine months ended September 30, 2003 and 2002, we used cash to primarily purchase tangible fixed assets and the Swiss customer list.

Cash used in financing activities was $0.4 million for the nine months ended September 30, 2003 and $1.6 million for the nine months ended September 30, 2002. In nine months ended September 30, 2003 cash was used primarily to purchase treasury stock and in 2002, cash was used primarily to repay capital lease obligations.

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

Foreign Currency Exchange Risks

VIA is an international company that at the end of September 2003 had operations in eight countries. Only one operation and the parent company have a functional currency of U.S. dollars. Having operations in foreign currencies exposes VIA to foreign currency exchange risks.

There are principally two types of foreign exchange risk that may impact the results of operations and comprehensive income, transaction and translation risks. These are discussed more fully below.

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

The parent company’s foreign exchange transaction risk is primarily derived from the revaluation of current assets and liabilities that are denominated in a currency other than U.S. dollars. These are comprised principally of Euro cash balances held to meet the working capital requirements of the five local operating subsidiaries with a Euro functional currency and the intercompany balances denominated in the local operating subsidiaries’ functional currency (Great British Pounds, Swiss Francs and Euros).

When required the parent company funds the local operating subsidiaries in their functional currency supported with a corresponding intercompany receivable denominated in the local operating subsidiary’s functional currency. In addition, intercompany charges between the parent company and the local operating subsidiaries are transacted in the functional currency of the operating entity. Thus, the parent company’s intercompany balances are held in the operating subsidiaries local functional currency and consequently are revalued on a monthly basis. The resultant foreign exchange gain or loss is reflected in the consolidated statements of operations as “Foreign currency gains (losses), net.”

The parent company’s cash balances consist of Euros and U.S. dollars. The Euro bank account is revalued each month and the resultant gain or loss is reflected in the consolidated statements of operations as “Foreign currency gains/(losses), net.”

The fluctuation in the exchange rates resulted in a foreign currency gain reflected in the consolidated statements of operations as “Foreign currency (losses)/gains, net” of $1.5 million and $8.8 million for the three and nine months ended September 30, 2003.

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

The fluctuation in the exchange rates resulted in a foreign currency loss reflected as a component of accumulated other comprehensive loss in stockholders’ equity, net of $0.7 million and $6.1 million for the three and nine months ended September 30, 2003.

Exchange rates can vary significantly. The Euro high and low rates varied by approximately 8% and 15% in relation to the U.S. dollar during the three and nine months ended September 30, 2003. This variation affects the average exchange rates used to translate the income statements of our operating companies whose functional currency is not U.S. dollars. At September 30, 2003, the Euro to U.S. dollar exchange rate was approximately 10% above where it was at the beginning of the year. This variation affects the ending exchange rates used to translate amounts on the balance sheet of our operating companies whose functional currency is not U.S. dollars. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

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

The parent company maintains a Euro cash balance to meet the working capital requirements of the five local operating subsidiaries with a Euro functional currency. The parent company maintains its remaining cash resources in U.S. dollars.

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

VIA has exposure to financial market risks, including changes in interest rates and foreign exchange rates. At September 30, 2003 VIA’s financial instruments consisted of short-term investments. VIA’s investments are fixed rate short-term investment grade and government securities denominated in U.S. dollars. At September 30, 2003 all of VIA’s investments were due to mature within three months and the carrying value of such investments approximates fair value.

As mentioned previously in the “Foreign Currency Exchange Risks” section, VIA has a Euro denominated cash account held by the parent company, which has a functional currency of U.S. dollars. In addition the parent company has intercompany accounts with its operations that are denominated in currencies other than U.S. dollars. The translation of this bank balance and the intercompany accounts exposes the Company to foreign currency exchange rate risk in the Statement of Operations. To minimize the Company’s exposure to foreign currency exchange rate risk in 2003, VIA purchased €15.0 million worth of U.S. dollars on March 10, 2003, thus substantially reducing the balance in the Euro cash account. At September 30, 2003, VIA maintained a cash reserve of €9.9 million. At September 30, 2003 a 10 percent increase or decrease in the level of the Euro exchange rate against the dollar with all other variables held constant would have resulted in a realized gain or loss on the Euro cash account and intercompany accounts of approximately $7 million.

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

Item 4. Controls and Procedures

The Company and the audit committee of the board of directors has engaged in regular evaluations of our internal controls, as well as the processes we maintain to ensure that all material information relating to VIA and its subsidiaries is recorded, processed, summarized, evaluated and reported within the time periods specified by rules established by the Securities and Exchange Commission. These latter processes are known as Disclosure Controls and Procedures. Disclosure Controls and Procedures are also designed to ensure that all such information is communicated to VIA’s management, including our CEO and Interim CFO, in such a manner as to allow timely decisions to be made regarding required disclosures.

We have evaluated, with the oversight of our CEO and Interim CFO, the effectiveness of our Disclosure Controls and Procedures as of September 30, 2003. In designing and evaluating the Disclosure Controls and Procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures. In addition, we recognize that Disclosure Controls and Procedures by their nature can provide only reasonable assurance that our information flow objectives are met. As disclosed in previous periodic filings during 2001, material weaknesses in the internal control environment were identified. Management implemented a series of mitigating controls and procedures that fully addressed these material weaknesses in 2002. These procedures currently include additional and enhanced manual processes, procedures and controls including expanded analytical procedures and increased frequency and breadth of management inquiries.  As of September 30, 2003 our CEO and Interim CFO have concluded that our Disclosure Controls and Procedures are effective in all material respects.

During the three months ended September 30, 2003, there have been no significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to work to improve our internal controls and Disclosure Controls and Procedures.  Specifically, we are currently performing a phased implementation to standardize processes and outsource back office functions that includes system automation and technology-enabled improvements associated with the general ledger accounting, accounts payable, accounts receivable, provisioning and billing administration, credit and collections and customer operations.  This phased implementation should be completed within the first quarter of 2004.

We believe that our current controls and procedures enable us to present our financial results fairly in all material respects, as required by U.S. generally accepted accounting principles.

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

On June 30, 2003, the special litigation committee of the board of directors of the Company conditionally approved the global settlement between all plaintiffs and issuers in the IPO Litigations, the Company is in the process of completing a settlement with the plaintiffs in the case.  The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful by the plaintiffs. Under the proposed settlement, the Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.   The special litigation committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation.  Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations.  We continue to progress toward settlement and await approval of settlement by all parties involved.

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

The net offering proceeds to VIA after deducting the expenses and underwriting discounts and commissions was approximately $333.0 million. The principal cash outflows from the effective date of the initial public offering through September 30, 2003 are as follows, VIA has used approximately $87 million for acquisitions of other businesses, including the repayment of debt for 1999 acquisitions and increases in VIA’s investment in various partially owned subsidiaries, approximately $50 million for capital expenditures and approximately $127 million to fund operating losses.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On September 5, 2003, Chief Financial Officer, Fraser Park resigned from VIA.  The Company has appointed an interim Chief Financial Officer, Matthew Gough. Matthew Gough joined VIA in September 2002 as the Company’s Corporate Controller.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

Exhibits
Exhibit 10.1	Master Services Agreement between Accenture and VIA NET.WORKS Inc. effective as of July 30, 2003.
Exhibit 31.1	Section 302 Certification – Chief Executive Officer
Exhibit 31.2	Section 302 Certification – Interim Chief Financial Officer
Exhibit 32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1	Risk Factors

b)     Reports on Form 8-K

VIA filed three reports on Form 8-K during the three months ended September 30, 2003. On July 18, 2003 VIA filed a Form 8-K announcing that it had regained compliance with Nasdaq SmallCap Market listing requirements. On August 15, 2003, VIA filed a Form 8-K announcing our financial results for the quarter ended June 30, 2003. On September 5, 2003 VIA filed a Form 8-K announcing a change in its management team.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VIA NET.WORKS, INC.

	By:	/s/ Rhett S. Williams
Chief Executive Officer (Principal Executive Officer) and Director
Date: November 10, 2003

	By:	/s/ Matthew W. Gough
Date: November 10, 2003		Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
10.1	Master Services Agreement between Accenture and VIA NET.WORKS Inc. effective as of July 30, 2003.
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Interim Chief Financial Officer
32	Written Statement of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors