Form 10-K
period 2003-12-31
VIA NET WORKS INC
filed 2004-03-29
CIK 1098402

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

Registrant's telephone number, including area code: +31 20 502 0000

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

        As of March 1, 2004, non-affiliates of VIA NET.WORKS, Inc. held an aggregate of 45,837,008 shares of common stock. (For this computation, we have excluded all outstanding shares of our common stock reported as beneficially owned by executive officers and directors of VIA and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of VIA.) These shares were worth $44,920,268 on June 30, 2003, based on the closing sale price ($0.98) of our common stock as reported on the NASDAQ SmallCap Market on that date, and were worth $73,339,213 on March 1, 2004, based on the closing sale price ($1.60) of our common stock on that date. As of March 20, 2004, there were outstanding 60,998,057 shares of our common stock, which is comprised of 55,948,057 shares of voting and 5,050,000 shares of non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The definitive proxy statement relating to the registrant's Annual Meeting of Shareholders to be held on April 27, 2004, is incorporated by reference in Part III to the extent described therein.

VIA NET.WORKS, INC.

Cautionary Note Regarding Forward-Looking Statements

        SOME OF THE INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING UNDER MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS UNDER PART II, ITEM 7 OF THIS FORM 10-K, CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE PERFORMANCE. THESE STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE RELATING GENERALLY TO THE COMPANY'S STRATEGIC AND ONGOING BUSINESS PLAN, ITS SHIFT OF PRODUCT AND SALES STRATEGY AND PROJECTIONS REGARDING FINANCIAL IMPACTS OF SUCH PLANS AND PLANS FOR AND EXPECTED BENEFITS OF FUTURE ACQUISITIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE PROJECTIONS. INFORMATION REGARDING THE RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THE RESULTS IN THESE FORWARD-LOOKING STATEMENTS ARE DISCUSSED UNDER "RISK FACTORS" BEGINNING ON PAGE 21 OF THIS FORM 10-K. PLEASE CAREFULLY CONSIDER THESE FACTORS, AS WELL AS OTHER INFORMATION CONTAINED IN THIS FORM 10-K AND IN OUR OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K ARE MADE ONLY AS OF THE DATE OF THIS REPORT. WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE OR SUPPLEMENT ANY FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

        Unless the context otherwise requires, as used in this Form 10-K, the terms "VIA," "our," "the Company" or "we" refer to VIA NET.WORKS, Inc. and its subsidiaries.

PART I

ITEM 1    BUSINESS

Overview

        VIA is a provider of Internet-protocol (IP) based business communication solutions to small and medium sized enterprises, or SMEs, in Europe and the United States. Our mission is to be recognized as an expert provider of IP-based business communications solutions for SMEs. We deliver Internet products and services that enhance the productivity of our customers, including web-hosting, Internet access (through dial-up, digital subscriber line, or DSL, services and leased line connectivity), virtual private networks, or VPNs, and Internet and network security services. Because we also offer a voice communications product, we are able to serve our customers as the single source for all of their communications requirements. We have operations in France, Germany, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and in the United States. In January 2004, we acquired the Amen European group of web-hosting companies, which operates primarily in France, the United Kingdom, Spain and Italy.

        Our sales operations were recently reorganized into two channels: VIA Express and Industry Solutions. VIA Express is organized to market and sell our more basic, lower cost services to small businesses, resellers and IT developers by direct mail and by advertising in a variety of print and online media and a broad range of direct marketing publications. These marketing tools are designed to steer customers to our telephone-based sales and Internet stores. Our Industry Solutions channel, which includes all of our direct sales force professionals, is designed to market and sell a higher-value portfolio of bundled services such as virtual private networks and security products. Industry Solutions will tailor products to targeted markets where overall value is the key difference between competitors rather than the price of each individual service.

Strategy

        Our immediate goal is to generate recurring and positive cash flows on a consolidated basis. We believe that meeting this goal will facilitate our access to financial and capital markets for expansion and growth, demonstrate long-term viability to potential customers and suppliers and enhance employee motivation. In order to do this, we must, among other things, grow our revenue base substantially. We plan to achieve our goal by:

  •
  shifting the focus of our business model from providing primarily Internet access services to offering web-hosting and Internet security services that we can deliver on our own product platforms;

  •
  improving the efficiency of our overall sales efforts;

  •
  seeking opportunities to acquire complementary businesses; and

  •
  continuing to improve operational performance.

        Each of these efforts is discussed in more detail below

  Shifting the Focus of Our Business Model

        The first element of our strategy is to shift the focus of our business model from providing primarily dial-up and leased line Internet access services to offering web-hosting and Internet security services that we can deliver on our own product platforms. By the term platform, we mean the mechanism through which we deliver services to our customers, including our internally owned or substantially owned infrastructure, software, hardware and connections. In the past year, we have worked to acquire and develop scalable and automated hosting and security service delivery platforms. Currently, these services have attractive margin levels.

        We believe that because we can deliver web-hosting and Internet security services on our own platforms, delivery of these services is more likely to be profitable for us than delivering services that require reliance on third party platforms. By contrast, historically, VIA has generated a significant majority of its revenues by providing customers with various forms of traditional Internet access. We chose not to build out our own access networks, instead relying on third party infrastructure to deliver these services. This strategy allowed us to avoid large capital expenditures and significant debt obligations. At the same time, it also made us dependent upon third party infrastructure and pricing. During 2003, prices continued to erode for dial-up and lease line access, due to the quickening pace of the roll-out of DSL infrastructure and customer preference for DSL services. While the charge for DSL services is roughly the same as for dial-up and lease line access, it delivers less margin to VIA. As result, our revenues have been adversely affected as new and renewing customers seek lower margin and lower cost DSL services or renewals of lease line access at prices substantially lower (in some cases up to 70%) than their initial contract prices.

    Web-hosting Services

        On the web-hosting side, we plan to offer an automated web-hosting service that enables customers to set up, administer and upgrade their accounts online without support from VIA personnel. This self-service approach will reduce our costs of sale and our administrative costs. In January 2004, we acquired the Amen group, a European web-hosting company based in Paris, France, that provides us with a successful model for addressing the self-service web-hosting market. Our approach to this market will be consistent with the Amen model: use of a highly-automated web-sales platform to allow customers to establish, maintain, and upgrade their accounts, and also receive customer service and technical information online. One of the key elements of the Amen acquisition was its technology and infrastructure, which automates the sales, payment and domain name and hosting package account set-up processes. We intend to use the Amen infrastructure as a core element of our approach to this market. The automation of these functions in VIA operations is expected to reduce the administrative and support costs associated with lower-priced web-hosting services. We expect to drive demand by investing more in marketing and advertising and we will invest less in sales and customer care personnel. The Amen group has demonstrated profitable growth over the past 3 years by focusing solely on the shared web-hosting market. The web-hosting market as a whole has experienced significant growth in recent years and market research suggests that this growth will continue. We have begun to roll-out the Amen platform across the VIA footprint and migrate our shared hosting customers to Amen's shared hosting end-to-end automated platform. We expect these efforts to provide cost synergies and yield incremental revenue.

        We plan to target the following web-hosting customers:

  Small and Home Office Customers

        Many small and home office customers, or SOHOs, rely on websites and email to keep them connected to their employer, parent company, customers and suppliers and to serve as their main communication base from which they conduct their business. These customers seek a cost-effective, stable and reliable web-hosting platform; and they generally do not have the resources to acquire a dedicated hosting facility. We believe that we can acquire these customers cost effectively through VIA Express and deliver the desired reliability and functionality through our Amen platform.

  SME Customers

        While many SME customers are larger than SOHOs, they also often wish to avoid the cost of dedicated hosting facilities deployed by larger business enterprises. Yet, many SMEs have more complex needs, including regular email, file and data back-up. In addition, we believe that as an SME grows, its technology and infrastructure spending remains limited, but its outsourcing spending continues to increase. We believe this presents a unique opportunity for VIA Express to identify and cost-efficiently sell our web-hosting services to smaller SMEs while Industry Solutions targets larger SMEs.

  Smaller hosting providers

        Smaller hosting providers currently compete in a highly fragmented industry. These smaller players often do not have the scale to manage effectively their own hosting infrastructure or to compete on price and feature functionality. With the automated reseller features of the web-hosting platform we have deployed in our hosting-centric U.S. operation, and the ability to create a private label product with the Amen hosting platform, we will be able to offer these companies cost savings and business improvements by utilizing our platform on a reseller or wholesale basis.

  Managed dedicated and self-managed dedicated solutions

        As a business evolves and grows, companies often seek increased functionality and security that can be offered with dedicated servers that are physically separated from data from other companies. SMEs continue to adopt web-centric applications, launching ecommerce initiatives and using the web in mission critical business processes. These customers may require managed dedicated or self-managed dedicated hosting solutions. Managed dedicated hosting represents an amount of dedicated server or server space, managed on a constant basis by our employees to ensure constant operability. Self-managed dedicated hosting represents dedicated servers or server space that is customer monitored to ensure constant operability.

    Security Services

        Although we believe that our future growth may be driven by web-hosting services, the Internet security market also offers an attractive opportunity for profitable growth. We have offered managed security solutions to our customers since 1999. Our security portfolio includes managed firewall solutions, including intrusion detection, and anti-virus and anti-spam services. The security market has expanded significantly over the past several years as continued threats are highlighted by news reports and increased public awareness. Large business enterprises have the ability to implement security services and the latest protection software, while SMEs and SOHOs have fewer resources and generally have been less responsive to these threats. SMEs and SOHOs often cannot or do not wish to dedicate resources to updating software and systems on an ongoing basis. We expect to see SMEs and SOHOs increasingly obtain security protection from third party providers like VIA.

        Since 1999, we have offered a range of security solutions, predominately all of which have been centrally managed in our security network operating center, or SecNOC, located in Paris France. SecNOC is fully equipped and staffed to manage thousands of security appliances, or firewalls, remotely around-the-clock. In 2004, we are investigating opportunities to enhance our customer service capabilities by introducing new security technologies such as intrusion detection and prevention, security auditing, content security (offering anti-virus, anti-spam, and website blocking), data encryption and authentication.

        During the second quarter of 2004, we will deploy a new security management platform, which will enable us to manage a distributed security infrastructure from one central location and monitor a multiplicity of security products instead of a single vendor's product. We also expect this application to improve how we measure the performance of our security offerings and improve our ability to offer meaningful customer agreements specifying guaranteed levels of service.

  Focus on developing more cost-effective and productive sales

        Last year our sales strategy called for (a) focusing our direct sales force on selling bundles of more sophisticated, higher margin services and (b) channeling access and shared web-hosting products to indirect and web-based sales. We recently institutionalized our strategy by re-organizing our sales operations into Industry Solutions and VIA Express channels. In light of this reorganization, for example, we will seek to sell Internet access services as a stand-alone product through VIA Express's indirect and web-based sales processes, because the VIA Express channel can, using automation and lower cost methods, sell and deliver low margin access services. We also intend to use our direct sales force in Industry Solutions to sell Internet access services bundled together with other products and services. The bundled products Industry Solutions will sell will be tailored to specific industry groups in which the overall value proposition is the key differentiator, rather than the price of each service.

        All of our direct sales professionals are now part of Industry Solutions. In support of our new focus, we have changed incentive plans to emphasize multi-product sales and sales of customized solutions. Leveraged compensation plans are being deployed to foster a results-driven sales culture. We have also focused our sales efforts on five industry sectors: communications, IT, manufacturing, retail and business services. These sectors vary slightly depending on demand and viability in each of our local markets. Companies in these sectors have a definable need for the Internet products that we bring to market. We believe potential customers in these sectors will appreciate the combination of technical expertise and in-depth industry knowledge we are developing.

        Our VIA Express group, augmented by our purchase of the Amen group, gives us the platform to increase our market presence for SME customers who feel comfortable with a self-service low cost service. The mission of our VIA Express sales channel is to generate large volume transaction business through:

  •
  Web sales where we plan, design and execute targeted campaigns through direct mail, email as well as through our web site and other Internet media;

  •
  Telesales where we make targeted outbound sales calls to prospective customers as well as answer inbound calls for services or new products; and

  •
  Resellers, agents and referral partners with whom we revenue share or to whom we pay commissions based on the amount and frequency of revenue generated.

        In 2004, we have begun to migrate our shared hosting customer base from multiple labor intensive platforms to Amen's automated shared hosting platform. We expect Amen's scaleable web-hosting platform will enable us to pursue accelerated growth without adding significant costs. We also plan to continue to expand the use of our web sales activities to increase the efficiency of sales of certain of our basic products and to reach a broader potential customer base. Our web sales software, deployed across our operations during 2003, allows customers to select and order a product using the web, and will enable us to automate and standardize the process for managing products, pricing, orders, and other system data. Further development and integration efforts associated with web sales processes with our new billing and customer care system are scheduled to be finalized in the second quarter of 2004. We anticipate the deployment of these automatic ordering and provisioning capabilities will result in decreased order processing time and an enhanced customer experience.

        We believe that our VIA Express sales channel will be the key driver of revenue growth in the next two years.

  Identify appropriate targets for acquisition opportunities

        In 2003 we made back office, network, financial and accounting infrastructure improvements that we believe have positioned us to be able to grow without adding significant incremental costs in back office administration. In order to accelerate that growth, we are actively pursuing acquisitions and partnerships that would complement or enhance our infrastructure, product offerings, sales strategies or customer base. This should allow us to leverage our increased operational capabilities to realize higher margins from acquired revenue. Until 2003, consolidation in the Internet services industry, and particularly the business services market, was slowed by the lack of funding available to major strategic acquirers. This situation has begun to change as enterprise valuations of telecommunication and Internet-based companies have rebounded and a variety of larger companies have completed restructurings or are emerging from bankruptcy. Recent merger and acquisition activity over the past year has included: Tiscali's acquisitions of Airtelnet (Spain), Nextra SpA (Italy), and ISP Eunet (Austria), and Wanadoo (Belgium); PSINet's acquisition of Cybernet (Germany); Global TeleSystems' acquisition of Netcom (UK); GX Networks' acquisition of Pipex (UK); and Clara.net's acquisition of Netscalibur (UK). We anticipate that this consolidation trend will continue as service providers adjust their business and geographic revenue mix, gain scale, expand markets and improve their technology offerings. We plan to participate in this activity as appropriate opportunities arise to maintain and enhance our competitive positioning and gain the desired scale in our operations.

        As discussed above, in January 2004, we completed the acquisition of the European web-hosting company Amen, based in Paris, France. The acquisition of the Amen group to VIA delivers a cash-generating business. In addition, substantially all of Amen's customers pay in advance of service. We are continuing to seek appropriate targets or partners to fit our strategic goals and bring immediate or near-term positive financial impacts to VIA.

  Continuing to improve operational performance

        We also will continue to improve our operational performance with focused organizational, back-office platform improvements and personnel changes.

        In 2003, we restructured our workforce from a collection of locally focused operations to a single international functional-based organization. Centralized functional groups responsible for technology and operations, marketing, human resources, communications, finance and legal matters now support our local country managers. Our local country managers are responsible for direct and indirect sales, revenue and certain other related activities. In 2004, we intend to refine reporting, measurement and incentive programs to complete the realignment and refocusing of our country managers.

        In 2003, we took major steps to reduce costs and increase operating efficiencies by outsourcing the systems and personnel of our network operations center and certain financial and accounting services, as well as introducing across all our operations a standardized billing, provisioning and customer care platform. We moved certain financial and accounting services from our local operations to a single third party shared service center in one location. This shared service center manages general ledger accounting, accounts payable and receivable, and credit and collections. We have begun to see the benefits of the financial shared service center with improved processes and a tangible improvement in information flows to management. We also expect to see an annual net savings of approximately $1.8 million from the financial shared service center. We completed the finance outsourcing project in January of 2004 and expect to complete the billing project by mid-2004. We expect continued benefits in terms of cost savings and operating efficiencies going forward.

        Last year, we began to rationalize our legacy systems and integrate the systems and the products they support into our updated product offerings and service platforms. One example of this rationalization is the actions we are taking to begin migration of our shared hosting customers from multi-product delivery platforms onto our newly acquired Amen platform.

        Finally, we are implementing programs targeted at increasing customer retention, a key element of our goal to grow revenues profitably.

Our Target Market

        We specialize in serving the needs of SMEs, who frequently do not have the resources to keep up with rapidly changing technologies, create and update content and secure their communications. We believe that there will be a continuing demand by SMEs to outsource network security, virtual private networking, collaborative and customer relationship applications, as well as sophisticated enterprise-wide applications including intranets, extranets, network management systems and enterprise resource planning systems. As discussed elsewhere in this section, we have particularly focused efforts to sell our bundled, higher-end products on five industry sectors: communications, IT, manufacturing, retail and business services, marketing bundled services targeted to these markets. At the other end of the market, we are focusing on SMEs who are comfortable with a self-service approach and who are seeking a lower-priced dependable Internet-based communications service.

Our Sales Organization

        In January 2004 we announced the reorganization of our sales channels into two units: Industry Solutions and VIA Express. The profile of Industry Solutions and VIA Express may vary country-by-country depending on the maturity of the market, the product and service portfolio the country operation offers, the available partners within a country, some of whom will be national as well as international and the scope and size of the operation.

  Industry Solutions

        Industry Solutions encompasses the sale and marketing of a higher-value portfolio of bundled services such as virtual private networks and security products. Industry Solutions seeks to tailor products to specific markets where overall value is the key difference between competitors rather than the price of each individual service. All of our direct sales force professionals are included in Industry Solutions and have been organized into two subgroups: those who will actively pursue new customers and those who will support existing customer relationships including up-selling and enhancing services based upon customer needs. We expect that this focus on meeting existing customer needs will help increase our rate of retention of our customers.

        As in the past, each of our local operating companies will continue to have a direct sales force. We have introduced a new incentive plan for direct and indirect sales in Industry Solutions and have realigned our direct sales to focus on communications, IT, business services, manufacturing and retail industry sectors. We anticipate that this new concentrated focus will permit us to form a deeper understanding of our target market customer needs.

        In 2004, we are continuing our plan to establish a stronger and more structured indirect sales force in each of the countries in which we operate. We intend to focus our indirect sales on:

  •
  Resellers—who will distribute our more commoditized products, including access and shared web-hosting services;

  •
  Lead Referrers—who will be rewarded for referring new business leads to us; and

  •
  Value-added partners—who will enable us to develop value added bundles in the industry markets we are targeting.

        The Industry Solutions sales group will, in large part, continue to implement the sales focus underlying our current strategy. However, it will also specifically target opportunities to push the sale of low-price or commoditized Internet services to our VIA Express sales channel.

  VIA Express

        Our VIA Express channel will market Internet access, hosting, VPN and voice products and services to small businesses, resellers and IT developers primarily by advertising in a variety of print and online media and by mailing a broad range of direct marketing publications, such as promotional pieces, catalogs and customer newsletters. We seek to use these marketing activities to drive customers to our telephone-based sales and Internet stores at an efficient cost. We expect this transactional sales and marketing model to reduce our cost of sales in a highly competitive environment and provide better service to our customers based on market requirements.

        Because we anticipate the majority of sales to occur online, we have invested in and developed a new web sales infrastructure integrated in our websites. The web interface of our recently installed billing system gives us the ability to automate sales, billing and provisioning online. In addition, we intend to implement online customer care and support that will allow customers to maintain their services themselves at any time. We expect this will also reduce the cost of our back office.

Our Products and Services

        We offer a portfolio of communications services created for the business customer that we sell on either a bundled or stand-alone basis. These services are designed, constructed and delivered to give businesses more productive, cost-effective ways to communicate and share critical information. As businesses increase the use of the Internet as a business tool and integrate web-based products and services into their business processes, our services are designed to enhance profits and reduce risk.

        We package our communications services for businesses who need to establish an Internet presence for efficient, effective and secure communications, and we provide for "one-stop" communication service by enabling customers to bundle our voice services product with their services. We also provide services to address more sophisticated Internet requirements. Today, we do not currently offer all of our services in each of our markets. The specific products offered in each market are determined by the needs of the market, competition and local regulations.

  Current Portfolio

        We continuously seek to enhance and add to our service portfolio, and currently offer six types of services:

  Hosting Services

        Web site hosting offers business customers a presence on the Internet, providing them with enhanced marketing and customer service capabilities, as well as opportunities to increase productivity and eliminate costs. Our web-hosting services are complemented by web site authoring, development and management services. Additionally, our advanced hosting services offer more sophisticated applications such as intranets, extranets and business productivity capabilities, along with mirroring, caching, and clustering services. We also provide domain registration services and search optimization services to further assist our customers to establish and expand their on-line presence.

        We believe our purchase of Amen, who provides low priced web-hosting solutions to the SME market in France, the United Kingdom, Spain and Italy, will allow us to achieve meaningful cost and operational synergies because we can migrate many of our existing shared hosting customers onto Amen's more cost-efficient platform. We also believe that Amen will enhance our ability to enter new geographic markets with superior product offerings at a low incremental investment.

  Security Services

        Our security solutions allow customers to protect their data and intellectual and commercial assets by limiting unauthorized users from accessing their internal network, authenticating users seeking access to proprietary or confidential information, identifying and resolving network vulnerabilities, increasing security for company data transmitted through the Internet and filtering viruses, unsolicited bulk-email and other selected items from business communications.

  Connectivity Services

        We provide Internet access through dial-up, dedicated line and other technologies, including integrated services digital network, or ISDN, and DSL. We can tailor the connectivity services for each customer to meet their specific requirements and bundle connectivity with other VIA products. Connectivity services currently represent the majority of our revenues.

  Networking Services

        We offer an extended portfolio of Internet protocol-based virtual private network, or IP VPN, solutions designed to meet the networking needs of SMEs across Europe. The portfolio includes three key offerings:

  •
  IP VPN, connects branch offices, partner extranets and remote workers, with security delivered through managed firewalls;

  •
  DSL VPN, provides a cost-effective solution for connecting a large number of sites to a central office using low-cost broadband as the primary form of connectivity over a private network.

  •
  MPLS VPN, utilizes multiprotocol label switching technology to enable customers to prioritize different types of traffic for business critical applications, such as enterprise resource planning or customer relationship management systems.

        Internet-based VPNs can reduce the cost of existing wide area networks by enabling the secure and encrypted transmission of private traffic through the public Internet. Our experts design, provision and manage these solutions for customers, eliminating or reducing the costs of internal network and technical security staff.

        We have bundled the VPN product portfolio with a real-time monitoring application, providing the capability to monitor the availability and performance of a virtual private network and its individual connections and nodes.

        As our networking portfolio draws upon products and services offered by multiple vendors, we are able to offer different technologies to one single customer. For example, a customer could connect its VPN to a small site through the use of a DSL VPN, while ensuring that its foreign headquarters could connect via a high performance MPLS solution. Remote offices could connect to the customer's VPN though use of our Internet VPN, which relies upon a local Internet connection and a firewall application, ensuring secure communications. We believe that this hybrid approach to establishing networking solutions is a key element in our ability to sell these services.

  Voice Services

        In 2003, we completed the introduction of our resold voice services in seven European markets to further support our position as a business communications provider to the SME market. We offer this service in our European operations through contractual arrangements that we have with telecommunications services providers operating in these markets. There are certain differences in the voice services that we provide compared with incumbent telecommunications services providers. Our voice service includes dedicated account management and does not require additional equipment. We also offer online service management tools for displaying and managing call costs and central billing for customers with multiple operations using the service.

        We offer our customers a single bill for data and voice solutions. We recently commenced the deployment of our customer portal that will enable our voice customers to generate a wide range of reports, view their call statistics and billing details and configure fraud alerts (including notification by text message or email). We anticipate that this portal, which will be made available to all resold voice services during the second quarter of 2004, will enhance our value proposition and differentiates our resold voice services from many of our competitors.

  Professional Services

        Many of our customers do not have the internal resources or personnel to design or maintain Internet functions. As businesses increasingly rely on the Internet for mission-critical business applications, they are frequently choosing to outsource their IT management. Our professional services include network and system design, web design, web site development and maintenance, VPN and Internet security design and implementation, and other Internet-related services.

  Extended Portfolio

        We are continuously reviewing our product portfolio to ensure that our products fit within our core competencies, demonstrate a high demand from our target business customer base and can be offered in a cost-effective and profitable manner. As part of this ongoing review, we assess potential strategic alliances, acquisitions and other business combinations and relationships with managed IP solutions providers to enhance our product portfolio.

Our Competition

        Over the past three years, we have seen significant changes in the circumstances of many of our direct competitors. Due to continuing consolidation, the size of our average competitor has increased. We see our competitors grouped into six major types:

  Hosting Service Providers

        Many hosting service providers have been acquired by telecommunications providers or retreated from our markets for financial reasons. The remaining hosting service providers that are of scale continue to grow, while the market for hosting, especially in Europe continues to expand. We believe we can compete effectively in this area by leveraging our broad SME customer base and our ability to bundle security, connectivity and networking services. In addition, our AMEN acquisition will allow us to achieve operational efficiencies and access additional markets at low incremental costs. We intend to leverage the success of the Amen marketing strategy to reach our target customers in other countries. We also distinguish ourselves by the fact that we are able to provide one invoice for a full suite of core business products, including voice, hosting and security.

  Security Service Providers

        In 2003, specialized security service providers continued to emerge, particularly in our larger markets. Providing security solutions and managed security offerings, these companies have tapped into the need for businesses to protect their networks and information. Security services providers have focused primarily upon the larger business customer. We seek to compete in this area by leveraging our ability to bundle security services with a broad portfolio of connectivity, networking and hosting services. Further, we seek to offer security solutions that are more in tune with the needs of an SME. In some instances, we may partner, rather than directly compete, with security services providers. This allows us to augment our security portfolio.

  Telecommunications Service providers

        Most of the major international and national incumbent telecommunications providers offer Internet services in one or more of our markets, either directly or through subsidiaries or alliances. Generally, these telecommunications providers focus on consumer dial-up Internet access and large corporate accounts, because these customer bases generate high volume data traffic. Many of these competitors have also begun to focus on the SME market in recent years. Some have established dedicated teams to develop channels in order to penetrate the SME marketplace and provide a direct approach to this customer base. Due to their market presence, we are often at a disadvantage when competing against these providers. To address this, we focus upon the industry specific needs of SMEs. We believe that our emphasis on (a) providing SMEs quality service and a high level of customer care, (b) understanding the customers' needs and our local markets, (c) maintaining flexibility in our service offerings and (d) our ability to provide "one-stop shopping" differentiates us from major telecommunications services providers.

  Internet Service Providers

        Many of the large Internet service providers were either acquired by telecommunications providers or retreated from our markets for financial reasons. The remaining few large Internet service providers in our markets have either shifted their focus to access services and wholesale distribution or are attempting to sell more managed service offerings covering access, web-hosting and security needs. The small Internet services providers in our markets have a limited range of services and geographic reach and have historically focused on consumer dial-up Internet access. By combining local market expertise with an international network and a wide range of services designed for SME customers, we believe we are able to compete effectively with both large and small Internet services providers. Few providers are left in this space with our current geographic footprint and product mix.

  Information Technology Service Providers

        In our markets, information technology, or IT, services providers focus primarily on the delivery of complete ebusiness and local area networking solutions for larger size business customers. Some of the large providers have expanded their offerings to include the ongoing management of Internet infrastructure to deliver these solutions, primarily hosting and security services. Small IT services providers primarily derive their business from local community customers, but the majority of small IT services providers do not provide managed Internet infrastructures services such as access, security and hosting: Thus, we view them as potential partners in the sale of our services. We currently have partnerships with local IT services providers in many of our markets.

  Cable Television Companies

        Cable operators in some of our markets now offer Internet access services integrated with television programming and telephone services offerings. Their existing customers are primarily residential and their physical networks are largely limited to residential areas. While these companies are expanding into the SME markets, we do not believe they can offer currently a comparable range and quality of services given their historical focus in the residential market.

Our Network

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

        The local networks of our European operations are connected to our international network via redundant traditional local area and wide area networks or high-capacity fiber and co-location of routers. Where co-location is not an option, our local operations access our international network through high-speed data communications facilities. Through an outsourcing partner we provide network monitoring 24 hours per day, 365 days per year. Our technical and customer support staff provide individualized support for our customers' business-critical Internet solutions.

        Our network connects to Tier 1 Internet transit providers and major public peering locations in London, Frankfurt, Amsterdam and Madrid, where we have co-located routers. A substantial number of our operating companies have established peering relationships with other local or regional Internet services providers. In peering relationships, Internet services providers agree to carry each other's traffic on their networks to improve performance and reduce congestion and costs. We establish on an ongoing basis additional peering relationships with international Internet services providers. Peering relationships can take the form of either public peering or private peering. Public peering takes place at a physical location, usually a network access point, designed for the exchange of Internet traffic between private Internet services providers. Private peering involves an agreement between two Internet service providers allowing traffic to pass between each other's networks at private connection points without having to traverse the public Internet and public peering points. We supplement the peering arrangements with transit services for which we pay compensation to certain providers.

        In 2002 and early 2003, we terminated agreements and operations for the U.S. based network following the sale of our operations in Latin America. In place of the dedicated network, we currently utilize transit agreements in Europe to provide managed Internet services to our customers.

        In 1999, we acquired a 20-year pan-European backbone from iaxis Limited. In September 2001, we entered into a replacement agreement with a European subsidiary of Dynegy Inc. at no further cost to VIA after Dynegy acquired the business of iaxis out of its insolvency proceedings. In January 2003, Dynegy announced the sale of its European network and operations to an affiliate of Klesch & Company, a London-based private equity firm specializing in European restructurings. Crisscross Communications Limited, formerly known as Dynegy United Kingdom Communications Limited, continued to provide the services until June 2003, following its application for insolvency proceedings in May 2003. We are currently monitoring the insolvency proceedings to determine if a third party will assume the operation of this network. We acquired alternative services prior to the suspension of service by CrissCross and experienced no material service degradation to our customers.

Company History and Recent Turnaround Efforts

        VIA was founded in 1997 to be an international Internet services provider with a footprint in the European and Latin American markets. From 1997 through our initial public offering in February 2000, we raised approximately $540 million in equity capital which allowed us to acquire 26 separate Internet service providers in 14 countries. In the midst of our rapid build-out and integration of our newly acquired operations, market conditions for Internet services providers deteriorated significantly. In addition, our rapid growth led to poor execution of the integration of two of our largest country operations, which caused and exposed material weaknesses in our legacy systems and internal controls.

In response, our board of directors implemented a turnaround plan beginning in 2002 to reduce our cash utilization and operating losses, and improve our internal controls and processes. Under this plan, we sold or closed our Latin American and some of our European operations. We also suspended development of an enterprise-wide provisioning, billing and customer service platform, established tighter budgetary and capital expenditure controls and continued headcount reductions. In our United Kingdom and German operations, we engaged in system remediation and data validation projects, made a series of significant organizational changes, and ceased providing service in Germany to our service intensive, low-margin customer base. These and other actions led to significant reductions in our cash used and improvements in our operating results and internal controls.

        In November 2002, our new Chief Executive Officer, Rhett Williams, assembled an experienced senior management team, initiated a comprehensive strategic review of our operations and began the development of a business plan to position us for a sustainable and profitable future. The two key components of the Strategic Plan, which was adopted by the board of directors in March 2003, are improving operational performance and profitably growing revenues.

        In 2003, we improved operational performance with the following actions:

  •
  Outsourced our key network management functions to provide us with better monitoring and management capabilities, scope and scale;

  •
  Outsourced certain accounting, credit and collections and other financial back-office services to Accenture to improve the flow of internal financial information and the efficiency and economy of our finance operations;

  •
  Substantially completed the phased introduction of a new standardized billing and customer care platform; and

  •
  Replaced non-performing managers and sales staff with more experienced professional staff.

        In order to pursue new revenue growth during 2003, we engaged in a range of activities, including:

  •
  Implemented a company-wide initiative to reduce customer churn through standardization of churn measurements, programmed communications and new customer retention sales incentives;

  •
  Improved the quality of our sales force by replacing non-performing sales professionals with more experienced professionals, established robust sales management and instituted talent development and training programs;

  •
  Began to shift certain of our low margin business to a more efficient channel, supported by actions such as the development of a web sales tool to better automate and standardize the process for managing orders and the pricing and other system data of lower priced base services;

  •
  Introduced new virtual private networking, or VPN, and voice products to enhance our product portfolio; and

  •
  Began to refocus our sales and marketing teams on specific targeted industry groups with tailored bundles of products and services.

        We previously stated our target of achieving the point of positive cash flows in 2004. Although the first full year of our Strategic Plan yielded significant improvements in operations, the revenues have not grown as anticipated due to a number of factors, including unanticipated higher price erosion in some of our service offerings and the slowness of certain of our operations in closing new product sales opportunities. As a result we now expect to reach the point of positive cash flows from our current consolidated operations in mid-2005. This is dependent upon the achievement of new and incremental revenues, which we anticipate generating from our new sales and product strategy.

Our Operations

        In 2002, we sold our operations in Argentina, Austria, Brazil, Ireland and Mexico. In 2003, we sold VIA NET.WORKS Italy. These operations are accounted for as discontinued operations and have been excluded from the financial results from continuing operations, as well as the financial results for the comparative prior periods. The following table shows the revenue contribution from each of our continuing operations in the Europe and the Americas reporting segments. As of December 31, 2003 we owned 100% of all our operations.

VIA Operations

Country	Percentages of Total Revenue from continuing operations for the Year Ended December 31, 2001	Percentages of Total Revenue from continuing operations for the Year Ended December 31, 2002	Percentages of Total Revenue from continuing operations for the Year Ended December 31, 2003
France	14	11	10
Germany	19	16	11
The Netherlands	10	10	14
Portugal	4	7	8
Spain	3	3	3
Switzerland	5	11	13
United Kingdom	39	36	35
United States	6	6	6

        Additional financial information about our market segments appears in the table labeled "Reportable Segment Financial Information" in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" and is incorporated herein by reference. Our headquarters is currently located in Amsterdam in the Netherlands.

Our Employees

        At March 1, 2004, we employed 454 people on a full-time equivalent basis. Our headquarters staff is comprised of 53 employees and 401 of our employees are located in our local operations. Of our total employees, 153 are involved in sales and marketing, 80 are employed in customer care, 120 are involved in technical and engineering functions and the remaining 102 are devoted to finance, legal, strategic planning and other administrative functions. Some of our operating companies are parties to collective bargaining agreements. We believe that we have satisfactory relations with our employees and continue to work to better such relations.

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

        In Europe and in the United States, we pursue the registration of trademarks for marks that we believe are particularly unique and that will be used in our business over a long period of time. In the United States, we have a registered trademark for our logo and the name "VIA NET.WORKS". In the European Union, we have a registered Community Trade Mark, or CTM, for our logo together with the name "VIA NET.WORKS". We hold trademarks and registrations for other marks in some other countries as well.

        As a part of our acquisition of Amen, we acquired rights in certain Amen trademarks. Amen has registered trademarks in France and Spain for certain of its marks. We are currently in the process of pursuing a CTM registration for certain Amen marks. To the extent we are unable to receive registration status either pursuant to a CTM registration or in-country registrations, we may be restricted in our use of certain Amen trademarks in certain of our countries.

        Except as noted above, to date we have not pursued the registration of the trademark VIA NET.WORKS, or variations of this mark. Consequently, a competitor with senior rights in a mark similar to ours may be able to argue successfully that we should be barred from continuing to use our mark, or our competitors may adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Defending trademark infringement litigation and policing unauthorized use of our marks is also difficult and expensive. For more information regarding difficulties we may have in protecting our brand names, please see RISK FACTORS later in ITEM 1 of this Form 10-K.

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

        As a part of our acquisition of Amen, we acquired the rights to a fully automated operating platform used to support Amen's customers. Certain components of this platform were developed by Amen and as such are proprietary to Amen. Third parties could challenge Amen's rights in these components. To the extent a third party successfully claimed that VIA did not have the legal right to use of all or part of the platform, VIA would incur significant costs to either acquire the rights to use the infringing components or to replace the infringing components with alternative components, either through licensing from a third party or independently developed by VIA, its subsidiaries or each of their agents, please see RISK FACTORS later in ITEM 1 of this Form 10-K.

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

        The regulatory framework in each of the major markets in which we provide services is described further below.

European Union

  Overview

        All of our European operations, except our Swiss operations, are located in member countries of the European Union. Within the European Union, the European Commission, in co-ordination with the Council of Ministers and the European Parliament, can enact legislation by way of "decisions" or "regulations" that are enforceable directly in each of the member states. More commonly, it adopts "directives" that require member states to enact laws within their own countries by implementing the principles and rules established in the directive. Although the directives' legal mandates are binding on member states, member states have discretion as to the method of implementation. As a result, the European regulatory environment is characterized by differing and sometimes conflicting rules and regulations at the local level regarding licensing, electronic commerce, data protection, data interception and other areas.

        The European Union adopted a new package of five communications directives on February 14, 2002, or the "New Regulatory Framework'. This replaced the existing regulatory framework with less detailed rules aligned more closely to general competition law. All E.U. member states were required to implement the New Regulatory Framework by July 25, 2003 although some were late in doing so. The new framework should lead to a reduction in the regulatory rules that affect us and more generally should lead to greater competition in the market. Therefore, we expect that the new package should eventually reduce our costs of regulatory compliance.

  Data Protection

        In October 1995, the European Union adopted the "directive on the protection of individuals with regard to the processing of personal data and the free movement of such data". This directive imposes restrictions on the use and processing of personal data and gives European Union citizens rights regarding their personal data. Member states of the European Union were required to implement the directive into national laws by October 24, 1998. All countries in which we operate within the European Union have enacted the directive other than France, which has existing laws that deal with the protection of personal information.

        The data protection directive affects companies like us that collect information from individuals in European Union member states. In particular, companies with facilities located in member states or that have equipment in member states for the purpose of processing data will not be allowed to send personal information to countries outside of the European Union that do not maintain adequate standards of privacy and data protection. The directive does not define what standards of privacy are "adequate." Based on negotiations concluded in 2000, the European Commission determined that the self-regulatory arrangement established by the U.S. Department of Commerce known as the "safe-harbor principles" provided "adequate protection," but only for data transferred to those companies that voluntarily agree to adhere to those principles. The Commission has made similar adequacy decisions regarding transfers to Switzerland.

        VIA has not adopted the safe harbor principles. Like many other U.S. based organizations, VIA has chosen to provide adequate safeguards in various other manners, including the use of contractual relationships in which consent to use data is obtained.

        The newly enacted "Privacy and Electronic Communications Directive" concerns the processing of personal data and the protection of privacy in the electronic communications sector. This Directive, which required implementation by member states by October 31, 2003, contains provisions concerning security and confidentiality of electronic communications, use of traffic data, and unsolicited commercial communications (including spam), and provides greater clarification for VIA and other service providers such as VIA within the European Union specifically regarding the use of personal data.

        We will continue to review our data protection obligations, specifically with respect to our outsourcing of certain finance and administration functions outside of the European Union.

  Content Regulation and Liability

        In 2000, the European Union adopted the Electronic Commerce Directive, which was to have been implemented by January 17, 2002. The Directive provides that an Internet service provider will not be liable for information it hosts unless the provider has actual knowledge that the information or activity is illegal, or is aware of facts or circumstances from which the illegal information or activity is apparent, so long as the Internet service provider acts promptly to remove or disable access to the information upon becoming aware that it is illegal. In addition, an Internet service provider providing access to networks or transmitting information over a network that is provided by its customers will not be liable for that information provided that the Internet services provider does not initiate the transmission, select the recipient of the transmission or select or modify the transmitted information. Subject to certain conditions, Internet service providers will also not be held liable for the automatic, intermediate and temporary storage of that information, also known as caching. The Directive provides that member states shall not impose a general obligation on the above-mentioned providers to (a) monitor the information that they transmit or store or (b) seek facts or circumstances indicating illegal activity. However, member states may establish monitoring obligations in certain specific cases in order to detect and prevent certain types of illegal activities. Because this area of law is still developing there is uncertainty in some of our operating markets about the potential liability of providers for content carried on their networks. We expect this uncertainty to diminish as the operation of the new rules at national level in member states is clarified.

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

        In the United Kingdom, the Regulation of Investigatory Powers Act, or RIPA, came into force in October 2000. RIPA extended existing interception law to encompass all communications service providers (including Internet service providers). The law permits the United Kingdom Secretary of State to require a communication service provider to maintain a reasonable intercept capability. However, there is still uncertainty as to whether the government or the industry will bear the costs of this capability.

        In France, pursuant to Law no 2001-1062, telecommunications operators (including Internet access providers) could be required to retain certain technical information for the purpose of communication of such data to judicial authorities, at the request of the latter, in connection with the investigation and prosecution of criminal offences. Likewise, pursuant to Law no 86-1067, Internet access providers and hosting service providers could be required to retain the information that may render possible the identification of a person who participated in the creation of the contents of the services they provide for the purpose of communication of such data to judicial authorities. The exact categories of retained data and duration of its retention will be specified in future decrees.

  Online Contracting

        The Electronic Commerce Directive also required member states to enact legislation providing greater clarification for the enforceability of online transactions. This legislation, as enacted, should increase confidence in engaging in online transactions. Other legislation, such as the Electronic Signatures Act enacted in the Netherlands in 2003, continues to refine the legal framework supporting the growth of e-commerce.

  Licensing Requirements

        The New Regulatory Framework enacted by the European Union has now removed the requirement to license the provision of communications services and networks. The conditions in all such licenses have been replaced by regulations and guidelines that are applicable to VIA and all industry players. There is no need to obtain a license, although some reporting continues to be required, for example on revenue and other figures. Payments for a license, is being replaced by an administrative charge related to revenue.

        Within the UK the Communications Act has implemented the EU requirement for a uniform regulatory system for all communications markets. The system is administered by the newly established United Kingdom Office of Communications (OFCOM), which took over responsibility from the existing regulators at the end of 2003. It has also taken over joint responsibility for competition investigations in the communications sector, alongside the Office of Fair Trading. Certain additional conditions apply only where a service or network provider has been found to have significant market power, or SMP, in a relevant market. SMP is similar to the anti-trust or competition law concept of market dominance.

        During the first half of 2003, OFTEL, the regulatory agency preceding OFCOM in the United Kingdom, began a series of market reviews intended to identify which operators have SMP in a range of telecommunications and broadcasting markets. Broadly, British Telecom, or BT retains SMP in many markets and is regulated with additional conditions. In certain markets other operators have SMP. However VIA does not have SMP and therefore is not subject to additional conditions.

  Voice Licensing Requirements

        VIA provides resold voice services in France, Germany, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom. France does not require VIA to obtain a license or register with any regulatory agency in order to provide the VIA resold voice services. The remaining countries either require a license to resell the voice services currently provided by VIA or registration with applicable regulatory agencies of VIA's intent to provide these services. In Germany, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom, VIA has either obtained the relevant licenses required to provide resold voice services in these countries or where registration is required instead of obtaining a license, it has registered with the relevant regulatory agency, stating its intention to sell resold voice services.

RISK FACTORS

        In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. Please refer also to "Cautionary Note Regarding Forward-Looking Statements" on page 1 of this annual report on Form 10-K.

WE HAVE A HISTORY OF NEGATIVE CASH FLOW AND WE MAY NEVER ACHIEVE POSITIVE
CASH FLOW

        For the year ended December 31, 2003, we experienced a net loss from continuing operations of $24.2 million. While we have significantly reduced our negative cash flow, we will not be able to continue to support our operations, deliver quality customer service, and improve our financial reporting infrastructure without material increases in revenues. Our immediate goal is to generate recurring and positive cash flows on a consolidated basis. This goal, however, is predicated on the assumption that we can increase revenues and continue to reduce costs. If we are unable to increase our revenues or otherwise reduce our costs and investment expenditures, we will continue to experience negative cash flow.

WE ARE IMPLEMENTING A NEW BUSINESS PLAN, WHICH MAY NOT BE SUCCESFUL

        In March 2003, we adopted a new business plan for 2003-2005. We have implemented many initiatives in 2003 from the Strategic Plan and will continue to do so in 2004-2005. This Strategic Plan calls for a fundamental shift in our business model from a focus on dial-up and leased line Internet access services to web-hosting and Internet security services. It also involves a fundamental shift in our operational approach through outsourcing a number of administrative functions. The Strategic Plan may not succeed, may result in increased costs, and may not provide anticipated increased revenues.

We have outsourced certain functions, and our providers may not deliver the anticipated level of service and functionality and may have substantial technological or operational weaknesses.

        We have outsourced certain key network, IT, finance and administration systems and processes to third party vendors. We cannot be assured that these third parties will be able to deliver the anticipated and desired results. These third parties may not provide the anticipated level of service and functionality and may have substantial technological or operational weaknesses. This may increase our costs, which will negatively affect our results of operations. Our use of these outsource providers requires us to rely on the contractual relationships we maintain with them and we will not be able to control directly their quality of service or level of cooperation. As a result, we may lose a certain degree of day-to-day control over the outsourced functions and we will be dependant on continued adherence to contractual service descriptions and service level agreements. We may experience disputes with outsourcing providers to enforce our rights or address service issues. These issues may affect negatively our ability to deliver quality service to our customers and deliver accurate financial reporting on our operations.

The success of our product development plans depends on our ability to identify vendors and others who can provide quality and dependable service and to successfully negotiate agreements with these vendors and providers so that we can deliver the products and services profitably to our customers.

        Our product development plans call for the introduction of more sophisticated products and services as well as products that will enhance our ability to serve as a single-source provider of communications solutions. When we launch new products and services, we typically partner with technology vendors and other third party providers. The development and success of our new products and services depends on our ability to identify vendors and providers who can provide quality and dependable service. In addition, we must successfully negotiate satisfactory agreements with these vendors and providers so that we can deliver the products and services profitably to our customers. Our success with new products and services and existing products and services also depends on our ability to integrate sale, provisioning and billing for these products and services into our sales force training and into our other systems and processes. Our goal of generating recurring and positive cash flows on a consolidated basis depends, in part, on successfully introducing new products and services. Once products and services are launched we must aggressively build market share in order to achieve the anticipated revenue forecasted for the new products and services. If we are unsuccessful in our marketing efforts, encounter any significant delays in introducing new products and services, or are unable to successfully sell new products and services once they have been introduced, our financial performance will be negatively impacted.

Our sales force reorganization into VIA Express and Industry Solutions requires us to upgrade our direct sales force, recruit reseller candidates and provide them with necessary back-office solutions, and build or acquire end-to-end automated customer acquisition, order entry, provisioning and billing solutions.

        Our new sales strategy requires that we focus our direct sales force on selling more sophisticated, higher margin, value-added services and channel our more basic products such as access and shared web-hosting to indirect and web-based sales. As a part of the new emphasis on our VIA Express channel, we may reduce our direct sales force in certain country operations. The termination of sales staff, efforts to recruit new sales professionals and the training of our sales force may distract us from generating or impair our ability to generate new revenues. As a result, our operating results may suffer. As we reorganize our sales force, we may experience higher turnover and the loss of more key salespersons than anticipated. Our sales strategy also calls for enhancing our indirect and automated web sales capabilities. This component of our strategy depends on successfully identifying and recruiting capable reseller candidates and delivering back-office solutions enabling them to maximize sales opportunities, as well as address customer support issues. For web-based sales, our strategy depends on building or acquiring end-to-end automated customer acquisition, order entry, provisioning and billing solutions. If we fail to successfully implement and execute any one or more of these components, our sales strategy may not succeed and our operating results will be negatively impacted.

We may not be able to keep up with rapid technological and other competitive changes affecting our industry.

        The markets in which we compete are characterized by rapid consolidation of competitors, changing technology, evolving industry standards, frequent enhancements to existing services and products, the introduction of new services and products and changing customer demands. These market characteristics are heightened by the emerging nature of the Internet and the trend for companies from many industries to offer Internet-based products and services. In addition, the widespread adoption of new Internet, networking, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure. Our future success will depend on our ability to respond to changing technologies on a timely and cost-effective basis. Our operating results may be adversely affected if we cannot successfully develop, introduce, or market new services and products. In addition, if we fail to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in other product development efforts, such failure could have a material adverse effect on our business, financial condition and operating results.

RESTRUCTURING OF OUR ORGANIZATION, CONSOLIDATION OF EXISTING FUNCTIONS AND ADDITIONAL EMPLOYEE RESPONSIBILITIES MAY RESULT IN OUR INABILITY TO RETAIN OR RECRUIT KEY PERSONNEL

        In 2004, we plan to continue our efforts to reduce costs. These efforts include, but are not limited to, continuing initiatives to reduce customer churn through standardization of churn measurements, programmed communications and new customer retention sales incentives, replacing non-performing sales professionals and refocusing our sales force, and refining our web sales tool to automate and standardize orders, pricing and other system data related to access services. Many of these measures will consolidate existing functions and require employees to take on additional responsibilities. In addition, these measures may result in greater organizational uncertainty, low morale and a higher than anticipated employee turnover. Over the past two years, we have experienced significant management turnover. Our success also depends on attracting and retaining key management, many of whom may be difficult to replace. If we are unable to find suitable replacements for any one or more of these key employees, our ability to implement these measures and the success of our Strategic Plan may be negatively impacted. There can be no assurances that our operations will not suffer from unanticipated employee departures or from our inability to quickly engage qualified replacements.

OUR ACQUISITION STRATEGY MAY NOT ACHIEVE THE FAVORABLE RESULTS WE ARE SEEKING

        With significant improvements achieved in operations, we now seek to enhance our product portfolio and sales efforts by exploring the opportunity for acquisitions. A proactive acquisition program brings with it certain risks, including the following:

  •
  While we have established a small team of internal resources, we expect that broader participation from management will be required in the course of the due diligence, negotiation and post-closing activities as suitable targets are identified. Senior management may be distracted from normal executive responsibilities and implementation of the Strategic Plan. This may slow the pace of operational improvements and other, revenue generating, activities;

  •
  We may face significant integration issues in connection with acquisitions. This may distract senior management, create unanticipated costs and may cause the quality of our services to suffer, resulting in the loss of customers and revenue; and

  •
  We will seek to build legal protections into acquisition agreements. However, we may purchase undisclosed liabilities or experience lower than projected operating results in newly acquired companies, which could adversely affect our future operating results.

WE MAY NOT REALIZE THE ANTICIPATED FINANCIAL OR COMMERCIAL BENEFITS FROM THE ACQUISITION OF THE AMEN GROUP

        In January of 2004, we acquired a group of European-based web-hosting companies with operations in France, Italy, Spain and the United Kingdom, the "Amen Group." We may experience difficulties associated with integrating the Amen Group's businesses and systems that would result in greater than anticipated costs. There may be delays in transitioning internal and industry knowledge from the Amen Group to our personnel, which could distract management, increase costs and restrict revenue opportunities. The Amen Group business model may be subject to unforeseen price reductions in response to competition, which could reduce revenue without a corresponding reduction in cost.

WE MAY NOT REALIZE THE ANTICIPATED FINANCIAL AND COMMERCIAL BENEFITS OF OUTSOURCING SOME OF OUR FINANCIAL AND ADMINISTRATIVE FUNCTIONS AND AS A RESULT MAY SUFFER MATERIAL LOSS

        In the past, we have experienced operational difficulties with efforts to upgrade or deploy new back office systems. Our decision to outsource certain network, IT, finance and administration systems to a shared service center may result in unanticipated difficulties such as loss or impairment of data integrity.

        Our outsourcing providers provide their own personnel to manage the outsourced functions. This results in a reduction of our own organizational competencies and may create problems in coordinating these functions with the continued implementation of our Strategic Plan. We may also experience delays in response or failure to maintain software and system upgrades. Outsourcing providers may not meet our requirements and their personnel may fail to provide quality service. As a consequence, our overall costs may rise. If we experience difficulties with a provider, we may wish to bring the outsourced services back in-house or terminate our relationship with the provider and procure a different provider. As the number of providers is limited, it may be difficult or even impossible to transfer to another provider. Further, because our outsourcing plans call for a significant reduction in staff we may lack the ability in the short term to return the services in-house. Contractual difficulties may also impede our ability to terminate the outsourcing relationship. This may lead to costly and distracting disputes and litigation.

FAILURE TO ATTRACT AND RETAIN SENIOR MANAGEMENT AND CERTAIN OTHER KEY EMPLOYEES MAY ADVERSELY AFFECT OUR ABILITY TO CONDUCT OUR BUSINESS

        Our future success depends on the continued service and performance of our senior management and certain other key employees. In the past, we have been dependent on certain specialized systems personnel to operate, maintain and upgrade our systems. In an effort to reduce our costs, we have outsourced many of these responsibilities to outside personnel, who may be less experienced and less knowledgeable than our former employees. We reduced the number of our employees from 575 at December 31, 2002, excluding the Italian operation, to 411at December 31, 2003 and expect to make further reductions in the future. These reductions and our reliance on outside personnel may impair our ability to attract and retain senior management and certain other key employees. Our inability to attract and retain senior management and certain other key employees could adversely affect our business, financial condition and operating results.

IF DEMAND FOR OUR PRODUCTS AND SERVICES DOES NOT INCREASE AS WE EXPECT, OUR ABILITY TO INCREASE OUR REVENUES WILL BE NEGATIVELY AFFECTED

        If the demand for our current and planned Internet services fails to develop, or develops more slowly than we anticipate, we may not be able to increase our revenues at the rate we have projected. Obstacles to demand for our products and services include:

  •
  public concern about the economic viability of Internet services providers and the Internet industry in general;

  •
  failure of regulators to take adequate steps to prevent incumbent and larger telecommunications providers from monopolizing the market;

  •
  lack of developed infrastructure to support Internet applications and access to broadband services; and

  •
  limited access to Internet services.

        In particular, we depend on increasing demand for Internet services by SMEs. Demand by SMEs is dependent on the extent to which they and their customers and suppliers adopt the Internet as a means of doing business, and they utilize Internet technologies to deal with internal business processes. Demand will also depend on whether there is a continuing economic downturn, which may result in reduced spending by SMEs on Internet products and services. Furthermore, as competition reduces prices for Internet access in many of our markets, we are increasingly dependent on our ability to sell higher profit margin services such as security services, web-hosting, and ecommerce solutions. Finally, an increasing number of Internet services providers are going out of business in our key markets. This results in customer reluctance to rely on businesses such as ours for critical business functions.

COMPETITION FOR CUSTOMERS IN OUR MARKETS MAY CAUSE US TO REDUCE OUR PRICES OR INCREASE SPENDING, WHICH MAY NEGATIVELY AFFECT OUR REVENUES AND
OPERATING RESULTS

        Some of our competitors have greater market presence, brand recognition and financial, technical and personnel resources than we have. Although our competitors and their resources vary depending on the market and the country, these competitors may include local and regional Internet services providers, telecommunications companies and cable companies. Some of our competitors, in particular the telecommunications companies, have large existing networks and customer bases. Increasing competition may create pressure to reduce our prices while at the same time improving our products and services. There is no assurance that the price and performance of our services and products will be superior relative to the services and products of our competitors. As a result, we may experience a loss of competitive position that could result in lower prices, fewer customer orders, reduced revenues, reduced profit margins and loss of market share.

OUR BRAND NAMES AND TRADEMARKS ARE DIFFICULT AND COSTLY TO PROTECT AND AS A RESULT WE MAY BECOME INVOLVED IN TRADEMARK INFRINGEMENT LITIGATION

        We are aware of other companies using or claiming to have rights to use trademarks that are similar to our marks and variations of those marks, including the VIA NET.WORKS mark. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. The users of these or similar marks may be found to have senior rights if they were ever to assert a claim against us for trademark infringement. If an infringement suit were instituted against us, even if groundless, it could result in substantial litigation expenses. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition and operating results.

        We are currently engaged in litigation with a third party telecommunications provider in Spain, who opposed the Spanish Trademarks and Patents Official Agency's granting the Spanish Amen Group company the trademark "Amen." The Spanish Trademarks and Patents Official Agency granted and authorized the Spanish Amen Group company the use of the trademark "Amen" within Spain. Nevertheless, the third-party telecommunications provider has appealed this decision. If this appeal were to be successful, we could be forced to cease using the Amen mark and may be required to pay damages, although we believe that any such damages would be immaterial.

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE U.S. DOLLAR AND THE VARIOUS CURRENCIES IN WHICH WE CONDUCT BUSINESS MAY AFFECT OUR OPERATING RESULTS

        We record the revenues and expenses of our local operations in their local currencies and translate these amounts into U.S. dollars for purposes of reporting our consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our revenues, expenses and results of operations as well as the value of our assets and liabilities. Fluctuations in foreign currency exchange rates may also adversely affect the comparability of period-to-period results. For example, if the average value of the Euro decreases in relation to the U.S dollar during a quarterly period as compared to the prior period, each Euro will convert to fewer U.S dollars during that quarterly period than the prior period and we will report lower revenue growth than what would have been calculated in local currencies for that period. In addition, we hold foreign currency balances that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. In projecting future operating results, we make certain assumptions about the fluctuation of the home currencies of our operations. If these assumptions turn out to be materially inaccurate, our actual operating results may be materially different from our projections.

REGULATORY AND ECONOMIC CONDITIONS IN THE COUNTRIES WHERE WE OPERATE ARE UNCERTAIN, AND MAY DECREASE DEMAND FOR OUR SERVICES, INCREASE OUR COSTS, OR OTHERWISE REDUCE OUR BUSINESS PROSPECTS

        Our operating companies are located in countries with rapidly changing regulatory and economic conditions that may affect the Internet services industry. New laws or regulations pertaining to the Internet or telecommunications, or the application or interpretation of existing laws and regulations, could decrease demand for our services, increase our costs, or otherwise reduce our profitability or business prospects. Examples of the types of laws and regulations that could adversely affect us include laws that:

  •
  impose taxes on transactions made over the Internet;

  •
  impose telecommunications access fees on Internet services providers or other increases in access, transit or general telecommunications costs

  •
  prohibit the transmission of various types of information and content over the Internet;

  •
  impose requirements that Internet services providers protect users' privacy, monitor content, or permit government interception of data traffic; and

  •
  increase the likelihood or scope of competition from telecommunications or cable companies.

        For example, a number of European countries have enacted legislation that requires Internet services providers to establish technical means to permit national authorities to intercept data traffic of identified customers. The application of these laws to Internet services providers has been subject to significant opposition from Internet services providers industry groups in Germany, the United Kingdom and the Netherlands, among others, because of the substantial cost Internet services providers would incur in order to comply with these laws. Ultimately, these requirements may impose significant costs on our operations in these countries, which would negatively impact our operating results. These laws could also increase our competition or change our competitive environment so that customer demand for our products and services is affected adversely.

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
IMPACT OUR REVENUES AND OPERATING RESULTS

        Our customers typically access our services either through their normal telephone lines or dedicated lines provided by local telecommunications providers specifically for the purposes of accessing and utilizing the Internet. Our customers are usually required to maintain their telephone line to utilize certain of our resold voice services or must have a preexisting voice service prior to switching to our voice service, depending on the resold voice service we offer. In some of our markets, we experience delays in delivery of new telephone or dedicated lines that prevent our customers from utilizing our services. These delays result in lost revenues. Additionally, some local telecommunications providers that provide Internet services provide delivery of telephone or dedicated lines to their own Internet customers on a preferential basis, which may cause us to lose current and potential customers. We also lease network capacity and VPNs from telecommunications providers and rely on the quality and availability of their service. These companies may experience disruptions of service, which could disrupt our services to, or limit Internet access for, our customers. We may not be able to replace or supplement these services on a timely basis or in a cost-effective manner, which may result in customer dissatisfaction and lost revenues. In addition, to the extent that alternative local access providers fail in any particular market, the incumbent telecommunications providers will experience less competitive price pressure for access, which could increase our cost structures and impair our profit margins.

WE DEPEND ON THE RELIABILITY OF OUR NETWORK AND SYSTEMS, AND A FAILURE OR A BREACH OF OUR SECURITY MEASURES COULD RESULT IN A LOSS OF CUSTOMERS AND REDUCED REVENUES

        We are able to deliver services only to the extent that our network and systems are protected against damages from technical, network or system failures, computer viruses, natural disasters and unauthorized access or intentional acts or omissions caused by third parties. Any failure, accident or security breach that causes interruptions in our operations could impair our ability to provide services to our customers and negatively impact our revenues and results of operations. To the extent that any disruption or security breach results in a loss or damage to our customers' data or applications, or inappropriate disclosure of confidential information, we may incur liability as a result. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches. Although we currently possess errors and omissions insurance and business interruption insurance, these policies may not provide effective coverage upon the occurrence of a material event or a combination of events.

WE MAY BE LIABLE FOR INFORMATION DISSEMINATED OVER OUR NETWORK

        We may face liability for information carried on or disseminated through our network. Alternatively, we may incur costs associated with efforts to prevent access to certain information from our network as required by governmental authorities. The laws governing these matters vary from jurisdiction to jurisdiction. Some types of laws that may result in our liability for information disseminated over our network include:

  •
  laws designed to protect intellectual property, including trademark and copyright laws;

  •
  laws relating to publicity and privacy rights and laws prohibiting defamation;

  •
  laws restricting the collection, use and processing of personal data; and

  •
  laws prohibiting the sale, dissemination or possession of offensive or pornographic material.

ITEM 2    PROPERTIES

        Our headquarters and principal executive offices are located in leased facilities at Schiphol-Oost (near Amsterdam), the Netherlands. This lease expires in November 2009. Additionally, we lease space in our operating markets for support facilities, local offices, network operations centers, data centers and points of presence. We believe that our present facilities are in good condition and are generally suitable for our business needs.

ITEM 3    LEGAL PROCEEDINGS

        On November 5, 2001, we were named as a defendant in a class action lawsuit in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering ("IPO") and certain of our officers, under the title O'Leary v. Via Net.works [sic] et al [01-CV-9720] (the "Complaint"). An amended complaint was filed in April 2002. The Complaint alleges that the prospectus we filed with our registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices ("Tie-in Arrangements"), thereby artificially inflating the Company's stock price. The Complaint further alleges violations of Sections 11, 12 (a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the "IPO Litigation"). On June 30, 2003, the special litigation committee of the board of directors of the Company conditionally approved the global settlement between all plaintiffs and issuers in the IPO Litigations; the Company is in the process of completing a settlement with the plaintiffs in the case. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful by the plaintiffs. Under the proposed settlement, the Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. The special litigation committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other defendants in the proposed settlement, the consent of the Company's insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations. We continue to progress toward settlement and await approval of settlement by all parties involved.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the three months ending December 31, 2003, we did not submit any matters to a vote of our stockholders.

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market for our Common Stock

        On February 11, 2000, we completed our initial public offering of shares of common stock, par value $.001 per share. Our common stock is traded on both the NASDAQ SmallCap Market in the United States and the Euronext Amsterdam exchange under the symbol VNWI. Until June 27, 2002, our common stock traded on the NASDAQ National Market under this symbol. The table below sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ National Market for the periods prior to June 27, 2002, and on the NASDAQ SmallCap Market for the periods on or after June 27, 2002:

	High	Low
2003:
First quarter	$0.87	$0.60
Second quarter	$1.22	$0.66
Third quarter	$1.66	$0.98
Fourth quarter	$1.81	$1.36
	High	Low
2002:
First quarter	$1.30	$0.80
Second quarter	$0.95	$0.56
Third quarter	$0.83	$0.56
Fourth quarter	$0.77	$0.48

        As of March 1, 2004, there were approximately 8,500 beneficial owners of the Company's common stock.

        We have never declared or paid any dividends on our common stock and do not expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        During the year ended December 31, 2003, we did not sell or issue any unregistered securities.

Use of Initial Public Offering Proceeds

        On February 11, 2000, we completed our initial public offering of shares of common stock, par value $.001 per share. Our initial public offering was made pursuant to a prospectus dated February 11, 2000, which was filed with the SEC as part of a registration statement, file No. 333-91615, that was declared effective by the SEC on February 10, 2000.

        The net offering proceeds after deducting the expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through December 31, 2003, we have used $86.9 million for acquisitions of other businesses, including the repayment of debt for acquisitions we made in 1999, increases in our investment in various partially owned subsidiaries, $52.5 million for capital expenditures and approximately $132.8 million to fund operating losses.

Purchase of Equity Securities by the Issuer

        We made no purchases of our common stock during the fourth quarter of 2003.

ITEM 6    SELECTED FINANCIAL DATA

        The following is a summary of selected consolidated financial data of the Company from January 1, 1999 to December 31, 2003. This data should be read together with our audited consolidated financial statements and accompanying notes, and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, which are included elsewhere in this Form 10-K. Prior year amounts have been adjusted for the effects of discontinued operations. Details of these adjustments are described in ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION. The results of operations for any year are not necessarily indicative of the results of operations for any future period.

	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003
	(U.S. dollars in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$30,752	$77,345	$66,115	$66,549	$68,668
Operating costs and expenses:
Internet services	15,660	41,834	35,562	35,043	31,414
Selling, general and administrative	27,941	61,702	81,181	60,510	58,304
Impairment and restructuring charges(1)	—	—	90,557	10,905	11,724
Depreciation and amortization	15,264	32,286	42,956	11,077	8,107

Total operating costs and expenses	58,865	135,822	250,256	117,535	109,549

Operating loss from continuing operations	(28,113)	(58,477)	(184,141)	(50,986)	(40,881)
Interest income, net	1,009	10,865	6,934	2,094	1,088
Other (expense) income, net	(134)	(56)	1,524	(196)	(574)
Foreign currency gains (losses), net	829	(4,406)	(5,661)	13,319	16,293

Loss from continuing operations before minority interest and income taxes	(26,409)	(52,074)	(181,344)	(35,769)	(24,074)
Income tax (expense) benefit	(65)	(995)	292	51	(165)
Minority interest in loss of consolidated subsidiary	1,759	2,350	73	—	—

Net loss from continuing operations	$(24,715)	$(50,719)	$(180,979)	$(35,718)	$(24,239)

Discontinued operations(2):
Loss from discontinued operations	(6,280)	(26,316)	(89,949)	(9,141)	(505)
Gain on disposal of discontinued operations	—	—	—	1,906	164

Net loss	$(30,995)	$(77,035)	$(270,928)	$(42,953)	$(24,580)

Basic and diluted loss per share
Continuing operations	$(22.77)	$(0.96)	$(2.99)	$(0.59)	$(0.39)
Discontinued operations	(5.78)	(0.50)	(1.48)	(0.12)	(0.01)

Net loss per share — basic and diluted	$(28.55)	$(1.46)	$(4.47)	$(0.71)	$(0.40)

Shares used in computing basic and diluted loss per share	1,085,564	52,892,772	60,638,960	60,147,704	61,135,959

	As of December 31,
	1999	2000	2001	2002	2003
	(U.S. dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,067	$237,839	$137,854	$97,813	$65,803
Restricted cash	15,000	—	—	895	1,391
Goodwill and other acquired intangible assets, net	115,194	181,082	18,884	9,189	3,842
Other assets	49,322	62,227	41,963	37,924	39,652

Total assets	$199,583	$481,148	$198,701	$145,821	$110,688

Short-term notes and current portion of long-term debt, capital lease obligations and long-term payables	7,808	3,265	1,632	63	173
Long-term debt, capital lease obligations and long-term payables, less current portion	5,846	1,894	241	46	328
Other liabilities	30,076	50,410	40,587	41,132	42,021
Minority interest in consolidated subsidiaries	4,422	597	—	—	—
Mandatorily redeemable convertible preferred stock	180,933	—	—	—	—
Total stockholders' equity (deficit)	(29,502)	424,982	156,241	104,580	68,166

Total liabilities, minority interest, mandatorily redeemable convertible preferred stock and stockholders' equity	$199,583	$481,148	$198,701	$145,821	$110,688

(1)
Refer to Note 3 to the consolidated financial statements for impairment and restructuring charges taken in 2001, 2002 and 2003.

(2)
Refer to Note 2 to the consolidated financial statements for discontinued operations in 2001, 2002 and 2003.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        Some of the information contained in this ITEM 7 contains forward-looking statements, or statements that relate to future events or our future performance. These statements include, but are not limited to those relating to the Company's Strategic Plan, projections regarding financial impacts from planned organizational re-alignment, outsourcing projects, new product roll-out and cost reductions in general. These statements are only predictions or planned actions that are subject to a number of risks, uncertainties and other factors. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed under the heading RISK FACTORS beginning on page 21 of this Form 10-K. Please carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission.

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes beginning on page F-1 of this annual report on Form 10-K, ITEM 6. SELECTED FINANCIAL DATA and PART I, ITEM 1 BUSINESS.

Overview

        VIA is a provider of Internet-protocol (IP) based business communication solutions to small and medium sized enterprises, or SMEs, in Europe and the United States. Our mission is to be recognized as an expert provider of IP-based business communications solutions for SMEs. We deliver Internet products and services that enhance the productivity of our customers, including web-hosting, Internet access (through dial-up, DSL, or ISDN and leased line connectivity), virtual private networks (VPNs), and Internet and network security services. Because we also offer a voice communications product, we are able to serve our customers as the single source for all of their communications requirements. We have operations in France, Germany, Italy, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States.

        Our immediate goal is to generate recurring and positive cash flows on a consolidated basis. In previous reports, we have stated our target of reaching positive recurring cash flows by the end of 2004. Although the first year of implementation of our Strategic Plan for 2003-2005 has yielded significant improvements in our operations, resulting in improvements in sales productivity, the rate of revenue growth we were expecting beginning late 2003 was lower than anticipated due to a number of factors, including unanticipated higher price erosion in some of our service offerings and the slowness of certain of our operations closing new product sales opportunities. As a result of this impact on revenue growth, we now expect that our point of reaching positive cash flows from our current consolidated operations will be delayed at least until the second quarter 2005. This is dependent upon the achievement of new and incremental revenues, which we anticipate generating from our new sales and product strategy.

        To reach our goal of generating positive, recurring cash flow we must, among other things, grow our revenue base substantially. We plan to achieve our goal by:

  •
  shifting the focus of our business model from providing primarily lower margin dial-up and leased line Internet access services to offering higher margin web-hosting and Internet security services that we can deliver on our own product platforms;

  •
  improving the efficiency of our sales efforts by re-organizing our sales operations into two channels: VIA Express, which is designed to sell lower-margin products and services by steering customers to our telephone-based sales and Internet stores, and Industry Solutions, which is designed to market and sell a higher-value portfolio of bundled services through the efforts of our direct sales force professionals;

  •
  actively pursuing strategic acquisitions and partnerships that would complement or enhance our infrastructure, product offerings, channel strategies or customer base and that will allow us to leverage our recently improved operational capabilities to realize higher margins from acquired revenue; and

  •
  continuing to improve operational performance.

        The product and sales channel shift we are executing in 2004 is a result of our periodic assessment of the economics of our industry and the positioning of our business strategy in our market. During the fourth quarter of 2003, management evaluated the revenue achievement and future prospects of our operations and concluded that our core business, reselling Internet access services on a stand-alone basis, has been severely and negatively impacted by an acceleration of availability of and customer preference for low-cost high bandwidth services. As further described below under Valuation of long-lived assets and goodwill, management has therefore written down the value of the goodwill related to the U.K., Netherlands, Germany, Switzerland, Spain, France and the U.S. by $7.3 million.

        For more information on this product and sales channel shift see Strategy-Shifting the Focus of our Business Model and -Focus on Developing More Cost-Effective and Productive Sales under PART I,

BUSINESS, of this Form 10-K. There are significant risks and dependencies inherent in our ability to execute on our plan. These risks and dependencies, as well as other risks that pertain generally to our business are described above under RISK FACTORS in ITEM 1.

Discontinued Operations

        During 2002, we sold our operations in Argentina, Austria, Brazil, Ireland and Mexico. In July 2003 VIA NET.WORKS Italia, which has been included in the European segment was sold for nominal consideration to the then-current management team. The operation in Argentina was sold on June 11, 2002 to an unrelated third party purchaser. The Austrian operation was sold to the then-current management team on May 29, 2002. The Irish operation was sold on August 12, 2002 to a former shareholder and managing director of the Irish operation. Each of these operations has been treated as a discontinued operation since the date of its disposition in 2002. VIA also sold its operations in Brazil and Mexico in 2002, but because of the method by which these transactions were structured, these operations were not treated as discontinued operations in 2002 but rather classified as businesses transferred under contractual agreements. The Company has eliminated all continuing involvement in these operations in 2003 and both are now treated as discounted operations for all periods presented.

        As each of the Argentine, Austrian, Irish, Italian, Brazilian and Mexican operations represented a component of an entity as defined by Statement of Financial Accounting Standards No. 144 "Accounting for the impairment or Disposal of long-lived assets" ("SFAS 144"), the Company has classified each operation as a discontinued operation for all periods presented. Revenues related to discontinued operations were approximately $10.5 million and $0.6 million for the years ended December 31, 2002 and 2003, respectively. The loss from discontinued operations was ($9.1) million and ($0.5) million for the years ended December 31, 2002 and 2003, respectively.

Strategic Acquisitions

        In January 2004, we purchased 100% of the issued and outstanding shares of Amen SAS, Amen Srl and Amen Limited (collectively "Amen"), a group of European web-hosting companies based in Paris, France. Amen has operations in France, the United Kingdom, Spain and Italy. We acquired Amen to strengthen our Europe segment and benefit from Amen's operating platform and service offerings. For this acquisition, we paid $7.4 million in cash and issued 673,652 shares of our common stock, at a price of $1.837, for a total value of approximately $1.2 million. The selling shareholders will have the opportunity to receive further consideration that we expect will be between $1.2 – $3.1 million in cash and our common stock, based on the 2004 operating performance of Amen. Information related to our operational opportunities as a result of this acquisition as well as other details and risks associated with the Amen business is described above throughout ITEM 1

        As discussed above, we are actively pursuing strategic acquisitions and partnerships to complement or enhance our infrastructure, product offerings, channel strategies or customer base and to allow us to leverage our recently improved operational capabilities to realize higher margins from acquired revenue. We do not know whether we will be successful in identifying appropriate opportunities and, if we are successful, we cannot assure that such acquisitions or partnerships will be executed and integrated efficiently. Our strategic plan calls for us to be flexible and opportunistic in effecting acquisitions and as a result, if we find one or more opportunities we believe are very attractive, we may decide to spend a substantial portion of our available cash to finance our acquisition of them.

Reportable Segment Financial Information

        Our consolidated financial statements as of and for the years ended December 31, 2001, 2002 and 2003 include the results from continuing operations of the wholly or majority-owned operating companies that we owned for all or a portion of the respective periods. In 2003, we managed our business by geographic regions, namely the Americas and Europe, and we evaluated performance based on revenues and operating loss from continuing operations. Certain prior year data has been reclassified to conform to the current regional groupings. The following table presents information about our two market segments and our corporate activities, individually and on a consolidated basis. In the table below, Corporate, which also includes the cost of our European regional backbone network, is shown to reconcile to the total consolidated figures. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts.

	Year Ended December 31,
	2001	2002	2003
	(Dollars in thousands)
Total Europe assets	$50,346	$37,444	$31,440
Total Americas assets	7,272	6,422	2,443
Total Corporate assets	141,061	101,955	76,805

Total Consolidated assets	$198,679	$145,821	$110,688
Europe:
Total revenue	$62,252	$62,759	$64,744
Operating loss from continuing operations	(117,060)	(18,521)	(12,850)
Impairment and restructuring charges	(55,902)	(9,878)	(8,900)
Americas:
Total revenue	$3,863	$3,790	$3,924
Operating loss from continuing operations	(27,011)	(978)	(1,984)
Impairment and restructuring charges	(20,831)	—	(1,016)
Corporate:
Total revenue	$—	$—	$—
Operating loss from continuing operations	(40,070)	(31,487)	(26,047)
Impairment and restructuring charges	(13,824)	(1,027)	(1,808)
Consolidated:
Total revenue	$66,115	$66,549	$68,668
Operating loss from continuing operations	(184,141)	(50,986)	(40,881)
Impairment and restructuring charges	(90,557)	(10,905)	(11,724)

Europe:

        The reported increase in revenue for the year ended December 31, 2003 as compared to December 31, 2002 is due to the strengthening of the Euro and British pound to U.S. dollar foreign exchange rates (positively impacting revenues by approximately $8.5 million), which offset a decrease in overall revenue primarily attributable to Germany, the United Kingdom, and France. The decrease in the operating loss from continuing operations for the same period is primarily attributable to the reported increase in revenue and a decrease in operating costs and expenses.

        The decrease in the operating loss from continuing operations for the year ended December 31, 2002 as compared to December 31, 2001 is primarily attributable to the decrease in the impairment and restructuring charges and the decrease in depreciation and amortization.

        See RESULTS OF OPERATIONS in this section, for further analysis of revenues and impairment and restructuring charges.

Americas:

        Total revenue has remained consistent from the year ended December 31, 2002 to December 31, 2003. The increase in operating loss from continuing operations and the impairment and restructuring charges for the year ended December 31, 2003 relates to a goodwill impairment in 2003. Total revenue in the year ended December 31, 2002 was consistent with the year ended December 31, 2002. The operating loss from continuing operations and the impairment and restructuring charges for the year ended December 31, 2001 relates to a goodwill impairment in 2001. See ITEM 7, MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—RESULTS OF OPERATIONS for a discussion of the impairment and restructuring charges.

Corporate:

        The decrease in the loss from continuing operations for the year ended December 31, 2003 as compared to December 31, 2002 is primarily due to a decrease in selling, general and administrative expenses ($3.0 million). The decrease in the loss from continuing operations for the year ended December 31, 2002 as compared to December 31, 2001 is primarily due to reduced impairment and restructuring charges.

        See ITEM 7, MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—RESULTS OF OPERATIONS for further analysis.

        As described above under Item 1, we are reorganizing our sales operations into two channels: VIA Express and Industry Solutions. As the channels further develop over 2004, we anticipate that we will begin to manage our operations around these channels and will adapt our segment reporting accordingly.

Critical Accounting Policies

        Our critical accounting policies are as follows:

  •
  Recognition of revenue;

  •
  Estimation of valuation allowances and accrued liabilities; and

  •
  Valuation of long-lived assets and goodwill.

  Recognition of revenue:

        We derive our revenue from the sale of Internet-related goods and services, specifically third party hardware and software and Internet connectivity services, other Internet value-added services, such as hosting, security and IP VPN, and voice services. As described below, management judgments and estimates must be made in connection with the revenue recognized in any accounting period. Material differences might result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates, primarily with respect to our collectibility assessment.

        For revenue transactions we apply the provisions of Staff Accounting Bulletin No. 104 "Revenue Recognition". We recognize revenue from the sale of Internet goods and services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. At the time of the transaction, we assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection of a fee is not reasonably assured, the revenue is recognized upon the receipt of cash, provided other revenue recognition criteria have been satisfied.

        Our practices regarding the evidence of an arrangement vary from country to country. Generally, for sales, other than those completed over the Internet, we use either a purchase order or a customer agreement as evidence of an arrangement. For sales over the Internet, we generally use a credit card authorization as evidence of an arrangement.

        Our Internet connectivity services, other Internet value-added services, and voice revenue are recognized as it is earned over the term of the customer relationship. When our services are bundled in a customer sale agreement, the aggregate fee is allocated to the elements of the arrangement based on objective evidence of fair value such as internal price lists for stand-alone products and services and competitors' prices for similar products and services. Revenue from installation, training and consulting is recognized as the related services are rendered, although such amounts have not been material. The typical service period for connectivity services is from one to two years.

        When the customer arrangement dictates that payments are made prior to service delivery, we record the advance receipt of payment as a credit to the balance sheet within the deferred revenue account. The fees we receive are non-refundable. There are no terms in the agreement with the customer that allows them to cancel or terminate the agreement and obtain refunds of the amounts advanced. As the service is provided we recognize the revenue ratably over the expected customer relationship in accordance with the revenue recognition policies described above. When a customer pays a non-refundable fee in advance and subsequently cancels service before the end of the contract term, we recognize the remaining deferred revenue as revenue with the statement of operations at the time the service is terminated.

        In accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent", revenue from hardware and third-party software sales is recognized gross upon delivery or installation of the products, depending on the terms of the arrangement, provided other revenue recognition criteria have been satisfied. Our hardware and software sales are arrangements negotiated and agreed upon directly with our customers. We do not act as an agent or a broker for the vendors nor do we receive compensation, commissions or fees from the vendors. We also maintain the freedom and discretion in selecting the appropriate vendor to support its various hardware and software arrangements.

  Estimation of valuation allowances and accrued liabilities:

        Our management must make estimates of the collectibility of our accounts receivables and the amount of our accrued telecommunications and restructuring costs. Management considers current economic trends, historical bad debts, accuracy of billing data, customer credit-worthiness and changes in customer payment patterns when analyzing specific accounts receivable balances to determine the adequacy of the allowance for doubtful accounts. At least quarterly, our management performs a detailed review of the accounts receivable balance to ensure that our consolidated allowance for doubtful accounts is sufficient to cover uncollectible amounts.

        This assessment has a material effect on the financial statements of the Company. At December 31, 2003, accounts receivables totaled $14.3 million are of allowances of $1.9 million (December 31, 2002 $13.0 million and $4.5 million respectively). Amounts released from our allowance for doubtful accounts to the statement of operations for continuing operations totaled $3.9 million for the year ended December 31, 2002, compared to a charge of $1.8 million for the year ended December 31, 2003.

        As stated above, management estimates the amount of telecommunications expense to accrue in each reporting period. We pay other network providers for transit, which allows us to transmit our customers' information to or from the Internet over their networks. We also pay other recurring telecommunications costs, including the cost of the local telephone lines our leased line customers use to reach our points of presence, or PoPs and access our services. As network providers often bill on a semi-annual or longer basis and such invoices have historically been subject to dispute when received, management must make estimates of the total amount due to each provider at the end of each reporting period based on internal documentation and historical trends. To date our estimates have not materially differed from amounts ultimately due.

  Valuation of long-lived assets and goodwill:

        On a quarterly basis, management reviews the carrying value of the investment in our operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-lived assets. In its review, management considers the following:

  •
  market and competitive factors, including trends within the telecommunications industry broadly and the market for our products and services generally and Internet access specifically, as well as general economic trends;

  •
  operating and financial trends, including significant underperformance relative to expected historical or projected operating results; and

  •
  business outlook for each operation, including changes in the expected revenues and cash flows for each of our operations, changes in our customers and the services that they require and our future plans for each business.

Long-lived assets

        The carrying amounts of acquired intangible assets (principally customer lists) and tangible long-lived assets are reviewed if facts or changes in circumstances suggest that they may be impaired. If this review indicates the carrying amounts of long-lived assets will not be recoverable, as determined based on estimated undiscounted future cash flows of the acquired assets, the carrying amounts of the long-lived assets are reduced to their estimated fair value under SFAS 144. In the first quarter of 2003, an asset impairment charge of $0.1 million was recorded in restructuring charges in respect of the fixtures and fittings of the former headquarters office in Reston. (See Note 3 to the consolidated financial statements for further information).

Goodwill

        On January 1, 2002, upon the adoption of the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," we ceased amortization of goodwill. We elected December 31 as our annual impairment review date for all reporting units.

        At December 31, 2003, upon completion of its annual review, the Company impaired $7.3 million of the goodwill related to the UK, Netherlands, Germany, Switzerland, Spain, France and the U.S. The triggering event for the impairment was revenue under-performance against forecast for 2003 of these operations and the consequential adjustment to future revenue estimates. The fair value calculated as of December 31, 2003 was based on a discounted cash flow model with appropriate market and business risk factored in. The discounted cash flow model for each reporting unit was based on forecasts for 2004 to 2006, and constant annual growth rates thereafter. As a part of the process of creating the forecasts, the Company's management was required to make estimates and assumptions that affect the amounts of future revenues, costs and cash flows.

        Upon completion of our 2002 annual review, we impaired $9.8 million of the goodwill related to our United Kingdom operation. The triggering event for the impairment was future revenue and cost estimates based on our Strategic Plan as discussed in Part I of this Form 10-K. The fair value of reporting units is calculated by management based on a discounted cash flow model with appropriate market and business risk factored in. The discounted cash flow model for each reporting unit was based on the financial forecasts relating to the Strategic Plan for a three-year period and constant annual growth rates thereafter. The process of generating our Strategic Plan required management to make estimates and assumptions that affect the amounts of future revenues, costs and cash flows.

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

        SFAS 142 also requires that goodwill be tested for impairment in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. If, for example, the Company fails to achieve the benefits it assumes will be achieved in its Strategic Plan, as reflected in the discounted cash flow model, further impairment may arise. The total goodwill balance remaining at December 31, 2002 and December 31, 2003 was $9.2 and $3.1 million, respectively. (See Note 3 to the consolidated financial statements for further information.)

RESULTS OF OPERATIONS

Year ended December 31, 2003 compared with the year ended December 31, 2002

  Foreign Currency Impact

        Foreign exchange rates can vary significantly and impact our results of operations, which are reported in U.S. dollars. As a percentage of consolidated revenues, we had operations conducting business in the following underlying currencies:

	Twelve months ended
	December 31, 2002	December 31, 2003
Euro	47%	46%
Great British pounds	36	35
Swiss Francs	11	13
U.S. Dollars	6	6

	100%	100%

        The Euro varied by approximately 22% in relation to the U.S. dollar during 2003 and by approximately 23% in 2002. The British pound varied by approximately 15% in relation to the U.S. dollar during 2003 and by approximately 14% in 2002. These exchange rate fluctuations have a significant impact on our reported results of operations, including revenue, expenses and net loss.

        The average Euro to U.S. dollar foreign exchange rate for 2003 was 20% higher than the average Euro to U.S. dollar foreign exchange rate for 2002. The average British pound to U.S. dollar foreign exchange rate for 2003 was 9% higher than the average British Pound to U.S. dollar foreign exchange rate for 2002. In the period since January 1, 2002 the dollar has declined in value as compared to the currencies in which we conduct most of our business. The effect of the weakening of the U.S. dollar is that revenues, operating costs and expenses and operating profits and losses in operations with a functional currency other than U.S. dollars translate into larger U.S. dollar amounts than would have been the case had foreign exchange rates remained unchanged.

  Revenue:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of dollars)
Revenue	66,549	68,668	3%

        Revenue for the year ended December 31, 2003 was $68.7 million as compared to $66.5 million for the year ended December 31, 2002. The average Euro to U.S. dollar foreign exchange rate and British pound to U.S. dollar foreign exchange rate for the year ended December 31, 2002 have strengthened by approximately 20% and 9% respectively when compared to the same period last year positively impacting revenues during 2003 by approximately $8.5 million. On a year over year comparison, the foreign exchange rate positive impact in 2003 largely offset the decrease in underlying revenue from 2002 to 2003, notably in Germany, the UK and France.

        German revenues, excluding the impact of foreign exchange, reflect a 35% decrease (approximately $4.4 million) from 2002 to 2003. This revenue reduction is primarily a result of actions undertaken in the fourth quarter of 2002 to eliminate certain unprofitable business in order to reduce operating losses. UK revenues, excluding the impact of foreign exchange, reflect an 8% decrease (approximately $2.2 million). This revenue reduction is primarily the result of increased competition and price erosion. French revenues, excluding the impact of foreign exchange, reflect a 19% decrease (approximately $1.8 million). This revenue reduction is primarily a result of increased competition, price erosion and fewer hardware and software sales.

        Throughout 2003, VIA has taken significant actions in implementing its 2003-2005 Strategic Plan, including replacing many of its direct sales professionals and sales managers with higher caliber professionals. We have continued to rationalize our product portfolio and are actively recruiting resellers and other value-added partners. As expected, these and other back office systems and financial services outsourcing initiatives we have undertaken through the implementation of our Strategic Plan, have had a short-term adverse effect on our revenues.

        As a result of our continuous assessment of our operating results and prospected future revenues, by the end of the fourth quarter 2003, management concluded that increased competition and price erosion would significantly impact our future ability to grow our core business of selling Internet access services, particularly through our labor-intensive sales channels. As a result, we have begun a strategic shift of our sales and channel focus toward web-hosting and Internet Security services to be sold through our new VIA Express channel. This shift is intended to increase our opportunities for profitable revenue growth.

        In prior reporting periods, we provided information on categories of revenues that we generate. Because of the systemic errors and limitations we experienced in and with our legacy billing platforms in 2001 and 2002, we are not currently able to provide an accurate breakdown of our revenues. We anticipate that when we have completed the implementation of our new billing platform, we will begin again to report certain revenue categories. The majority of our revenue is derived from Internet access services.

Operating costs and expenses

  Internet services:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Internet services	35,043	31,414	(10)%
% of Total Revenue	53%	46%

        Our Internet services operating costs are the costs we incur to carry customer traffic to and over the Internet. We lease lines that connect our PoPs, either to our own network or to other network providers. We pay other network providers for transit, which allows us to transmit our customers' information to or from the Internet over their networks. We also pay other recurring telecommunications costs and personnel costs, including the cost of the local telephone lines our customers use to reach our PoPs and access our services, and costs related to customer support and care.

        Our Internet services operating costs were $31.4 million or 46% of revenues for the year ended December 31, 2003 as compared to $35.0 million or 53% of revenues for the year ended December 31, 2002. Despite the adverse impact of the strengthening Euro to U.S. dollar foreign currency exchange rate, Internet services costs have fallen for the year ended December 31, 2003 from the year ended December 31, 2002 primarily due to the full period benefit of the renegotiation of network access costs in mid-2002 made possible by decreasing market rates for network bandwidth. Total Internet service costs for the year ended December 31, 2003 also benefited from the release of telecommunication cost accruals in respect of disputed charges and line cancellation credits in two operations in the European reporting segment of $1.8 million in December and $0.6 million in June. These credits are not expected to reoccur in future years. Management considers the likelihood that VIA will ultimately be required to pay these amounts as remote. The release in December 2003 was made upon successful resolution of a legal claim.

  Selling, general and administrative:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Selling, general & administrative costs	60,510	58,304	(4)%
% of Total Revenue	91%	85%

        Our largest selling, general and administrative (SG&A) expenses are compensation costs, the costs associated with marketing our products and services, and professional fees paid to outside consultants. Compensation costs include salaries and related benefits, commissions, bonuses and costs associated with staff reductions in the normal course of business. In many of our markets, we are required to make significant mandatory payments for government-sponsored social welfare programs and we have little control over these costs. Our marketing expenses include the costs of direct mail and other mass marketing programs, advertising, customer communications, trade show participation, web site management and other promotional costs. Other SG&A expenses include the costs of travel, rent, utilities, insurance and bad debt expense.

        We incurred SG&A expenses of $58.3 million for the year ended December 31, 2003, a 4% decrease from the $60.5 million we incurred for the year ended December 31, 2002. We achieved this cost reduction despite the adverse effect of the strengthening Euro to U.S. dollar foreign exchange rate, and the adverse change in bad debt expense between the periods. The fluctuation of foreign exchange rates has adversely impacted SG&A for the year ended December 31, 2003 over the year ended December 31, 2002 by approximately $4.7 million. The cost reduction is principally due to a decrease in compensation expense and professional fees.

        Compensation expense, which accounted for approximately 60% and 63% of total SG&A costs for the years ended December 31, 2003 and 2002 respectively, reduced by approximately 17% (excluding the effect of foreign exchange rates) from last year primarily due to the headcount reductions during 2003. In addition, SG&A expenses for the year ended December 31, 2003 included a bad debt expense of $1.8 million. SG&A expenses for the year ended December 31, 2002 were benefited by a release from our bad debt provision of $3.9 million. The release in 2002 was due to billing system and process improvements made during 2002, combined with our intensified focus on cash collection, which resulted in the collection of accounts receivable previously provided against.

        For 2004, we anticipate that our planned shift of product and channel focus to our VIA Express products and sales channel and away from our direct sales force will result in further headcount reductions and lower recurring compensation expenses, after termination costs are paid. We anticipate that the resulting cost savings will be partially offset by increased marketing expenditures associated with our shift toward the VIA Express suite of services.

        Professional fees, related to legal, audit and other consulting fees, accounted for approximately 9% and 15% of total SG&A for the years ended December 31, 2003 and 2002 respectively. The decrease from last year is primarily due to a decrease in consulting fees.

        Our SG&A expenses include the amortization of deferred compensation. In March 2002, we recorded forfeitures of unvested stock options in the amount of $1.8 million, which reduced the deferred compensation balance to zero with a corresponding adjustment to additional paid in capital. As a result, we did not record any deferred compensation expense in year ended December 31, 2003. The deferred compensation amortization for the year ended December 31, 2002 was $0.5 million.

  Impairment and restructuring charges:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Impairment and restructuring charges	10,905	11,724	8%
% of Total Revenue	16%	17%

        During 2003, management concluded that an impairment of our goodwill had occurred in our Europe and Americas segments. As a result, we recorded an impairment charge of $7.3 million related to goodwill in the United Kingdom, Netherlands, France, Germany, Spain, Switzerland and the U.S. In addition, the Company recorded a fixed asset impairment charge of $0.1 million for fixed asset fixtures and fittings that were written down to net realizable value as a result of the closure of the Reston office in March 2003. Also during 2003, the Company recorded restructuring charges related to the implementation of its strategic plan of $4.3 million. This related to severance payments at six of our European operations, at our US operation and at the corporate headquarters; the cost of vacant office space and transition implementation costs for back-office and administrative outsourcing initiatives.

        During 2002, management concluded that an impairment of our goodwill had occurred. As a result, we recorded an impairment charge of $9.8 million related to goodwill at our United Kingdom operation.

        As a part of our focus on Europe as our core-operating region, we moved our principal headquarter functions from Reston, Virginia to Europe. In conjunction with this relocation, we recorded a restructuring charge of $1.0 million during the third quarter of 2002. Additionally, during the fourth quarter of 2002 we recorded a restructuring charge of $0.1 million related to severance and other payments made at our Spanish operation. (See Note 3 to the consolidated financial statements for further information.)

  Depreciation and amortization:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Depreciation and amortization	11,077	8,107	(27)%
% of Total Revenue	17%	12%

        We recognize depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciate telecommunications equipment and computers over their useful lives, ranging from three to five years. The cost of network infrastructure, net of impairment charges, purchased under indefeasible right of use agreements, or IRUs, is being amortized over the lesser of the estimated useful life or term of the agreement, 1 to 25 years.

        Our depreciation and amortization expense was $8.1 million for the year ended December 31, 2003, down from $11.1 million for the year ended December 31, 2002. For the year ended December 31, 2003, $8.0 million related to the depreciation of fixed assets and $0.1 million related to the amortization of intangible assets. For the year ended December 31, 2002, $9.8 million or 89% of our depreciation and amortization expense was related to the depreciation of fixed assets and $1.3 million, or 11%, was related to amortization of intangible assets. The decrease in total depreciation and amortization expense is primarily due to a lower depreciable asset base due to asset impairments in 2002 and the first quarter of 2003 and to the fact that intangible assets had been fully amortized by the end of 2002.

  Interest income, net:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Interest income, net	2,094	1,087	(48)%
% of Total Revenue	3%	2%

        For the year ended December 31, 2003, we earned $1.1 million in interest income, compared to $2.1 million we earned for the year ended December 31, 2002. Interest income was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in interest income is the combined result of the decrease in the available cash for investing and the decrease in interest rates. We also incurred $15,000 of interest expense for the year ended December 31, 2003, as compared to $0.1 million of interest expense incurred in the year ended December 31, 2002. Interest expense relates to vendor financing at both the subsidiary and corporate levels.

  Other expense, net:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Other expense, net	196	574	193%
% of Total Revenue	0%	(1)%

        For the year ended December 31, 2003, we incurred other expense, net in the amount of $0.6 million related mainly to losses on equipment disposals. For the year ended December 31, 2002, we incurred other expense, net of $0.2 million, which includes a $0.3 million loss resulting from a loan made to a related party in the first quarter 2002.

  Foreign currency gains, net:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Foreign currency gains, net	13,319	16,293	22%
% of Total Revenue	20%	24%

        We recognized a $16.3 million foreign currency gain for the year ended December 31, 2003, as compared to a gain of $13.3 million for the year ended December 31, 2002. The change from period to period was primarily due to the fluctuation in the exchange rate of the Euro and British pound as compared to the U.S. dollar and its impact on the revaluation of our Euro and British Pound denominated intercompany balances held by the parent company and on our Euro denominated cash accounts. See the Foreign Currency Exchange Risks section below for more information.

        We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. To minimize our exposure to foreign currency exchange rate risk on cash balances held in 2003, VIA purchased €15.0 million worth of U.S. dollars on March 10, 2003, thus substantially reducing the balance in the Euro cash account. At December 31, 2003, the parent company maintained a Euro cash reserve of €10 million.

  Income tax benefit (expense):

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Income tax benefit (expense)	51	(165)	(424)%
% of Total Revenue	—	—

        During the year ended December 31, 2003 VIA incurred $0.2 million of tax expense principally due to withholding tax on intercompany interest paid by the Portugal operation. The effective tax rate for the Company is 0%. This is primarily caused by net operating losses for the current year and prior years arising in the U.S. and international subsidiaries.

Year ended December 31, 2002 compared with the year ended December 31, 2001

  Foreign Currency Impact

        Foreign exchange rates can vary significantly and impact our results of operations, which are reported in U.S. dollars. As a percentage of consolidated revenues we had operations conducting business in the following underlying currencies:

	Twelve months ended
	December 31, 2001	December 31, 2002
Euro	50%	47%
Great British pounds	39	36
Swiss Francs	5	11
U.S. Dollars	6	6

	100%	100%

        The Euro varied by approximately 23% in relation to the U.S. dollar during 2002 and by approximately 15% in 2001. The British pound varied by approximately 14% in relation to the U.S. dollar during 2002 and by approximately 10% in 2001.These exchange rate fluctuations have a significant impact on our results of operations, including revenue, expenses and net loss.

        The average Euro to U.S. dollar foreign exchange rate for 2002 was 6% higher than the average Euro to U.S. dollar foreign exchange rate for 2001. The average British pound to U.S. dollar foreign exchange rate for 2002 was 4% higher than the average British Pound to U.S. dollar foreign exchange rate for 2001. In the period since January 1, 2001 the dollar has declined in value as compared to the currencies in which we conduct most of our business. The effect of the weakening of the U.S. dollar is that revenues, operating costs and expenses and operating profits and losses in operations with a functional currency other than U.S. dollars translate into larger U.S. dollar amounts than would have been the case had foreign exchange rates remained unchanged.

  Revenue:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of dollars)
Revenue	66,115	66,549	1%

        Revenue for the year ended December 31, 2002 was $66.5 million as compared to $66.1 million for the year ended December 31, 2001. The weakening of the U.S. dollar exchange rates noted above has positively impacted revenues during 2002. This had been largely offset by a decrease in the underlying revenue for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Increases in revenue in the Swiss and Portuguese operations were offset by decreases in revenue in the German and French operations.

        Swiss revenues, excluding the impact of foreign exchange, increased by approximately 93% over 2001 levels as a result of a customer list purchased during the second quarter of 2002. German revenues, excluding the impact of foreign exchange, reflected a 20% decrease (approximately $3.0 million) over the same period. This revenue reduction was primarily a result of actions undertaken in the fourth quarter of 2002 to eliminate certain unprofitable business in order to reduce operating losses. French revenues, excluding the impact of foreign exchange, reflected a 25% decrease (approximately $3.0 million) year over year. This revenue reduction was primarily a result of increased competition and price erosion.

Operating costs and expenses

  Internet services:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Internet services	35,562	35,043	(1)%
% of Total Revenue	54%	53%

        Our Internet services operating costs were $35.0 million or 53% of revenues for the year ended December 31, 2002 as compared to $35.6 million or 54% of revenues for the year ended December 31, 2001. Despite the adverse impact of the strengthening Euro and British pounds to U.S. dollar foreign currency exchange rates, Internet services costs fell for the year ended December 31, 2002 from the year ended December 31, 2001 primarily due to the benefit of the renegotiation of network access costs in mid-2002.

  Selling, general and administrative:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Selling, general & administrative costs	81,181	60,510	(25)%
% of Total Revenue	123%	91%

        We incurred SG&A expenses of $60.5 million for the year ended December 31, 2002, a 25% decrease from the $81.2 million we incurred for the year ended December 31, 2001. This decrease in SG&A costs was achieved despite the adverse impact of the weakening of the U.S. dollar noted in the Revenue section above and was tied directly to our cost cutting measures, which included meaningful headcount reductions, substantial marketing and advertising budget reductions and tighter controls on costs across the Company.

        Compensation expense, which accounted for approximately 63% and 51% of total SG&A costs for the years ended December 31, 2002 and 2001 respectively, reduced by approximately 7% (excluding the effect of foreign exchange rates) from 2001 to 2002 due to headcount reductions from 589 at December 31, 2001 to 526 at December 31, 2002.

        In conjunction with our cost cutting measures, marketing and sales expenses decreased 55% from $5.1 million for the year ended December 31, 2001 to $2.3 million for the year ended December 31, 2002. Included in this total of $2.3 million was approximately $325,000 related to a customer list purchased at our Switzerland operation during 2002. As there was a high degree of uncertainty regarding the future recoverability of the asset, the entire purchase price was expensed in the period incurred.

        Professional fees decreased from $11.2 million in 2001 to $9.5 million in 2002. The costs in 2001 were primarily due to the implementation of new financial systems and our development of an integrated billing, provisioning and back office system, or the Integrated Platform. As part of cost-cutting measures, we suspended the development and deployment of the Integrated Platform during the first quarter of 2002. The costs in 2002 were primarily due to accounting fees and fees charged by outside vendors in connection with data validation projects.

        As a result of the issues arising from the legacy billing systems and business processes, substantial reserves had been previously recorded against the carrying value of receivables. In 2001, bad debt expense was $6.2 million. The billing system and process improvements made during 2002, combined with our intensified focus on cash collection, resulted in the collection of accounts receivable previously provided against. The result was that, our bad debt expense in 2002, was actually a benefit of $3.9 million.

        Our SG&A expenses include the amortization of deferred compensation. In March 2002, we recorded forfeitures of unvested stock options in the amount of $1.8 million, which reduced the deferred compensation balance to zero with a corresponding adjustment to additional paid in capital. As a result, we did not record any deferred compensation expense for the second, third and fourth quarters of 2002. The deferred compensation amortization for the twelve months ended December 31, 2002 was $0.5 million. The deferred compensation expense recorded in 2001 was $3.0 million.

  Impairment and restructuring charges:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Impairment and restructuring charges	90,557	10,905	88%
% of Total Revenue	137%	16%

        During 2002, management concluded that an impairment of our long-lived assets and goodwill had occurred. As a result, we recorded an impairment charge of $9.8 million related to goodwill and other acquired intangible assets at our United Kingdom operation.

        During the second quarter of 2001, management concluded that an impairment of goodwill had occurred. As a result, we recorded goodwill impairment charges of $16.6 million related to operations in our Americas and European regions. The goodwill impairment charges for these regions were $16.1 million and $0.5 million, respectively. Additionally, during the fourth quarter of 2001, management concluded that an impairment of our long-lived assets had occurred. As a result, $56.5 million of goodwill and other acquired intangible assets and $12.8 million of fixed assets were recorded as impairment charges as of December 31, 2001. The goodwill and other acquired intangible assets impairment charges for Europe and the Americas was $51.7 million and $4.8 million, respectively. The fixed asset impairment for the corporate and regional IRU companies, and Europe was $9.1 million and $3.6 million, respectively.

        As a result of our ongoing strategic and operational review, we suspended the development and deployment of our Integrated Platform during the first quarter of 2002. For the year ended December 31, 2001, we recorded an impairment charge of $4.7 million to write-off costs capitalized during the development of the Integrated Platform.

        As a part of our focus on Europe as our core-operating region, we began a move of our principal headquarter functions from Reston, Virginia to Europe during the second half of 2002. In conjunction with this relocation, we recorded a restructuring charge of $1.0 million during the third quarter of 2002. Additionally, during the fourth quarter of 2002 we recorded a restructuring charge of $0.1 million related to severance and other payments made at our Spanish operation. (See Note 3 to the consolidated financial statements for further information.) There were no similar charges recorded in 2001.

  Depreciation and amortization:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Depreciation and amortization	42,956	11,077	(74)%
% of Total Revenue	65%	17%

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

        Our depreciation and amortization expense was $11.1 million for the year ended December 31, 2002, down from $43.0 million for the year ended December 31, 2001. For the 2002 period, $1.3 million, or 11%, of our depreciation and amortization expense was related to the amortization of intangible assets and $9.8 million, or 89% was related to the depreciation of fixed assets. For the 2001 period, $30.1 million, or 70%, of our depreciation and amortization expense was related to the amortization of acquisition goodwill and other intangible assets and $12.9 million, or 30% was related to the depreciation of fixed assets. The decrease in depreciation of fixed assets was related to the asset impairment, which was recorded in the fourth quarter of 2001. These impairment charges reduced the balance of fixed assets by $17.4 million.

  Interest income, net:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Interest income, net	6,934	2,094	(70)%
% of Total Revenue	10%	3%

        For the year ended December 31, 2002, we earned $2.2 million in interest income, compared to $7.2 million we earned for the year ended December 31, 2001. Interest income was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in the interest income is the combined result of the decrease in the available cash for investing and the decrease in the interest rates. We also incurred $0.1 million of interest expense for the year ended December 31, 2002, as compared to $0.3 million of interest expense incurred in the year ended December 31, 2001. Interest expense relates to vendor financing at both the subsidiary and corporate levels.

  Other income (expense), net:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Other income (expense), net	1,524	(196)	(113)%
% of Total Revenue	2%	0%

        For the year ended December 31, 2002, we incurred other expense, net in the amount of ($0.2) million. Other expense, net includes a $0.3 million loss resulting from a loan made to a related party in the first quarter 2002. For the year ended December 31, 2001, we earned other income, net of $1.5 million.

  Foreign currency (losses) gains, net:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Foreign currency (losses) gains, net	(5,661)	13,319	(335)%
% of Total Revenue	9%	20%

        We recognized a $13.3 million foreign currency gain for the year ended December 31, 2002, as compared to a loss of $5.7 million for the year ended December 31, 2001. The change from period to period was primarily due to the fluctuation in the exchange rate of the Euro and British pound as compared to the U.S. dollar and its impact on the revaluation of our Euro and British Pound denominated intercompany balances held by the parent company and on our Euro denominated cash accounts. We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. See the Foreign Currency Exchange Risks section below for more information.

  Income tax benefit:

	Twelve months ended
	December 31, 2001	December 31, 2002	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Income tax benefit	292	51	(83)%
% of Total Revenue	0%	0%

        While we incurred consolidated operating losses from inception through December 31, 2002, we recorded a benefit for income taxes of approximately $0.1 million largely as a result of income tax refunds received in 2002 based on net operating loss carrybacks related to our wholly-owned subsidiary, VIA NET.WORKS U.S.A., Inc. (a.k.a. Interactive Multimedia Corporation) for the year ended December 31, 2002. Prior to its acquisition by VIA NET.WORKS Inc. in August 2000, VIA NET.WORKS USA Inc. generated taxable income, which was offset by losses carried back from the 2001 tax year. At the end of 2001, we anticipated a federal refund of approximately $0.3 million. In addition to the federal refund, we were also able to offset losses with a state carryback loss claim that resulted in state refunds in 2002. Additionally, there is a small amount of foreign income tax benefit, as well as a deferred tax benefit related to the change from a net deferred tax liability to zero.

Quarterly Results of Operations

        The information below has been derived from our unaudited consolidated financial statements. In the opinion of our management, our unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements, which appear elsewhere on this Form 10-K, and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary to fairly present this information. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period. Prior period amounts have been adjusted for the effects of discontinued operations and therefore differ from those previously reported.

	For the three months ended
	Mar 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(in thousands of U.S. Dollars) (unaudited)
Revenue	$14,329	$16,382	$18,142	$17,696	$17,766	$16,612	$16,586	$17,704
Operating costs and expenses	29,213	27,438	24,853	25,126	25,266	25,341	24,486	22,732
Impairment and restructuring charges(1)	—	—	1,027	9,878	867	1,415	1,458	7,984

Total operating costs and expenses	29,213	27,438	25,880	35,004	26,133	26,756	25,944	30,716

Operating loss from continuing operations(2)	$(14,884)	$(11,056)	$(7,738)	$(17,308)	$(8,367)	$(10,144)	$(9,358)	$(13,012)

Net income (loss) from continuing operations	$(16,750)	$1,998	$(10,204)	$(10,762)	$(5,442)	$(5,242)	$(7,714)	$(5,841)

Basic and diluted income (loss) per share	$(0.28)	$0.03	$(0.17)	$(0.18)	$(0.09)	$(0.09)	$(0.13)	$(0.10)

(1)
Refer to Note 3 to the consolidated financial statements for impairment and restructuring charges taken

(2)
Refer to Note 2 to the consolidated financial statements for a discussion of discontinued operations

  Liquidity and Capital Resources

  Liquidity

        VIA began 2003 with $97.8 million in cash and cash equivalents and $0.9 million in restricted cash. We had negative cash flow of $32.0 million for the year ended December 31, 2003, leaving us with $65.8 million in cash and cash equivalents and $1.4 million in restricted cash at December 31, 2003. Our negative cash flow for 2003 improved by $8.0 million over our negative cash flow for 2002 of $40.0 million. During 2003, we stated our expectations that we would reach the point of positive cash flows from operating activities and from investing activities during 2004. As a result of greater than anticipated impacts on our revenue resulting from the disruptions caused by our Strategic Plan activities, price erosion and increased competition, we have reset our expectations and now anticipate that we will not reach the point of positive cash flows until at least mid-2005, which is dependent upon the achievement of new and incremental revenues, which we anticipate generating from our new sales and product strategy.

        We believe that our available cash will be sufficient to fund our expenditures under our strategic business plans and our working capital and capital expenditure requirements until we achieve positive net cash flows at which time we believe we expect to still have adequate cash reserves remaining to support our working capital and capital expenditure requirements, even as we pursue our acquisition strategy discussed below. Our expectations for reaching the point of generating positive cash flows in our business is dependant on our successful implementation of our Strategic Plan and the business focus shift described above under PART I BUSINESS. There can be no assurances we will be successful in these efforts. If, contrary to management's expectations, we use all our available cash before reaching the point of positive cash flows, or if we reach such point without sufficient cash reserves remaining, we may not be able to continue our operations unless we obtain other financing. In their current state, the capital markets do not present a viable source of funds to us. We expect our capital requirements for 2004 to total approximately $8 million primarily to fund growth in revenues. Capital requirements beyond 2004 will be related to supporting revenue growth.

        In order for us to achieve consolidated positive cash flow, our business plan calls for substantial growth in revenues while continuing to control the costs associated with that revenue. Our estimates of the cash flows generated by the revenue growth and the capital resources needed and available to generate such growth could change, and such change could differ materially from the estimates used to evaluate our ability to realize our plans. If operations do not generate sufficient cash flow, to continue operating we will need to find other financing mechanisms, which may not be available to us.

        The execution of the Strategic Plan in 2003 has increased capital expenditures from 2002 levels, and also resulted in cash expenditures for restructuring and other non-recurring costs. Whilst we have increased our cash expenditures in the short term for these restructuring and other non-recurring costs, we anticipate that this will result in less cash being spent to fund operating losses going forward.

        In April 2003, VIA announced the restarting of its previously authorized stock repurchase plan to acquire up to $10 million worth of VIA stock. In the second quarter of 2003, VIA purchased 823,593 shares of its common stock at a total cost of $0.8 million. In the third and fourth quarters of 2003, no shares were repurchased. This plan can be suspended by VIA at any time.

        As contemplated under our Strategic Plan (refer to ITEM 1: BUSINESS under subheading Identify appropriate targets for acquisition opportunities and heading Our Strategy), we are pursuing the identification of potential partners and strategic acquisitions. If we are successful in these endeavors, we may use a portion of our cash balances to finance all or a portion of these potential transactions. We also intend to seek to utilize the value of our share capital as consideration for any investment. In connection with this acquisition strategy, in January 2004, we acquired the Amen Group of companies. In connection with this acquisition, we spent $7.4 million cash and issued common stock having a total value of approximately $1.2 million. We estimate that Amen will contribute positive cash flow in 2004 of approximately $2 million.

        During the second quarter of 2004, we expect to receive an inflow of cash in the amount of approximately $6 million. This amount represents proceeds due to our U.K. operation arising out of the settlement of a litigated contractual dispute. (Refer to Note 16 Subsequent Events, to the consolidated financial statements.)

        Cash used in operating activities was $25.3 million for the year ended December 31, 2003 and $23.8 million for the year ended December 31, 2002. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities,these losses include some significant non-cash items such as depreciation, amortization, provision for doubtful accounts receivable, impairment and unrealized foreign currency transaction gains.

        Cash used in investing activities was $6.4 million for the year ended December 31, 2003 and $3.9 million for the same period in 2002. For both periods, we used cash to primarily purchase tangible fixed assets and Swiss customer lists. At the end of September 2003, our Swiss subsidiary acquired a customer list from a Swiss web-design and hosting company for cash in the amount of $0.8 million.

        Cash used in financing activities was $0.4 million for year ended December 31, 2003 and $1.6 million for the year ended December 31, 2002. For the year ended December 31, 2003, cash was used primarily to purchase treasury stock and in 2002, cash was used primarily to repay capital lease obligations.

  Payment Obligations and Contingencies

        We lease office space, equipment and vehicles under non-cancelable operating leases. The following summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods: (in thousands of U.S. dollars):

USD in thousands Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases (including operations and maintenance payments under IRU agreements)	$18,350	$4,592	$5,789	$3,955	$4,014
Purchase commitment obligations	19,424	5,018	8,658	2,874	2,874

Total	$37,774	$9,610	$14,447	$6,829	$6,888

(1)
This table does not include accounts payable of $10.0 million and taxes payable, accrued expenses and other current liabilities of $10.8 million and $0.5 million long-term payable, which are recorded on our December 31, 2003 consolidated balance sheet. In addition, this table does not include estimated future capital expenditures that are not yet contracted for.

        The operating leases and purchase commitment obligations are off-balance sheet commitments. The purchase commitment obligations relate to our outsourcing agreements for network management, billing and back-office transaction processing and committed spend for leased lines from other network providers. Our working capital position at December 31, 2003 is $43.8 million of which $13.3 million relates to deferred revenue and will therefore not impact future cash outflows.

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

        The foregoing statements regarding our liquidity and possible need for additional capital resources are forward-looking statements based on our current expectations, which involve certain risks and uncertainties. Actual results and the timing of these events could differ materially from these forward-looking statements depending upon certain factors that we cannot predict, including the nature, size and timing of future acquisitions and dispositions, if any, our future net income and our success in executing our Strategic Plan as well as other factors discussed in RISK FACTORS included in this Form 10-K.

Recent Issued Accounting Pronouncements Not Yet Adopted

  •
  Statement of Financial Accounting Standards No. 132 (Revised 2003), "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132R") requires an entity to make additional disclosures about pensions and other postretirement benefits. These disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost. SFAS 132R is effective for plans beginning with fiscal years ending after December 15, 2003. SFAS 132R is effective for interim reporting period disclosures beginning after December 15, 2003 and after the provisions of this statement are adopted. This statement will have no impact on the Company as the Company has no defined benefit pension plan.

  •
  In May 2003, Emerging Issues Task Force ("EITF") reached a consensus on EITF 01-8 "Determining Whether an Arrangement Contains a Lease", relating to new requirements on identifying leases contained in contracts or other arrangements that sell or purchase products or services. The evaluation of whether an arrangement contains a lease within the scope of SFAS No. 13 "Accounting for Leases", should be based on the evaluation of whether an arrangement conveys the right to use property, plant and equipment. This consensus is effective prospectively for contracts entered into or significantly modified after January 1, 2004. The Company does not expect any material impact on its results of operations, financial position and cash flows.

  •
  In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R" or the "Interpretation"). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

    Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the Interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The Company does not anticipate that the adoption of FIN 46R will have a material impact on its financial position, cash flows and results of operations.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion relates to our exposure to market risk, related to changes in interest rates and changes in foreign exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially due to a number of factors, as set forth in the RISK FACTORS section in Item 1 of this Form 10-K.

Interest Rate Risks

        VIA has exposure to changes in interest rates. At December 31, 2002 and 2003, VIA's financial instruments consisted of short-term investments and fixed rate debt related to acquisitions and network purchases. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At December 31, 2002 and 2003 all of our investments were due to mature within three months and the carrying value of such investments approximates fair value. The majority of our debt obligations had fixed rates of interest and was due within one year of the balance sheet date.

Foreign Currency Exchange Risks

        VIA is an international company that at the end of December 2003 had operations in eight countries. Only one operation and the parent company have a functional currency of U.S. dollars. Having operations in foreign currencies exposes VIA to foreign currency exchange risks.

        There are principally two types of foreign exchange risk: transaction risks and translation risks. Transaction risks may impact the results of operations and translation risks may impact comprehensive income. These are discussed more fully below.

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

        Our local operations transact business in their local currencies. They do not have significant assets, liabilities or other accounts denominated in currencies other than their local currency, and therefore are not subject to significant exchange rate risk with respect to their normal operations. Foreign currency exchange fluctuations currently have little or no impact on the price of our products and our competitiveness in various markets primarily for two reasons. First, the Company's revenue stream is solely derived from the local operating subsidiaries. These subsidiaries transact with customers in the same country and the supporting agreements are denominated in the same local currency. There are no significant cross border customers served by VIA. Second, the local operating subsidiaries cost base is almost entirely denominated in the local functional currency. The majority of underlying agreements with backbone and bandwidth suppliers, and salary costs, which comprise the majority of our expenses, are also denominated in the same currency as the local revenue stream.

        The parent company's foreign exchange transaction risk is primarily derived from the revaluation of current assets and liabilities that are denominated in a currency other than U.S. dollars. These are comprised principally of Euro cash balances held to meet the working capital requirements of the five local operating subsidiaries with a Euro functional currency and inter-company balances denominated in the local operating subsidiaries' functional currency (Great British Pounds, Swiss Francs and Euros).

        When required the parent company funds the local operating subsidiaries in their functional currency supported with a corresponding intercompany receivable denominated in the local operating subsidiary's functional currency. In addition, inter-company charges between the parent company and the local operating subsidiaries are transacted in the functional currency of the operating entity. Thus, the parent company's intercompany balances are held in the operating subsidiaries local functional currency and consequently are revalued on a monthly basis. The resultant foreign exchange gain or loss is reflected in the consolidated statements of operations as "Foreign currency gains (losses), net."

        The parent company's cash balances consist of Euros and U.S. dollars. The Euro bank account is revalued each month and the resultant gain or loss is reflected in the consolidated statements of operations as "Foreign currency gains/(losses), net." This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. For example, at December 31, 2002, a 10% increase or decrease in the level of the Euro exchange rate against the dollar with all other variables held constant would have resulted in a realized gain or loss of $8.0 million. As of December 31, 2003, a 10% increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of $9.0 million. The change in exposure from year to year is related to the change in the balance of the Euro cash and intercompany accounts. To minimize the Company's exposure to foreign currency exchange rate risk in 2003, VIA purchased €15.0 million worth of U.S. dollars on March 10, 2003, thus substantially reducing the balance in the Euro cash account. The Company continues to hold approximately €14.5 million in the Euro cash account and remains exposed to changes in the foreign currency rate. However, such rate fluctuations should have a smaller impact as the balance has been reduced.

        The fluctuation in the exchange rates resulted in foreign currency gains reflected in the consolidated statements of operations as "Foreign currency (losses) gains, net" of $13.3 million and $16.3 million for the years ended December 31, 2002 and December 31, 2003, respectively.

Translation risks

        The financial statements of the Company's local operating subsidiaries with a functional currency other than U.S. dollars are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue and expenses are translated at the period's average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders' equity.

        The fluctuation in the exchange rates resulted in a foreign currency loss reflected as a component of accumulated other comprehensive loss in stockholders' equity, net of $9.2 million and $11.6 million for years ended December 31, 2002 and December 31, 2003, respectively.

        Exchange rates can vary significantly. The Euro high and low rates varied by approximately 22% in relation to the U.S. dollar during the year ended December 31, 2003. The British pound high and low rates varied by approximately 15% in relation to the U.S. dollar during the year ended December 31, 2003. This variation affects the average exchange rates used to translate the income statements of our operating companies whose functional currency is not U.S. dollars. At December 31, 2003, the Euro to U.S. dollar exchange rate was approximately 20% above where it was at the beginning of the year and the British pound to U.S. dollar exchange rate was approximately 9% above where it was at the beginning of the year. This variation affects the ending exchange rates used to translate amounts on the balance sheet of our operating companies whose functional currency is not U.S. dollars. Future changes in the value of the Euro and GBP could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

Hedging against foreign exchange risks

        For the year ended December 31,2003 we did not actively manage our exposure to foreign currency translation risks that affect our reported results, which result in no cash impact unless the operation is sold. We have in the past considered insurance and financial risk products to manage this risk, but determined such products to be prohibitively expensive. We currently have no hedging arrangements or derivatives in place to address this form of translation risk.

        The parent company maintains a Euro cash balance to meet the working capital requirements of the five local operating subsidiaries with a Euro functional currency. The parent company maintains its remaining cash resources in U.S. dollars. Subsequent to December 31, 2003, we invested $6.0 million in dual currency deposits. With these deposits, we have the option to buy Euros at a fixed exchange rate of 1.1675 U.S. dollars to Euro on maturity. The deposits mature in equal installments on March 30, April 30 and May 28, 2004, and bear interest at rates between 1.72% and 2.55%.

        In the future, we may enter into derivative financial instruments to manage our foreign currency exchange risk based on materiality of any USD transactions.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Consolidated Financial Statements on page F-1

        All financial statement schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On September 20, 2002, we dismissed PricewaterhouseCoopers LLP as our independent public accountants. Our Audit Committee, with the full authority of the Board of Directors, participated in and approved the decision to change independent accountants. Effective September 26, 2002, the Audit Committee engaged Deloitte & Touche to serve as our independent auditors for the remainder of 2002 and to conduct the audit of our consolidated financial statements for the year ending December 31, 2002. On August 1, 2003, the Company's auditor Deloitte & Touche transferred its business to a limited liability partnership and the Board of Directors approved the extension of the auditor appointment to Deloitte & Touche LLP. For additional information refer to our report on Form 8-K submitted on September 26, 2002. Further information regarding our change in independent public accountants is incorporated into this annual report on Form 10-K by reference to the information under the caption "Independent Accountants and Fees Paid" in our proxy statement for the 2004 Annual Meeting of Stockholders, to be held on April 27, 2004.

ITEM 9A    CONTROLS AND PROCEDURES

        Our management and the Audit Committee of the board of directors has engaged in regular evaluations of our internal controls, as well as the processes we maintain to ensure that all material information relating to us and our subsidiaries is recorded, processed, summarized, evaluated and reported within the time periods specified by rules established by the Securities and Exchange Commission. These latter processes are known as Disclosure Controls and Procedures. Disclosure Controls and Procedures are also designed to ensure that all such information is communicated to our management, including our CEO and Interim CFO, in such a manner as to allow timely decisions to be made regarding required disclosures.

        We have evaluated, with the oversight of our CEO and Interim CFO, the effectiveness of our Disclosure Controls and Procedures as of December 31, 2003. In designing and evaluating the Disclosure Controls and Procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures. In addition, we recognize that Disclosure Controls and Procedures by their nature can provide only reasonable assurance that our information flow objectives are met. As disclosed in previous periodic filings during 2001, material weaknesses in the internal control environment were identified. Management implemented a series of mitigating controls and procedures that fully addressed these material weaknesses in 2002. These procedures currently include additional and enhanced manual processes, procedures and controls including expanded analytical procedures and increased frequency and breadth of management inquiries. As of December 31, 2003 our CEO and Interim CFO have concluded that our Disclosure Controls and Procedures are effective in all material respects.

        During the twelve months ended December 31, 2003, there have been no significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to work to improve our internal controls and Disclosure Controls and Procedures. Specifically, as previously disclosed we are continuing to perform a phased implementation to standardize processes and outsource back office functions that includes system automation and technology-enabled improvements associated with the general ledger accounting, accounts payable, accounts receivable, provisioning and billing administration, credit and collections and customer operations. This phased implementation is progressing well and should be completed within the first quarter of 2004.

        We believe that our current controls and procedures enable us to present our financial results fairly in all material respects, as required by U.S. generally accepted accounting principles.

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our Directors and Executive Officers is incorporated into this annual report on Form 10-K by reference to the information under the captions "Election of Directors—Proposal 1," and "Executive Officers" in our proxy statement for the 2004 Annual Meeting of Stockholders, to be held on April 27, 2004.

  Section 16(a) Beneficial Ownership Reporting Compliance:

        Information regarding Section 16(a) reporting compliance is incorporated into this annual report on Form 10-K by reference to the information under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2004 Annual Meeting of Stockholders, to be held on April 27, 2004.

        Information regarding our code of ethics is incorporated into this annual report on Form 10-K by reference to the information under the caption "Corporate Governance" in our proxy statement for the 2004 Annual Meeting of Stockholders, to be held on April 27, 2004. The code of ethics is also published on our website located at http://www.vianetworks.com under the Investor Relations Governance pages.

  Audit Committee Financial Expert:

        Information regarding our audit committee financial expert is incorporated into this annual report on Form 10-K by reference to the information under the caption "Board Committees" in our proxy statement for the 2004 Annual Meeting of Stockholders, to be held on April 27, 2004.

ITEM 11    EXECUTIVE COMPENSATION

        Information regarding executive compensation is incorporated into this annual report on Form 10-K by reference to the information under the captions "Report of Compensation Committee" and "Executive Compensation" in our proxy statement for the 2004 Annual Meeting of Stockholders, to be held on April 27, 2004.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
RELATED STOCKHOLDER MATTERS

        Information regarding our equity compensation plans as of December 31, 2003 is incorporated into this annual report on Form 10-K by reference to our proxy statement for the 2004 Annual Meeting of Stockholders, to be held on April 27, 2004.

        Information regarding the ownership of our stock by certain beneficial owners and management is incorporated into this annual report on Form 10-K by reference to the information under the caption "Ownership of Securities" in our proxy statement for the 2004 Annual Meeting of Stockholders, to be held on April 27, 2004.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions is incorporated into this annual report on Form 10-K by reference to the information under the captions "Compensation Committee Interlocks and Insider Participation" in our proxy statement for the 2004 Annual Meeting of Stockholders, to be held on April 27, 2004.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information regarding principal accounting fees and services is incorporated into this annual report on Form 10-K by reference to the information under the caption "Independent Accountants" in our proxy statement for the 2004 Annual Meeting of Stockholders, to be held on April 27, 2004.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.
Documents filed as a part of this report.

1.
FINANCIAL STATEMENTS

    See Index to Consolidated Financial Statements on page F-1, which is incorporated herein by reference.

  2.
  EXHIBITS

    See Index to Exhibits on page E-1, which is incorporated herein by reference.

b.
Reports on Form 8-K.

        VIA filed one report on Form 8-K during the three months ended December 31, 2003. On November 10, 2003, VIA submitted a Form 8-K announcing our financial results for the quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIA NET.WORKS, INC.
Date: March 29, 2004	By:	/s/ RHETT S. WILLIAMS Rhett S. Williams Chief Executive Officer and Director

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VIA NET.WORKS, Inc. and in the capacities indicated as of March 26, 2003.

/s/ RHETT S. WILLIAMS Rhett S. Williams	Chief Executive Officer (Principal Executive Officer) and Director
/s/ MATTHEW GOUGH Matthew Gough	Interim Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ MICHAEL MCTIGHE Michael McTighe	Chairman of the Board of Directors
/s/ JOHN STEELE John Steele	Director
/s/ ERIK M. TORGERSON Erik M. Torgerson	Director
/s/ KAREN SLATFORD Karen Slatford	Director
/s/ MALCOLM BELL Malcolm Bell	Director
/s/ JAN GESMAN-LARSEN Jan Gesman-Larsen	Director

EXHIBIT INDEX

Exhibit
3.1	Amended and Restated Certificate of Incorporation of VIA NET.WORKS, Inc. (1)
3.2	Amended and Restated Bylaws of the VIA NET.WORKS, Inc. (2)
10.1*	Amended and Restated 1998 Stock Option and Restricted Stock Plan (2)
10.2*	Form of 1998 Stock Option and Restricted Stock Plan Incentive Stock Option Agreement for Executive employee (4)
10.3*	Form of 1998 Stock Option and Restricted Stock Plan Incentive Stock Option Agreement for non-executive employee (4)
10.4*	Key Employee Equity Plan, as amended (5)
10.5*	Amendment No. 2 to Key Employee Equity Plan (2)
10.6	Form of Purchase Agreement by and between VIA and its preferred stockholders (3)
10.7**	Indefeasible Right of Use Agreement in Inland Capacity (United Kingdom), dated as of June 21, 1999, by and between GT U.K. Ltd. and VIA NET.WORKS Europe Holding B.V. (5)
10.8**	Indefeasible Right of Use Agreement in Inland Capacity (United States), dated as of June 21, 1999, by and between GT Landing Corp. and VIA NET.WORKS Europe Holding B.V. (5)
10.9**	Capacity Purchase Agreement, dated as of June 21, 1999, by and between Atlantic Crossing Ltd. And VIA NET.WORKS Europe Holding B.V. (5)
10.10**	Customer Agreement for an IRU Capacity, dated as of July 21, 1999, by and between iaxis Limited and VIA NET.WORKS, Europe Holding B.V. (5)
10.11**	Software License and Support Agreement by and between Portal Software, Inc. and VIA Net Works, U.K. Limited, dated as of October 29, 1999 (5)
10.12	Distribution and Revenue Sharing Agreement, dated as of June 30, 1999, by and between Trellix Corporation and VIA NET.WORKS, Inc. (5)
10.13	Amended and Restated Stockholders Agreement by and among VIA NET.WORKS, Inc. and the additional parties named therein, dated as of April 20, 1999 (5)
10.14	Registration Rights Agreement by and among VIA NET.WORKS, Inc. and the stockholders named therein (4)
10.15	Transit Service Agreement, dated as of August 1, 1999, between Verio Inc. and VIA NET.WORKS, Inc. (5)
10.16*	Employee Letter Agreement between VIA and Antonio Tavares (4)
10.17*	Employee Confidentiality Agreement between VIA and Antonio Tavares (4)
10.18*	Retention Agreement by and between Dialdata and Antonio Tavares (4)
10.19*	Termination Agreement by and between Dialdata and Antonio Tavares (4)
10.20*	Form of Indemnification Agreement by and between VIA and its officers and directors (2)
10.21*	Compromise Agreement dated November 19, 2001 between VIA NET.WORKS, Inc. et al and Peter Shephard (6)
10.22*	Employment Separation Agreement and Mutual Release between VIA NET.WORKS, Inc. and David M. D'Ottavio (6)
10.23*	Letter Agreement dated January 18, 2002 between VIA NET.WORKS, Inc. and Karl Maier (6)
10.24*	Employment Separation Agreement and Mutual Release between VIA NET.WORKS, Inc. and Michael J. Simmons (6)
10.25*	Employment Separation Agreement and Mutual Release between VIA NET.WORKS, Inc. and Catherine A. Graham (6)

10.26*	Employment Agreement dated April 24, 2002 between VIA NET.WORKS, Inc. and Matt S. Nydell (7)
10.27*	Employment Agreement dated April 24, 2002 between VIA NET.WORKS, Inc. and Karl Maier (7)
10.28*	Employment Agreement dated March 28, 2002 between VIA NET.WORKS, Inc. and Ben Buttolph (8)
10.29*	Employment Agreement dated October 30, 2002 between VIA NET.WORKS, Inc. and Rhett S. Williams (8)
10.30*	Employment Agreement dated January 7, 2003 between VIA NET.WORKS, Inc. and Fraser Park (8)
10.31*	Separation and Release Agreement dated February 21, 2003 between VIA NET.WORKS, Inc. and Karl Maier (8)
10.32*	Consultant Agreement dated September 12, 2002 between VIA NET.WORKS, Inc. and Mike McTighe (8)
10.33**	Master Services Agreement between Dimension Data Network Services Limited and VIA NET.WORKS Europe Holding B.V. effective as of May 13, 2003
10.34**	Software License Agreement between Inovaware Corporation and VIA NET.WORKS, Inc. effective as of May 14, 2003 (9)
10.35**	Master Services Agreement between Accenture and VIA NET.WORKS, Inc. effective as of July 30, 2003 (10)
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Written Statement of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)
Incorporated by reference to VIA's annual report on Form 10-K for the period ended December 31, 2001.

(7)
Incorporated by reference to VIA's quarterly report on Form 10-Q for the period ended June 30, 2002.

(8)
Incorporated by reference to VIA's annual report on Form 10-K for the period ended December 31, 2002.

(9)
Incorporated by reference to VIA's quarterly report on Form 10-Q for the period ended June 30, 2003.

(10)
Incorporated by reference to VIA's quarterly report on Form 10-Q for the period ended September 30, 2003.

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
Schiphol, The Netherlands

        We have audited the accompanying consolidated balance sheets of VIA NET.WORKS, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statement of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of VIA's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of VIA NET.WORKS, Inc. and subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP London, United Kingdom March 29, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of VIA NET.WORKS, Inc.:

        In our opinion, the accompanying consolidated statements of operations, of stockholders' equity and of cash flows for the year ended December 31, 2001 present fairly, in all material respects, the results of operations and cash flows of VIA NET.WORKS, Inc. and its subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of VIA NET.WORKS, Inc. as of or for any period subsequent to December 31, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
March 28, 2002

VIA NET.WORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2002	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$97,813	$65,803
Restricted cash	895	1,391
Trade and other accounts receivable, net of allowance of $4,529 and $1,911 respectively	13,037	14,295
Other current assets	3,900	4,542

Total current assets	115,645	86,031
Property and equipment, net	13,696	12,003
Goodwill	9,189	3,111
Intangible assets, net	—	731
Other non-current assets	762	884
Deferred tax asset	3,387	7,928
Assets of businesses transferred under contractual arrangement (Note 2)	3,142	—

Total assets	$145,821	$110,688

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,897	$10,021
VAT and other taxes payable	922	1,303
Current portion of capital lease obligations and long-term payables	63	173
Deferred revenue	13,516	13,264
Accrued expenses	9,922	7,659
Deferred tax liability	3,387	7,928
Other current liabilities	2,092	1,848

Total current liabilities	37,799	42,196
Capital lease obligations and long-term payables, less current portion	46	328
Liabilities of businesses transferred under contractual arrangement (Note 2)	3,396	—

Total liabilities	41,241	42,524

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 132,500,000 shares authorized; 60,844,900 and 61,507,694 shares issued, respectively	61	62
Additional paid-in capital	555,574	556,112
Treasury stock, 697,196 and 1,520,789 shares, respectively	(733)	(1,521)
Accumulated deficit	(427,574)	(452,154)
Accumulated other comprehensive loss	(22,463)	(34,335)
Accumulated other comprehensive loss of businesses transferred under contractual arrangements (Note 2)	(285)	—

Total stockholders' equity	104,580	68,164

Total liabilities and stockholders' equity	$145,821	$110,688

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. Dollars, except share and per share data)

	For the years ended December 31,
	2001	2002	2003
Revenue	$66,115	$66,549	$68,668
Operating costs and expenses:
Internet services	35,562	35,043	31,414
Selling, general and administrative	81,181	60,510	58,304
Impairment and restructuring charges	90,557	10,905	11,724
Depreciation and amortization	42,956	11,077	8,107

Total operating costs and expenses	250,256	117,535	109,549

Operating loss from continuing operations	(184,141)	(50,986)	(40,881)

Interest income	7,227	2,173	1,103
Interest expense	(293)	(79)	(15)
Other income (expense), net	1,524	(196)	(574)
Foreign currency (losses) gains, net	(5,661)	13,319	16,293

Loss from continuing operations before minority interest and income taxes	(181,344)	(35,769)	(24,074)
Income tax benefit (expense)	292	51	(165)
Minority interest in loss of consolidated subsidiaries	73	—	—

Net loss from continuing operations	(180,979)	(35,718)	(24,239)

Discontinued operations:
Loss from discontinued operations	(89,949)	(9,141)	(505)
Gain on disposal of discontinued operations	—	1,906	164

Net loss	$(270,928)	$(42,953)	$(24,580)

Basic and diluted loss per share:
Continuing operations	$(2.99)	$(0.59)	$(0.39)
Discontinued operations	(1.48)	(0.12)	(0.01)

Net loss per share — basic and diluted	$(4.47)	$(0.71)	$(0.40)

Shares used in computing basic and diluted loss per share	60,638,960	60,147,704	61,135,959

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands of U.S. Dollars, except share data)

								Accumulated other comprehensive loss of businesses transferred under contractual arrangement
	Common Stock						Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Deferred Compensation			Total Stockholders' Equity
	Shares	Amounts
Balance, January 1, 2001	60,831,999	61	558,432	(236)	(113,693)	(6,409)	(13,173)	—	424,982
Comprehensive loss:								—
Net loss	—	—	—	—	(270,928)	—	—	—	(270,928)
Foreign currency translation adjustment	—	—	—	—	—	—	(340)	—	(340)

Total comprehensive loss	—	—	—	—	—	—	—	—	(271,268)
Purchase of treasury shares	—	—	—	(497)	—	—	—	—	(497)
Amortization of deferred compensation	—	—	—	—	—	2,978	—	—	2,978
Stock option forfeitures	—	—	(1,120)	—	—	1,120	—	—	—
Issuance of common stock for exercise of stock options	12,901	—	46	—	—	—	—	—	46

Balance at December 31, 2001	60,844,900	61	557,358	(733)	(384,621)	(2,311)	(13,513)	—	156,241
Comprehensive loss:
Net loss	—	—	—	—	(42,953)	—	—	—	(42,953)
Businesses transferred under contractual arrangement	—	—	—	—	—	—	285	(285)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(9,235)	—	(9,235)

Total comprehensive loss	—	—	—	—	—	—	—	—	(52,188)
Amortization of deferred compensation	—	—	—	—	—	527	—	—	527
Stock option forfeitures	—	—	(1,784)	—	—	1,784	—	—	—

Balance at December 31, 2002	60,844,900	61	555,574	(733)	(427,574)	—	(22,463)	(285)	104,580
Comprehensive loss:
Net loss	—	—	—	—	(24,580)	—	—	—	(24,580)
Businesses transferred under contractual arrangement	—	—	—	—	—	—	—	285	285
Foreign currency translation adjustment	—	—	—	—	—	—	(11,872)	—	(11,872)

Total comprehensive loss	—	—	—	—	—	—	—	—	(36,167)
Purchase of treasury shares	—	—	—	(788)	—	—	—	—	(788)
Issuance of common stock for exercise of stock options	662,794	1	538	—	—	—	—	—	539

Balance at December 31, 2003	61,507,694	62	556,112	(1,521)	(452,154)	—	(34,335)	—	68,164

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. Dollars)

	For the years ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss from continuing operations	$(180,979)	$(35,718)	$(24,239)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	42,956	11,077	8,107
Impairment charges	90,557	9,752	7,401
Employee stock compensation	2,978	527	—
Provision (benefit) for doubtful accounts receivable	6,161	(3,950)	1,762
Unrealized foreign currency transaction losses (gains)	2,718	(7,080)	(13,762)
Minority interest in loss of consolidated subsidiaries	(73)	—	—
Write-off of note receivable from related party	—	292	—
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(8,330)	4,524	1,161
Other current assets	(368)	1,449	(3,080)
Other non-current assets	(246)	(78)	(18)
Accounts payable	(6,513)	(629)	1,366
VAT and other taxes payable	(335)	(357)	246
Accrued expenses	3,013	(4,121)	(2,305)
Other current liabilities	316	(74)	(372)
Deferred revenue	(999)	576	(1,564)

Net cash used in operating activities	(49,144)	(23,810)	(25,297)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(8,244)	—	—
Increase in restricted cash	—	(895)	(496)
Proceeds from the disposition of operating subsidiaries (net of cash paid)	321	152	(471)
Proceeds from business transferred under contractual obligations	—	—	460
Purchases of property, equipment and other assets	(19,681)	(2,844)	(5,871)
Note receivable from related party	—	(1,000)	—
Purchase of other assets	(205)	—	—
Repayment of note receivable from related party	—	708	—

Net cash used in investing activities	(27,809)	(3,879)	(6,378)

Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(2,811)	(1,588)	(134)
Proceeds from issuance of common stock, net	46	—	539
Purchase of treasury stock	(497)	—	(788)

Net cash used in financing activities	(3,262)	(1,588)	(383)

Cash flows used by discontinued operations	(18,818)	(5,733)	(899)
Effect of currency exchange rate changes on cash	(952)	(5,031)	947

Net decrease in cash and cash equivalents	(99,985)	(40,041)	(32,010)
Cash and cash equivalents, beginning of period	237,839	137,854	97,813

Cash and cash equivalents, end of period	$137,854	$97,813	$65,803

Supplemental disclosure of cash flow information:
Cash paid for interest	$285	$50	$15

Income taxes paid	$153	$305	$144

Non-cash investing and financing transactions:
Non-cash relief of acquisition debt	$400	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. Dollars, except share and per share data)

1.     Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations:

        VIA NET.WORKS, Inc. (the "Company" or "VIA") was founded on June 13, 1997 for the purpose of acquiring existing Internet service providers around the world. The focus of the Company is to be a premier provider of managed IP solutions, including web-hosting, ecommerce, Internet security and other services, primarily to the small and mid-sized business market. In 1999, the Company amended its Certificate of Incorporation to change the Company's name from V-I-A Internet, Inc. to VIA NET.WORKS, Inc. VIA is headquartered in Schiphol-Oost, the Netherlands and has continuing operations in France, Germany, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States (U.S.).

Risks and Uncertainties:

        For the year ended December 31, 2003, the Company had net losses from continuing operations of $24.2 million and cash used by continuing operations of $25.3 million. If the Company is unable to increase the revenue or scale down the costs and investment expenditures, it will continue to experience negative cash flow.

        In order to provide continuing global support to the Company's operations, enable us to deliver quality customer service, and in order to improve the financial reporting infrastructure, the Company will have to make significant ongoing expenditures for systems and staff. As of December 31, 2003, the Company had $65.8 million in cash and cash equivalents and $1.4 million in restricted cash. The Company believes that its available cash will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. However, unless the capital markets improve in the interim, there is no assurance that the Company will be able to obtain further financing if it is unsuccessful in reaching a steady cash flow position before its cash reserves are depleted.

Significant Accounting Policies:

Principles of Consolidation:

        The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. As of December 31, 2002 and 2003, the company owned 100% of all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents:

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars or Euros. Restricted cash of $0.9 million and

$1.4 million as of December 31, 2002 and December 31, 2003, respectively represents amounts held on deposit with banking institutions for three of the operations as security for operating leases.

Concentration of Credit Risk:

        Financial assets that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. The Company's cash and investment policies limit investments to short-term, investment grade instruments. Concentration of credit risk, with respect to accounts receivable, is limited due to the large number and geographic dispersion of customers comprising the Company's customer base.

Property and Equipment:

        Property and equipment are recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets, generally three to five years. The Company has purchased software to facilitate its global information processing, financial reporting and access needs. These costs and related software implementation costs are capitalized, in accordance with Statement of Position No. 98-1, "Accounting for the Cost of Internal Use Software," and amortized over the estimated useful life, generally three years. The cost of network infrastructure purchased under indefeasible right of use agreements (IRU) is capitalized and amortized over the lesser of the estimated useful life or term of the agreement, generally 1 to 25 years. Cost includes major expenditures for improvements and replacements, which extend useful lives or increase capacity of the assets. Expenditures for maintenance and repairs are expensed as incurred.

Impairment or disposal of long-lived assets:

        Long-lived assets include acquired intangible (principally customer lists) and tangible assets. On a quarterly basis, management reviews the carrying value of the investment in its operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-lived assets. In its review, management considers the following:

  •
  market and competitive factors, including trends within the telecommunications industry broadly and the market for Internet access specifically, as well as general economic trends;

  •
  operating and financial trends, including significant underperformance relative to expected historical or projected operating results; and,

  •
  business outlook for each operation, including changes in the expected revenues and cash flows for each of our operations, changes in our customers and the services that they require and our Strategic Plans for each business.

        The carrying amounts of long-lived assets are reviewed if facts or changes in circumstances suggest that they may be impaired. If this review indicates the carrying amounts of long-lived assets will not be recoverable, as determined based on estimated undiscounted future cash flows of the assets, the carrying amounts are reduced to their estimated fair value. The Company recorded impairment charges of $17.5 million, nil and $0.1 million in the years ended December 31, 2001, 2002, and 2003, respectively.

        Long-lived assets are classified as held-for-sale when certain criteria are met, which include: management commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount and fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

        The Company classifies an asset or asset group that will be disposed of other than by sale as held and used until the disposal transaction occurs. The asset or asset group continues to be depreciated based on revisions to its estimated useful life until the date of disposal or abandonment.

Goodwill:

        The Company has recorded goodwill and other acquired intangible assets related to its acquisitions. Goodwill and other intangible assets were amortized using the straight-line method over a five-year period during 2001 and previous years. The Company adopted Statement of Financial Accounting Standards ("SFAS") 142, "Accounting for Goodwill and Other Intangible Assets" as of January 1, 2002 and in accordance with the statement's provisions, the Company reclassified $0.9 million of acquired workforce as goodwill and ceased amortization of goodwill. As of December 31, 2003, there are no acquired intangible assets within the scope of SFAS 142.

        The Company reviews goodwill to assess recoverability on an annual basis or when changes in circumstances at each operation warrant a review. In accordance with SFAS 142, if the carrying amount of the reporting unit exceeds its estimated fair value, its associated goodwill is written down to its implied fair value using a hypothetical purchase price allocation. Any impairment loss is recorded in the consolidated statement of operations. Measurement of the fair value of a reporting unit is based on a discounted future cash flows model derived from the Company's Strategic Plan.

        During the years ended December 31, 2002 and 2003, the Company recorded goodwill impairment charges of $9.8 and $7.3 million, respectively.

        Prior to the issuance of SFAS 142, Accounting Principles Board ("APB") Opinion No. 17 provided guidance on the valuation of goodwill and other intangible assets. During 2001, the Company applied the provisions of APB 17, which resulted in an impairment of the Company's goodwill and other acquired intangible assets of $73.1 million.

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

	Stock Options	Stock Warrants
December 31, 2001	8,529,773	100,000
December 31, 2002	7,329,574	100,000
December 31, 2003	7,668,435	—

        There is no difference between basic and diluted loss per share for each of the periods presented.

Other Comprehensive Loss:

        Comprehensive loss consists of net loss and foreign currency translation adjustments as presented in the consolidated statements of stockholders' equity. No tax is provided on the foreign currency translations adjustment.

Recognition of revenue:

        The Company derives its revenue from the sale of Internet-related goods and services, specifically sale of third party hardware and software and Internet connectivity services; other Internet value-added services, such as hosting, security and IP VPN; and voice services.

        The Company applies the provisions of Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue from the sale of Internet goods and services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. At the time of the transaction, the Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not perform credit checks on potential customers before providing services. If the Company determines that collection of a fee is not reasonably assured, the revenue is recognized upon the receipt of cash, provided other revenue recognition criteria have been satisfied.

        The Company's practices regarding the evidence of an arrangement vary from country to country. Generally, for sales, other than those completed over the Internet, the Company uses either a purchase order or a customer agreement as evidence of an arrangement. For sales over the Internet, the Company generally uses a credit card authorization as evidence of an arrangement.

        The Company's Internet connectivity services, other Internet value-added services, and voice revenue are recognized as it is earned over the customer relationship period. When the Company's services are bundled in a customer sales agreement, then the related fee is allocated to the elements of the arrangement based on objective evidence of fair value such as internal price lists for stand-alone products and services and competitors' prices for similar products and services. Revenue from installation, training and consulting is recognized as the related services are rendered, although such amounts have not been material. The typical service period for connectivity services is from one to two years.

        When the customer arrangement dictates that payments are made prior to service delivery, the Company records the advance receipt of payment as a credit to the balance sheet within the deferred revenue account. The fees received by the Company are non-refundable. There are no terms in the agreement with the customer that allow them to cancel or terminate the agreement and obtain refunds of the amounts advanced. As the service is provided the Company recognizes the revenue ratably over the expected customer relationship in accordance with the revenue recognition policies described above. When a customer pays a non-refundable fee in advance and subsequently cancels service before the end of the contract term, the Company recognizes the remaining deferred revenue as revenue with the statement of operations at the time the service is terminated.

        In accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent", revenue from hardware and third-party software sales is recognized gross upon delivery or installation of the products, depending on the terms of the arrangement, provided other revenue recognition criteria have been satisfied. The Company's hardware and software sales are arrangements negotiated and agreed upon directly with its customers. The Company does not act as an agent or a broker for its vendors nor does it receive compensation, commissions or fees from its vendors. The Company also maintains the freedom and discretion in selecting the appropriate vendor to support its various hardware and software arrangements.

Advertising Costs:

        Costs related to advertising and service promotion are charged to operating expense as incurred. Advertising expense was $2.1 million, $0.6 million and $0.3 million for the years ended December 31, 2001, 2002 and 2003, respectively.

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

Stock-Based Compensation:

        SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. During the three months ended March 31, 2002, VIA recorded stock option forfeitures of $1.8 million, which reduced the deferred compensation balance to zero with the corresponding adjustment to additional paid-in capital. The Company recognized an expense of $3.0 million, $0.5 million and nil in 2001, 2002 and 2003, respectively.

        The Company has adopted the "disclosure only" alternative described in SFAS 123, which requires pro forma disclosures of net loss and loss per share as if the fair value method of accounting has been applied. SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure of Amendment of FASB Statement No. 123," amends the disclosure requirements of SFAS 123, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Years Ended December 31,
In thousands of U.S. dollars	2001	2002	2003
Net loss (as reported)	$(270,928)	$(42,953)	$(24,580)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(13,488)	(5,713)	(2,383)
Add back: Total stock-based employee compensation expense determined under APB 25	2,978	527	—

Pro forma net loss	$(281,438)	$(48,139)	$(26,963)

Net loss per share (as reported)	$(4.47)	$(0.71)	$(0.40)
Net loss per share (pro forma)	$(4.64)	$(0.80)	$(0.44)

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

        The financial statements of the Company's international subsidiaries are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at year-end exchange rates while revenue and expenses are translated at the average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders' equity. No tax is provided on this foreign currency translation adjustment.

Defined Contribution Plan

        The Company contributes to personal defined contribution plans of employees in certain of its operations. Company contributions to the defined contribution plans totaled $0.1 million and $0.3 million for the years ended December 31, 2002 and 2003 respectively, and were charged to the consolidated statements of operation as they became payable.

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

Recent Issued Accounting Pronouncements Not Yet Adopted:

•
Statement of Financial Accounting Standards No. 132 (Revised 2003), "Employers Disclosures about Pensions and Other Postretirement Benefits", ("SFAS 132R") requires an entity to make additional disclosures about pensions and other postretirement benefits. These disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost. SFAS 132R is effective for plans beginning with fiscal years ending after December 15, 2003. SFAS 132R is effective for interim reporting period disclosures beginning after December 15, 2003 and after the provisions of this statement are adopted. This statement will have no impact on the Company as the Company has no defined benefit pension plan.

•
In May 2003, Emerging Issues Task Force ("EITF") reached a consensus on EITF 01-8, "Determining Whether an Arrangement Contains a Lease", relating to new requirements on identifying leases contained in contracts or other arrangements that sell or purchase products or services. The evaluation of whether an arrangement contains a lease within the scope of SFAS No. 13, "Accounting for Leases", should be based on the evaluation of whether an arrangement conveys the right to use property, plant and equipment. This consensus is effective prospectively for contracts entered into or significantly modified after January 1, 2004. The Company does not expect any material impact on its results of operations, financial position and cash flows.

•
In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R" or the "Interpretation"). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the Interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The Company does not anticipate that the adoption of FIN 46R will have a material impact on its financial position, cash flows and results of operations.

2.     Discontinued Operations

        During 2002, VIA sold its operations in Argentina, Austria, Brazil, Ireland and Mexico. In July 2003 VIA NET.WORKS Italia, which has been included in the European segment was sold for nominal consideration to the then-current management team. The operation in Argentina, which had been included in the Americas region for segment reporting, was sold on June 11, 2002 to an unrelated third party purchaser. The Austrian operation, which had been included in the European segment, was sold to the then-current management team on May 29, 2002. The Irish operation, which had been included in the European segment, was sold on August 12, 2002 to a former shareholder and managing director of the Irish operation. Each of these operations has been treated as discontinued operations since the date of their respective dispositions in 2002. As noted below, VIA also sold its operations in Brazil and Mexico in 2002, but because of the method by which these transactions were structured, these operations were not treated as discontinued operations in 2002 but rather classified as businesses transferred under contractual agreements. The Company has eliminated all continuing involvement in these operations in 2003 and both are now treated as discontinued operations for all periods presented.

VIA NET.WORKS Brazil S.A.

        In May 2002, VIA closed a transaction for the sale of its Brazilian operation, VIA NET.WORKS Brazil S.A. ("VIA Brazil"), to the then-current management team for $0.4 million, of which $30,000 was paid in cash at closing and the balance by delivery of a promissory note payable over 18 months. The note was secured by a pledge of 93% of the outstanding shares in VIA Brazil, subject to reduction on a pro-rata basis for payments made under the note. The collateralization of the outstanding shares permitted VIA to reacquire, at its option, a controlling interest in VIA Brazil if the purchasers defaulted on the obligations under the promissory note.

        Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, VIA did not treat the Brazilian operation as a discontinued operation from May 2002 onwards. VIA has not consolidated any results of this Brazilian operation from May 2002. For the year ended December 31, 2002, the total assets, liabilities, and $2.6 million cumulative translation adjustment loss related to the Brazilian operation are shown on the consolidated balance sheet under the captions assets, liabilities and accumulated other comprehensive loss of businesses transferred under contractual arrangement.

        From the outset of the transaction, VIA expected the funds for payment of the note to come from the individual buyers. Because VIA did not have reasonable assurances that the note would be paid in full, the Company fully reserved against the note receivable at June 30, 2002. Management did not consider the shares held in VIA Brazil as collateral to have significant economic value. As of March 31, 2003 the buyers were in default on their payment obligations under the note as they had made no payments under the note.

        On July 8, 2003, in recognition of the continuing economic difficulties of the Brazilian operation and the limited resources of the buyers, VIA agreed to settle the outstanding amounts owing for an aggregate payment by the buyers in the amount of $0.1 million. As a part of this settlement, VIA agreed to release the buyers and VIA Brazil from the obligations under the note and the pledge agreement. VIA received the full settlement amount as of August 8, 2003.

        With the release of the pledge agreement, VIA no longer had a continuing involvement in the Brazil operation and is able to complete the accounting treatment under SAB Topic 5E. VIA therefore recognized a $2.5 million loss in the statement of operations in the year ended December 31, 2003 principally related to the release of cumulative foreign currency translation adjustments that had been deferred in other comprehensive income until the date of sale. In addition, VIA Brazil has now been classified as a discontinued operation.

VIA NET.WORKS Mexico S.A. de C.V.

        In September 2002, VIA closed a transaction for the sale of 100% of the outstanding capital stock of its subsidiary, VIA NET.WORKS Mexico S.A. de C.V. ("VIA Mexico") to a group of buyers led by the then-current management of VIA Mexico. As a part of the sale transaction, the parties also entered into a convertible credit agreement under which VIA agreed to loan VIA Mexico a sum of $2.2 million. Under the convertible credit agreement, all outstanding loan amounts together with accrued interest become due and payable on September 4, 2004. This convertible credit agreement provided that upon a change of control of VIA Mexico (which is defined to include a change of greater than 33% of the current equity holding of the company), VIA could elect to convert the outstanding loan amounts into a 19% equity interest of VIA Mexico or accept a cash payment of $0.6 million as payment in full.

        Consistent with the accounting treatment prescribed under Staff Accounting Bulletin (SAB) Topic 5E, VIA neither treated the Mexican operation as a discontinued operation nor consolidated any future results of this Mexican operation from September 2002 onwards. For the year ended December 31, 2002, the total assets, liabilities and $2.3 million cumulative translation adjustment gain related to the Mexican operation are shown on the consolidated balance sheet under the captions assets, liabilities and accumulated other comprehensive loss of businesses transferred under contractual arrangement.

        At the time the transaction was closed, VIA expected the funds for repayment of the loan to come exclusively from future operations of VIA Mexico. Management believed that VIA Mexico's history of past operating losses combined with the difficult economic conditions in the telecommunications industry in the region made recovery of the loan uncertain. Accordingly, VIA fully provided against the whole amounts under the loan in its results of operations during the third quarter of 2002.

        In September 2003, in recognition of the continuing economic difficulties of the Mexican operation, VIA agreed to settle the outstanding amounts owing under the convertible credit agreement for an accelerated cash payment by the buyers in the amount of $0.4 million. In exchange for the accelerated payment, VIA agreed to release and waive the buyers and VIA Mexico from their obligations under the convertible credit agreement. VIA has received all of the settlement amount except for $60,000, which is expected to be received during July 2004.

        By waiving the convertible credit agreement, VIA no longer had a continuing involvement in the Mexico operation and is able to complete the accounting treatment under SAB Topic 5E. VIA therefore recognized a $2.9 million gain in the statement of operations in the year ended December 31, 2003 principally related to the release of cumulative foreign currency translation adjustments that had been deferred in other comprehensive income until the date of sale. In addition, VIA Mexico has now been classified as a discontinued operation.

VIA NET.WORKS Italia

        In July 2003, VIA sold its Italian operation, VIA NET.WORKS Italia, which has been included in the European segment. The Italian operation was sold for nominal consideration. As part of the transaction, VIA provided cash funding in the form of a loan to the buyers of Euros 0.4 million, which was waived at closing. VIA also assumed certain real estate lease obligations of the Italian operation, for which the total potential liability is Euros 0.3 million. In connection with the sale, both parties waived all outstanding intercompany debt existing at the date of sale. VIA recognized a $0.3 million loss in the statement of operations in the year ended December 31, 2003.

        As each of the Argentine, Austrian, Irish, Italian, Brazilian and Mexican operations represented a component of an entity as defined by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified each operation as a discontinued operation for all periods presented. Revenues related to discontinued operations were approximately $23.9 million, $10.5 million and $0.6 million for the years ended December 31, 2001, 2002 and 2003, respectively. The loss from discontinued operations was ($89.9) million, ($9.1) million and ($0.5) million for the year ended December 31, 2001, 2002 and 2003, respectively.

3.     Impairment and Restructuring Charges

Impairment charges:

In thousands of U.S. dollars	2001	2002	2003
Fixed assets	$17,486	$—	$134
Goodwill and other intangible assets	73,071	9,752	7,267

Total impairment charges	$90,557	$9,752	$7,401

        During the year ended December 31, 2003, the Company recorded a fixed asset impairment charge of $0.1 million for fixed asset fixtures and fittings that were written down to net realizable value as a result of the closure of the Reston office in March 2003.

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142. The Company elected December 31 as its annual goodwill impairment review date for all reporting units.

  2003

        At December 31, 2003, upon completion of its annual review, the Company impaired $7.3 million of the goodwill related to its United Kingdom, France, Germany, Spain, Netherlands, Switzerland and U.S. operations. The triggering event for the impairment was the underperformance of these businesses compared to forecast and subsequent revisions to future revenue and cost estimates following the completion of the 2004 to 2006 business model. The fair value calculated as of December 31, 2003 was based on a discounted cash flow model with appropriate market and business risk factored in. The discounted cash flow model for each reporting unit was based on the three year model ending December 31, 2006, and constant annual growth rates thereafter. As a part of the process of creating the three-year model, the Company's management was required to make estimates and assumptions that affect the amounts of future revenues, costs and cash flows. In addition, the use of a discounted cash flow model requires management to make estimates and assumptions about the discount factor, timing of cash flows, terminal values and future growth rates. Changes to any of these assumptions can have a material impact on the discounted cash flows and the outcome of the impairment review. The assumptions made in calculating the impairment charges represent management's best estimates based on currently available information.

  2002

        At December 31, 2002, upon completion of its annual review, the Company impaired $9.8 million of the goodwill related to its United Kingdom operation. The triggering event for the impairment was the adjustment to future revenue and cost estimates following the completion of the Company's Strategic Plan. The fair value calculated as of December 31, 2002 was based on a discounted cash flow model with appropriate market and business risk factored in. The discounted cash flow model for each reporting unit was based on the Strategic Plan for the three years ending December 31, 2005, and constant annual growth rates thereafter. As a part of the process of creating the Strategic Plan, the Company's management was required to make estimates and assumptions that affect the amounts of future revenues, costs and cash flows. In addition, the use of a discounted cash flow model requires management to make estimates and assumptions about the discount factor, timing of cash flows, terminal values and future growth rates. Changes to any of these assumptions can have a material impact on the discounted cash flows and the outcome of the impairment review. The assumptions made in calculating the impairment charges represented management's best estimates, based on current information at the time of the impairment review.

  2001

        During the three months ended June 30, 2001, decreased valuations of comparable businesses in current market transactions triggered an impairment review of the Company's long-lived assets. As a result of this review, the Company determined that the undiscounted cash flows associated with certain of its long-lived assets would not be sufficient to recover the carrying amount of such assets. In accordance with APB Opinion No.17, the Company recorded a goodwill impairment charge of approximately $16.6 million related to operations in U.S.A. and Spain. The respective amounts for this charge were $16.1 million and $0.5 million. This impairment charge was taken to reflect the operations in these countries at fair value. The estimates of the fair values of the long-lived assets were based on a valuation of such assets performed by management. The fair values did not consider the value of such assets in a forced sale or liquidation and were based primarily on an analysis of the operations' revenue streams, based on multiples derived from comparable market transactions.

        During the three months ended December 31, 2001, in light of continued economic weakness in the Company's international markets, significant historical operating losses sustained by the Company in its major markets and expected future operating losses, the Company initiated a strategic review of its international operations. In conjunction with this strategic review, the Company performed an impairment analysis of its long-lived assets. As a result, the Company determined that the carrying amounts of certain of its long-lived assets exceeded the future undiscounted cash flows as of December 31, 2001. The Company estimated the fair value of these assets based on a discounted cash flow analysis and recorded an impairment charge of approximately $69.3 million. The assumptions made in calculating the impairment charges, including estimates of cash flows, discount rates, revenue streams and comparable market transactions, represented management's best estimates.

        The $69.3 million impairment charge comprised $56.5 million related to goodwill and other acquired intangible assets and $12.8 million related to fixed assets, including development of the multi-vendor integrated provisioning, billing and customer care platform. The $56.5 million impairment charges of goodwill and other acquired intangible assets related to the Company's operations in Germany, France, U.K., Switzerland, the Netherlands, U.S.A., Portugal and Spain. The respective amounts for these charges were $15.3 million, $9.4 million, $7.9 million, $7.0 million, $6.1 million, $4.8 million, $3.6 million and $2.4 million. The $12.8 million fixed asset impairment charges related to the Company's corporate and regional IRU companies and its operations in Germany, Portugal, France and Switzerland. The respective amounts for these charges were $9.1 million, $2.3 million, $0.6 million, $0.6 million and $0.2 million.

        As a result of the 2001 strategic and operational review, the Company decided to suspend the development and deployment of its multi-vendor integrated provisioning, billing and customer care platform. During the year ended December 31, 2001, the Company recorded an impairment charge of $4.7 million to write-off costs capitalized during the development of the system.

Restructuring charges:

In thousands of U.S. dollars	Balance at December 31, 2001	Additions	Reserves utilized	Foreign exchange	Balance at December 31, 2002
Employee termination payments	—	541	(126)	—	415
Future operating lease obligations	—	527	(71)	—	456
Other	—	85	(85)	—	—

Total restructuring charges	$—	$1,153	$(282)	$—	$871

In thousands of U.S. dollars	Balance at December 31, 2002	Additions	Reserves utilized	Foreign exchange	Balance at December 31, 2003
Employee termination payments	415	3,082	(3,231)	19	285
Future operating lease obligations	456	187	(369)	2	276
Other	—	1,054	(933)	—	121

Total restructuring charges	$871	$4,323	$(4,533)	$21	$682

  2003

        During the year ended December 31, 2003, the Company recorded restructuring charges related to the implementation of its strategic plan of $4.3 million. The restructuring charge for the year ended December 31, 2003 related to severance payments at six of its European operations, at its US operation and at the corporate headquarters; the cost of vacant office space and transition implementation costs for back-office and administrative outsourcing initiatives.

        Headcount for sales, information technology, marketing, finance and other various administrative roles has been reduced as part of the Company's strategic plan. The employee termination costs of $3.1 million relate to the severance and benefits for 54 employees at six European operations, four employees at its US operation and seven employees at the corporate headquarters. The employee termination costs accrual of $0.3 million carried forward at December 31, 2003 comprised $0.2 million in respect of four European operations and $0.1 million at the corporate headquarters. It is anticipated that these amounts, which relate to 18 employees, will be paid in the quarter ending March 31, 2004. It is not anticipated that any of these terminations will adversely impact the Company's ability to generate revenue.

        The future operating lease obligations charge for the year ended December 31, 2003 of $0.3 million comprised $0.1 million in respect of the former corporate headquarters office in Reston, Virginia, USA, $0.1 million for vacant office in Switzerland and $0.1 million for vacant space in the German operation office. The accrual of $0.3 million at December 31, 2003 reflects the net of the future lease obligations on the Reston office, which continues through February 2005, less the income from a sublease of the space.

        The Other charges of $1.1 million related to the implementation costs for back-office and administrative outsourcing initiatives at the corporate headquarters. It is anticipated that the remainder of the costs will be paid in the quarter ending March 31, 2004.

  2002

        During the year ended December 31, 2002, the Company recorded a restructuring charge of $1.2 million related to the closing of the Reston, Virginia office and transfer of corporate office functions to Europe; and severance payments at its Spain operation.

        The employee termination payments of $0.5 million relate to the severance and benefits to be paid to seven headquarters employees and one employee at the Spanish operation. All of the headquarters employees were notified of their termination during the third quarter 2002 and ceased employment by June 30, 2003. The employee at the subsidiary was notified of their termination and was terminated during the fourth quarter of 2002.

        The future operating lease obligations figure at $0.5 million related to the payments on the Reston office lease for the remainder of the term, which continues through February 2005, and related legal fees less anticipated income from a sublease of the space. The total future obligation under the lease was approximately $0.7 million.

        The other expense of $0.1 million was paid for consulting fees related to the office close in Reston. The other expense figure does not include any costs that will have future benefit to the Company.

        Management has no other current plans that would affect the carrying value of VIA's assets or liabilities. Certain of the actions VIA might take as part of its turnaround plan may lead to additional impairment or restructuring charges in future periods and such amounts may be material.

4.     Acquisitions of Certain Businesses

        During 2001, the Company paid approximately $1.1 million to acquire the remaining interest in one company in Switzerland. Additionally, the Company paid approximately $7.1 million in contingent earn-out payments related to the original purchase of several companies.

        In 2001, VIA NET.WORKS Deutschland completed the sale of its 100% interest in Ecce Terram to that company's former owner. The transaction resulted in no net gain or loss in the consolidated statements of VIA, however, the transaction did result in the relief of $0.4 million of previously recorded debt related to the acquisition of Ecce Terram. The Company also paid approximately $0.9 million to retire debt and approximately $0.4 million for a contingent earn-out payment recognized as compensation expense, both in connection with the original acquisition of DNS, now included as part of VIA NET.WORKS France. Additionally, we paid approximately $0.5 million for a contingent earn-out payment recognized as compensation expense, in connection with the original acquisition of VIA NET.WORKS Spain.

5.     Accounts Receivable, net

        Accounts receivables are stated net of allowance for doubtful accounts of $4.5 million and $1.9 million as at December 31, 2002 and 2003.

	December 31,
In thousands of U.S. dollars	2002	2003
Trade receivables, net	$12,557	$10,690
Other receivables	480	3,605

As at December 31	$13,037	$14,295

        Other receivables relate to VAT receivable and the recovery of certain previously paid legal invoices.

        Further analysis of the allowance for doubtful accounts is presented below.

	December 31,
In thousands of U.S. dollars	2001	2002	2003
Allowance for doubtful accounts:
As at January 1	$3,623	$8,393	$4,529
Foreign exchange adjustment	(165)	1,083	688
Costs (utilization) incurred	7,863	(3,930)	290
Other movements(1)	(2,928)	(1,017)	(3,596)

As at December 31	$8,393	$4,529	$1,911

(1)
Amounts represent the write off of uncollectible accounts receivable balances and the balance of sold operations.

6.     Property and Equipment

        Property and equipment consisted of the following:

	December 31,
In thousands of U.S. dollars	2002	2003
Hardware and other equipment	$17,266	$16,393
Network and data center assets	13,810	11,914
Software	11,843	14,471
Furniture and fixtures	2,041	1,105

	44,960	43,883
Accumulated depreciation and amortization	(31,264)	(31,880)

Property and equipment, net	$13,696	$12,003

        Total depreciation expense was $12.9 million, $9.8 million and $8.0 million in 2001, 2002 and 2003, respectively. As of December 31, 2002 and 2003, the Company held $11.1 million and $9.8 million of capitalized network infrastructure under capital lease/IRU arrangements. The related accumulated amortization was $8.6 million and $7.9 million. As of December 31, 2002 and 2003, the Company held

$11.8 million and $14.5 million of capitalized internal use software with related accumulated amortization expense of $7.6 million and $10.1 million.

        The Company recorded a fixed asset impairment charge of $0.1 million for the year ended December 31, 2003. The table above shows the balances net after the effect of the impairment charges. The fixed asset impairment charge related to Hardware and other equipment. (See Note 3 for further information.)

7.     Goodwill

        The changes in the carrying amount of goodwill during the years ended December 31, 2002 and 2003 are as follows:

In thousands of U.S. dollars	Total	Europe	Americas
Balance as of December 31, 2001	$17,134	$15,050	$2,084
Reclassification of acquired workforce	850	772	78
Impairment charges related to continuing operations	(9,752)	(9,752)	—
Impairment charges related to discontinued operations	(803)	(803)	—
Foreign exchange adjustment	1,760	1,760	—

Balance as of December 31, 2002	$9,189	$7,027	$2,162

Impairment charges related to continuing operations	(7,267)	(6,251)	(1,016)
Foreign exchange adjustment	1,189	1,189	—

Balance as of December 31, 2003	$3,111	$1,965	$1,146

        In January 2002, upon adoption of SFAS 142, the Company ceased amortizing the remaining goodwill balance. See Note 8 for details of the 2001 amortization expense.

8.     Intangible Assets, net

        The Company's intangible assets, consisting of acquired customer lists, are as follows:

In thousands of U.S. dollars	December 31, 2002	December 31, 2003
Customer lists	$2,582	$794
Accumulated amortization	(2,582)	(63)

Intangible assets, net	$—	$731

        The amortization expense for 2002 and 2003 was $1.3 million and $0.1 million. For 2001, the goodwill and intangibles amortization was $30.1 million (see Note 7 for goodwill balance).

        At the end of September 2003, the Swiss subsidiary acquired a customer list from a Swiss web-design and hosting company for the amount of $0.8 million. The acquisition cost is amortized over three years. Intangible amortization expense based on December 31, 2003 intangibles for the three years is expected to be $0.3 million per annum.

9.     Capital Lease Obligations and Long-Term Payables

        Capital lease obligations and long-term payables consisted of the following:

	December 31,
In thousands of U.S. dollars	2002	2003
Capital lease obligations at interest rates ranging from 7.8% to 8.0%, due monthly	$92	$—
Long-term payables	—	501
Notes payable	17	—

	109	501
Less current portion	(63)	(173)

Long-term portion	$46	$328

        The scheduled maturities of amounts payable outstanding at December 31, 2003 are summarized as follows:

2004	$173
2005	211
2006	117

$501

10.   Stock Compensation and Retirement Plans

  Key Employee Equity Plan:

        During 1998, the Company adopted the V-I-A Internet Inc. Key Employee Equity Plan (the "KEEP Plan"), an incentive plan to attract and retain qualified officers, key employees, directors and other persons at VIA and our operating companies. The KEEP Plan provides for the granting of stock options to key employees of the Company. Rights are granted with an exercise price as determined by the Company's Board of Directors. On August 9, 2001, the Company amended the KEEP Plan to permit, among other things, grants of non-incentive stock options to employees, consultants or advisors, other than to directors and officers, of the Company. The options granted under the amended KEEP Plan vest over such periods as may be determined by the Board of Directors, generally terminate on the 10th anniversary of the grant date unless terminated earlier, and have an exercise price equal to the closing price for our stock on the NASDAQ SmallCap Market on the last trading day immediately prior to the date of grant. As of December 31, 2001 and 2002, the Company had reserved 214,517 common shares for issuance under the amended KEEP Plan. There were no grants related to the amended KEEP Plan during the year ended December 31, 2003.

  Stock Option Plan:

        In 2000, the Company adopted the Amended and Restated 1998 Stock Option and Restricted Stock Plan (the "Option Plan"). The Option Plan allows the Company to issue employees either incentive or non-qualified options, which vest over such periods as may be determined by the Board of Directors, generally two to four years. The options expire no later than ten years and one month after grant date. The Option Plan allows for grants that would allow the grantees to exercise their options prior to vesting in exchange for restricted common stock or restricted stock units, however, no such grants have been made. Options granted prior to our initial public offering in February 2000 have an exercise price equal to the estimated value of the common stock at the date of grant as determined by the Company's Board of Directors. Options granted after the date of our initial public offering have an exercise price equal to the closing price for our stock on the NASDAQ SmallCap Market on the last trading day immediately prior to the date of grant. As of December 31, 2002 and 2003 the Company has reserved 9,200,000 common shares for issuance under the Option Plan.

  Warrants for Common Stock:

        In April 1998, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $2.40, to a non-employee member of the Board of Directors. These warrants expired during the year.

  Fair Value of Stock Options and Warrants:

        For disclosure purposes under SFAS 123, the fair value of each stock option and warrant granted is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2001		2002		2003
	KEEP Plan	Option Plan	KEEP Plan	Option Plan	KEEP Plan	Option Plan
Expected life in months	—	84	—	12-120	0%	72
Risk-free interest rate	0%	5.02%	0%	4.61%	0%	4.01%
Volatility	0%	125%	0%	90%	0%	82%
Dividend yield	0%	0%	0%	0%	0%	0%

        Utilizing these assumptions, the weighted-average fair value of the stock options granted was as follows:

	2001	2002	2003
KEEP Plan	$—	$—	$—
Option Plan	$1.87	$0.55	$0.93

        Under the above model, the total fair value of stock options granted was approximately $3,643, $1,838 and $3,052 in 2001, 2002 and 2003, respectively, which would be amortized on a pro forma basis over the option-vesting period.

        Following is a summary of the Company's stock option and warrant activity through December 31, 2003:

	Number of Shares of Common Stock
	KEEP Plan	Option Plan	Warrants	Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2000	—	7,988,654	100,000	$1.00-$21.63	$10.49
Granted	—	1,951,760	—	$0.86-$6.13	$2.04
Exercised	—	(12,901)	—	$2.40-$4.00	$3.65
Forfeited	—	(1,397,740)	—	$2.05-$19.00	$10.86

Balance at December 31, 2001	—	8,529,773	100,000	$0.86-$21.63	$8.61

Granted	—	3,370,000	—	$0.54-$1.01	$0.66
Exercised	—	—	—	$—	$—
Forfeited	—	(4,570,199)	—	$0.86-$21.63	$9.55

Balance at December 31, 2002	—	7,329,574	100,000	$0.54-$19.00	$4.34

Granted	—	3,748,895	—	$0.65-$1.74	$1.21
Exercised	—	(660,005)	—	$0.59-$0.99	$0.81
Forfeited	—	(2,750,029)	(100,000)	$0.65-$19.00	$5.76

Balance at December 31, 2003		7,668,435	—	$0.54-$19.00	$2.63

Exercisable, December 31, 2001	—	3,704,962	100,000	$1.00-$21.63	$9.17

Exercisable, December 31, 2002	—	3,761,134	100,000	$0.56-$19.00	$6.21

Exercisable, December 31, 2003	—	2,727,281	—	$0.54-$19.00	$5.12

        The following table summarizes information about the outstanding and exercisable options and warrants at December 31, 2003:

Exercise Price	Outstanding Number of Shares	Weighted-Average Remaining Contractual Life (Months)	Exercisable Number of Shares
$ 0.54	1,000,000	106.1	270,833
$ 0.56	150,000	106.1	150,000
$ 0.59	100,000	105.5	38,889
$ 0.60	75,000	104.8	23,437
$ 0.63	250,000	101.1	93,750
$ 0.65	981,956	106.7	219,456
$ 0.67	215,000	110.7	—
$ 0.72	110,000	109.2	—
$ 0.78	200,000	101.7	87,500
$ 0.82	75,104	99.1	25,521
$ 0.86	231,859	93.0	122,902
$ 0.97	472,300	113.5	—
$ 1.00	300,000	24.7	300,000
$ 1.18	1,000	91.3	583
$ 1.38	200,000	118.0	—
$ 1.62	1,290,000	119.7	—
$ 1.74	511,595	119.3	—
$ 2.05	78,100	88.7	50,440
$ 2.40	81,042	55.7	81,042
$ 4.00	298,229	37.6	298,229
$ 6.13	114,000	83.3	85,686
$ 8.25	69,000	68.4	69,000
$ 9.00	438,250	73.2	412,327
$ 9.75	59,500	71.0	59,500
$12.94	5,000	80.0	4,167
$14.88	10,000	80.0	9,375
$16.00	75,000	72.5	73,437
$18.69	54,000	77.9	47,249
$19.00	222,500	75.1	203,958

	7,668,435	98.7	2,727,281

11.   Stockholders' Equity

        In June 2001, the Company announced a stock repurchase plan that will allow the Company to spend up to $10 million to repurchase shares of its common stock. Under the plan, the Company may repurchase shares of its common stock from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not require that the Company purchase any specific number of shares and the plan may be suspended at any time. The Company's repurchase of shares of common stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' Equity". In April 2003, VIA announced the restarting of its previously authorized stock repurchase plan to acquire up to $10 million worth of VIA stock. In the second quarter of 2003, VIA purchased 823,593 shares of its common stock at a total cost of $0.8 million. In the third and fourth quarters of 2003 no shares were repurchased. This plan can be suspended by VIA at any time.

12.   Income Taxes

        The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

	For the Years Ended December 31,
	2001	2002	2003
Statutory U.S. federal income tax rate	34%	34%	34%
State income taxes, net	—	3	1
Intangibles amortization	(5)	(1)	—
Goodwill impairment charges	(15)	(8)	(10)
Change in valuation allowance	(12)	(34)	(26)
Foreign tax differential	(2)	6	1

Effective income tax rate	0%	0%	0%

        The (benefit from) expense for income taxes from continuing operations is summarized below:

	For the Years Ended December 31,
In thousands of U.S. dollars	2001	2002	2003
Current income taxes:
International	$(5)	$(12)	$161
Federal	(246)	—	—
State	(29)	(39)	4

	(280)	(51)	165
Deferred income taxes:
International	(12)	—	—

Total deferred income taxes	(12)	—	—

Total (benefit from) expense for income taxes	$(292)	$(51)	$165

        The components of loss from continuing operations before income taxes and minority interest are as follows:

	For the Years Ended December 31,
In thousands of U.S. dollars	2001	2002	2003
U.S operations	$(45,125)	$(37,400)	$(9,354)
Non-U.S. operations	(136,219)	1,631	(14,720)

	$(181,344)	$(35,769)	$(24,074)

        There have been no tax amounts allocated to our discontinued operations. Deferred tax assets and liabilities were comprised of the following:

In thousands of U.S. dollars	2001	2002	2003
Deferred tax assets:
Federal net operating loss carryforward	$13,243	$74,088	$80,282
Start-up costs	170	46	—
Cash to accrual adjustment at U.S. subsidiary	19	9	—
Deferred compensation	1,326	4,214	514
Unrealized foreign currency loss	368	—	—
Other International	9,127	9,127	4,671
Other	2,031	4,772	6,702
International subsidiaries net operating loss carryforward	31,927	28,943	37,417

Gross deferred tax assets	58,211	121,199	129,586
Valuation allowance	(58,081)	(117,574)	(121,276)

Net deferred tax assets	130	3,625	8,310

Deferred tax liabilities:
Unrealized foreign currency gain	—	(3,515)	(7,999)
Fixed assets	(130)	(110)	(311)

Gross deferred tax liabilities	(130)	(3,625)	(8,310)

Net deferred tax asset (liability)	$—	$—	$—

        The amounts of deferred tax asset and liability for the years ended December 31, 2002 and December 31, 2003 presented above are exclusive of any amounts pertaining to discontinued operations. The deferred tax asset and liability balances disclosed for the year ended December 31, 2001 are inclusive of both continuing and discontinued operations. Deferred taxes from continuing operations in the year were classified on the Consolidated Balance Sheet as $7.9 million deferred non-current asset and $7.9 million deferred current liability.

        The net deferred tax assets have been reduced by a valuation allowance since management has determined that currently it is more likely than not that these benefits will not be realized. The change in the valuation allowance was an increase of $3.7 million in 2003, which is primarily related to additional operating losses in the U.S. and foreign jurisdictions and amounts attributable to the decrease of both U.S. and foreign fixed assets and purchased intangible assets other than goodwill for the foreign subsidiaries. The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of these valuation allowances.

        At December 31, 2001, 2002 and 2003, the Company had U.S. net operating loss carryforwards of approximately $34.8 million, $195.0 million and $211.3 million respectively, which may be used to offset future taxable income. These carryforwards begin to expire in 2018. Further, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company's ownership occur.

        At December 31, 2001, 2002 and 2003, the Company had net operating loss carryforwards from continuing operations generated by its foreign subsidiaries of approximately $78.0 million, $79.3 million and $104.6million respectively, of which $17.8 million expires between 2004 and 2018 and $86.6 million has an indefinite carryforward period. It is expected that all earnings generated from foreign subsidiaries will be permanently reinvested in those subsidiaries. Determination of the amount of the potential unrecognized deferred tax liability is not practicable.

13.   Commitments and Contingencies

(a)
Lease commitments

        The Company leases office space and equipment under non-cancelable operating leases expiring on various dates through 2010. In addition, the Company is required to make quarterly payments for certain operations and maintenance services over the life of the IRU arrangements ranging from 1-25 years. Rent expense for the years ended December 31, 2001, 2002 and 2003 was $4,467, $3,804 and $3,681, respectively.

        Future minimum lease payments under non-cancelable operating leases (including operations and maintenance payments under IRU agreements) at December 31, 2003 are as follows:

In thousands of U.S. dollars
2004	$4,592
2005	3,250
2006	2,539
2007	2,078
2008	1,877
2009 and thereafter	4,014

$18,350

(b)
Other commitments

        The Company has entered into agreements for the outsourcing of its network management, billing and back-office transaction processing. In addition, the Company has committed spend for leased lines from a network provider. Future payments under these commitments are as follows:

In thousands of U.S. dollars
2004	$5,018
2005	4,371
2006	4,287
2007	2,874
2008	2,874

$19,424

(c)
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

        On June 30, 2003, the special litigation committee of the board of directors of the Company conditionally approved the global settlement between all plaintiffs and issuers in the IPO Litigations; the Company is in the process of completing a settlement with the plaintiffs in the case. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful by the plaintiffs. Under the proposed settlement, the Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. The special litigation committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other defendants in the proposed settlement, the consent of the Company's insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations. The Company continues to progress toward settlement and awaits approval of settlement by all parties involved.

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

(d)
Guarantees

        From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, service providers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that historically, costs incurred to settle claims related to these indemnifications have not been material to the Company's financial position, results of operations or cash flows and that this is the expectation for the future. Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2003 was not material to the Company's financial position, results of operations or cash flows.

14.   Segment Reporting

        VIA offers a variety of Internet access, managed bandwidth, web-hosting, Internet security and related services to businesses and consumers in Europe and the Americas. As of December 31, 2003, VIA served primary markets in eight countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web-hosting and design, Internet security and consulting services, and sale of third-party hardware and software.

        Beginning in the first quarter of 2002, VIA reevaluated its reportable segments and grouped all of the European operating companies into one reportable segment. Similarly, the Company grouped all of the operating companies located in North and South America into one reportable segment. The Company evaluates the performance of its segments based on revenue and operating loss. Corporate expenses, which also include the regional IRU companies, are shown to reconcile to the total consolidated figures. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts. Prior period amounts have been reclassified to conform to the current period presentation. In prior reporting periods, the Company has provided information on categories of revenues that it generates. Because of the limitations the Company has experienced in and with its legacy billing platforms and its ongoing projects to address these limitations, the Company is not currently able to provide an accurate breakdown of its revenues. The Company anticipates that when it has completed its various systems and process remediation efforts, it will begin again to report revenue categories.

        The table below presents information about the reported revenue, operating loss from continuing activities, impairment and restructuring charges and assets from continuing operations of the Company's segments for years ended December 31, 2001, 2002 and 2003.

In thousands of U.S. dollars	Europe	Americas	Corporate	Total
Total assets as of December 31, 2001	$50,346	$7,272	$141,061	$198,679
Total assets as of December 31, 2002	$37,444	$6,422	$101,955	$145,821
Total assets as of December 31, 2003	$31,440	$2,443	$76,805	$110,688
Total long-lived asset additions as of December 31, 2001	$7,225	$403	$12,053	$19,681
Total long-lived asset additions as of December 31, 2002	$2,228	$346	$270	$2,844
Total long-lived asset additions as of December 31, 2003	$1,741	$897	$3,195	$5,833
The year ended December 31, 2001:
Revenue	$62,252	$3,863	$—	$66,115
Operating loss from continuing operations	(117,060)	(27,011)	(40,070)	(184,141)
Impairment and restructuring charges	(55,902)	(20,831)	(13,824)	(90,557)
The year ended December 31, 2002:
Revenue	$62,759	$3,790	$—	$66,549
Operating loss from continuing operations	(18,521)	(978)	(31,487)	(50,986)
Impairment and restructuring charges	(9,878)	—	(1,027)	(10,905)
The year ended December 31, 2003:
Revenue	$64,744	$3,924	$—	$68,668
Operating loss from continuing operations	(12,850)	(1,984)	(26,047)	(40,881)
Impairment and restructuring charges	(8,900)	(1,016)	(1,808)	(11,724)

        At December 31, 2003, goodwill for Europe and the Americas was $1.7 million and $1.5 million, respectively. During 2002, VIA sold its operations in Austria and Ireland, previously reported in the Europe region, and Argentina, Brazil and Mexico, previously reported in the Americas region. In 2003, VIA sold its operation in Italy previously reported in the Europe region (see Note 2).

        A summary of the revenues and long-lived assets relating to the Company's countries of domicile (origin) is as follows:

	For the years ended December 31,
In thousands of U.S. dollars	2001	2002	2003
Revenues:
U.S. Operating Company	$3,852	$3,790	$3,924
United Kingdom	25,857	23,973	23,880
Germany	12,433	10,521	7,633
France	9,402	7,676	7,238
The Netherlands	6,751	6,800	9,628
Switzerland	3,492	7,372	8,761
Other	4,328	6,417	7,604

Total	$66,115	$66,549	$68,668

	December 31,
In thousands of U.S. dollars	2001	2002	2003
Long-lived Assets:
U.S. Operating	$3,377	$2,833	$2,139
United Kingdom	18,150	7,236	3,960
Germany	380	621	703
France	1,477	1,583	785
The Netherlands	4,239	4,127	1,238
Switzerland	681	720	1,131
Other	11,159	5,765	5,889

Total	$39,463	$22,885	$15,845

15.   Related Party Transaction

        During the first quarter of 2002, VIA NET.WORKS Europe Holding, B.V. ("VIA Europe"), a wholly-owned indirect subsidiary of VIA, entered into a loan agreement with MERCUR Einhundertsechzehnte Vermögensverwaltung GmbH ("Mercur") under which VIA Europe agreed to lend Mercur $1 million. Mercur is a wholly-owned indirect subsidiary of Norwest Equity Partners VII LP ("NEP VII"), which is an affiliated fund of Norwest Venture Capital Management ("NVCM"). Norwest Equity Capital and Norwest Venture Partners VI L.P., affiliates of NVCM, hold over 5% of VIA's common stock. Erik Torgerson, a General Partner of Norwest Equity Partners and an officer of NVCM and a member of Norwest Equity Capital, is a member of VIA's board of directors and chairman of its audit committee. The loan by VIA was part of an aggregate $2.9 million lending facility provided to Mercur by VIA, NEP VII and J.P. Morgan International Capital Corporation. The purpose of the facility was to enable Mercur to lend an equivalent amount to riodata GmbH, a German Internet virtual private network and data services provider ("riodata"). The loan to riodata, which was secured by a lien on its accounts receivable, was intended to provide riodata a period of time of approximately three weeks to pay its obligations and avoid being required to file for insolvency under German law. As a part of the loan transaction, riodata agreed to provide VIA, NEP VII and J.P. Morgan exclusive rights to conduct commercial, financial and legal due diligence of riodata for the purposes of a possible investment in riodata. Currently, NEP VII and J.P. Morgan are minority investors in riodata. VIA's loan participation was discussed and approved by its board of directors. Subsequent to the funding of the loan, VIA determined that, based on its diligence of riodata, it would not proceed with an investment in riodata. riodata has subsequently filed for insolvency under German law. VIA received from Mercur payment of $0.7 million on the loan amounts. A loss of $0.3 million was recorded as other expense in VIA's statement of operations for the year ended December 31, 2002.

        In connection with and concurrent to his appointment as chairman of the board of directors, VIA entered into a letter agreement with Michael McTighe, effective as of September 1, 2002. Under the terms of the letter agreement, Mr. McTighe agreed to assume the role of chairman of the board of directors and also provide certain consultancy services to the VIA and its group companies, including providing strategic guidance and direction and operational advice and consultation to VIA's senior management team. The letter agreement provides for VIA to pay Mr. McTighe a total of $0.1 million per annum, of which approximately $76,000 per annum is payable to Mr. McTighe in consideration for his advisory services. Under the letter agreement, Mr. McTighe was also entitled to a one-time option grant to purchase up to 250,000 shares of VIA common stock, which options will vest over three years. The agreement provides that either party may terminate the consultancy agreement by giving no less than one month's written notice to the other. The compensation payable to Mr. McTighe under the letter agreement is in lieu of payment to him of any cash fees payable to other VIA directors under the director compensation policy. This agreement was terminated at December 31, 2003.

        In January of 2004, the board of directors adopted a new compensation policy. Under this policy, Mr. McTighe shall be paid a cash retainer of $0.1 million for all services rendered in his capacity as chairman of the board as well as services on all committees of the board on which he serves. This is in addition to cash fees payable and options granted to all VIA directors under the director compensation policy.

16.   Subsequent Events

        In January 2004, the Company purchased 100% of the issued and outstanding shares of Amen SAS, Amen Srl and Amen Limited (collectively "Amen"), a European web-hosting company based in Paris, France. Amen has operations in France, the United Kingdom, Spain and Italy. The Company acquired Amen to strengthen its Europe segment and benefit from Amen's operating platform and service offerings. The Company paid $7.4 million in cash and issued 673,652 shares of its common stock at a price of $1.837 per share, having a total value of approximately $1.2 million for Amen common stock. The selling shareholders will have the opportunity to receive further consideration that we expect will be between $1.2—$3.1 million in cash and the Company's common stock, based on the 2004 operating performance of Amen. The preliminary purchase price allocation has not yet been completed.

        On January 29, 2004, the Company's Board of Directors adopted a Stockholder Rights Plan. In connection with this plan, a right to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock ("Preferred Stock") was distributed for each outstanding share of the Company's common stock held of record on February 12, 2004. Each right, when exercisable, entitles the registered holder to purchase one one-thousandth of a share of Preferred Stock at a price of $20 per one one-thousandth share. In addition, upon the occurrence of certain events, each right, depending on the nature of the event, can be exercised to purchase, at a substantial discount, either the Company's common stock or the voting stock of a person proposing a business combination.

        In March 2004, the Company settled a commercial litigation. Under the terms of the settlement agreement, the Company will receive approximately $6 million (the Euro equivalent of £3.3 million). The settlement will be completed by the end of June 2004.