Form 10-Q
period 2004-03-31
VIA NET WORKS INC
filed 2004-05-13
CIK 1098402

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Registrant’s telephone number, including area code: +31 20 502 0000

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

As of May 5th, 2004, there were outstanding 56,003,988 shares of the registrant’s common stock and 5,050,000 shares of the registrant’s non-voting common stock.

VIA NET.WORKS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	December 31, 2003	March 31, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,803	$46,941
Restricted cash	1,391	1,400
Trade and other accounts receivable, net of allowance of $1,911 and $2,507 respectively	14,295	18,542
Other current assets	4,542	5,685
Deferred tax assets	—	1,586

Total current assets	86,031	74,154
Property and equipment, net	12,003	12,534
Goodwill	3,111	13,984
Intangible assets, net	731	4,979
Other non-current assets	884	1,119
Deferred tax asset	7,928	7,928

Total assets	$110,688	$114,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,021	$11,479
VAT and other taxes payable	1,303	2,010
Current portion of capital lease obligations and long-term payables	173	444
Deferred revenue	13,264	17,584
Accrued expenses	7,659	9,530
Deferred tax liability	7,928	7,928
Other current liabilities	1,848	2,178

Total current liabilities	42,196	51,153
Capital lease obligations and long-term payables, less current portion	328	278
Deferred tax liability	—	1,254

Total liabilities	42,524	52,685

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 132,500,000 shares authorized; 61,507,694 and 62,533,111 shares issued, respectively	62	63
Additional paid-in capital	556,112	557,851
Treasury stock, 1,520,789 shares	(1,521)	(1,521)
Accumulated deficit	(452,154)	(461,971)
Accumulated other comprehensive loss	(34,335)	(32,409)

Total stockholders’ equity	68,164	62,013

Total liabilities and stockholders’ equity	$110,688	$114,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2003	2004
Revenue	$17,766	$18,218

Operating costs and expenses:
Internet services	8,520	8,747
Selling, general and administrative	14,698	17,112
Impairment and restructuring charges	867	300
Depreciation and amortization	2,048	2,434

Total operating costs and expenses	26,133	28,593

Operating loss from continuing operations	(8,367)	(10,375)

Interest income	422	108
Interest expense	(4)	(18)
Other (expense) income, net	(42)	3,779
Foreign currency gains (losses), net	2,549	(3,327)
Loss from continuing operations before income taxes	(5,442)	(9,833)
Income tax benefit	—	16

Net loss from continuing operations	(5,442)	(9,817)

Discontinued operations:
Loss from discontinued operations	(33)	—

Net loss	$(5,475)	$(9,817)

Basic and diluted loss per share:
Continuing operations	$(0.09)	$(0.16)
Discontinued operations	—	—

Net loss per share—basic and diluted	$(0.09)	$(0.16)

Shares used in computing basic and diluted loss per share	60,147,704	60,708,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(Unaudited)

	For the three months ended March 31,
	2003	2004
Cash flows from operating activities:
Net loss from continuing operations	$(5,442)	$(9,817)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,048	2,434
Impairment charges	134	—
Provision for doubtful accounts receivable	263	337
Unrealized foreign currency transaction (gains) losses	(1,771)	2,510
Deferred tax	—	28
Stock compensation	—	80
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	2,324	(620)
Other current assets	(1,770)	(4,431)
Other non-current assets	—	(2)
Accounts payable	(943)	(230)
VAT and other taxes payable	(230)	320
Accrued expenses	566	671
Other current liabilities	148	192
Deferred revenue	(1,186)	(675)
Net cash used in operating activities	(5,859)	(9,203)
Cash flows from investing activities:
Increase in restricted cash	(17)	(51)
Acquisition of subsidiaries (net of cash acquired)	—	(7,735)
Purchases of property, equipment and other assets	(541)	(1,899)
Net cash used in investing activities	(558)	(9,685)
Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(32)	(50)
Proceeds from issuance of common stock, net	—	311
Net cash (used in) received from financing activities	(32)	261
Cash flows used by discontinued operations	(307)	—
Effect of currency exchange rate changes on cash	11	(235)
Net decrease in cash and cash equivalents	(6,745)	(18,862)
Cash and cash equivalents, beginning of period	97,813	65,803
Cash and cash equivalents, end of period	$91,068	$46,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

These condensed consolidated financial statements as of March 31, 2004 and for the three month periods ended March 31, 2003 and 2004 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. (“VIA” or “the Company”) as of and for the year ended December 31, 2003, included in VIA’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“2003 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the financial statements included in the 2003 Annual Report. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that management considers necessary to present fairly the consolidated financial position of VIA at March 31, 2004 and the results of its operations and its cash flows for the three month periods ended March 31, 2003 and 2004. The results of operations for the three-month period ended March 31, 2004 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassifications have been made to prior period amounts to account for discontinued operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires VIA to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results could differ from the recorded estimates.

2.                                      Discontinued Operations

In July 2003 VIA NET.WORKS Italia, which had been included in the European segment, was sold for nominal consideration to the then-current management team. VIA also sold its operations in Brazil and Mexico in 2002, but because of the method by which these transactions were structured, these operations were not treated as discontinued operations in 2002 but rather classified as businesses transferred under contractual agreements. The Company eliminated all continuing involvement in these operations in 2003 and both are now treated as discontinued operations for all periods presented. See note 2 of the financial statements included in the 2003 Annual Report for further details.

As each of the Italian, Brazilian and Mexican operations represented a component of an entity as defined by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified each operation as a discontinued operation for all periods presented. Revenues related to discontinued operations were approximately $0.3 million and nil for the three months ended March 31, 2003 and 2004, respectively. The loss from discontinued operations was ($33,000) and nil for the three months ended March 31, 2003 and 2004, respectively.

3.                                      Impairment and Restructuring Charges

Impairment charges:

There were no impairment charges for the three months ended March 31, 2004. During the first quarter of 2003, the Company recorded fixed asset impairment charges of $0.1 million for fixed asset fixtures and fittings that were written down to net realisable value as a result of the closure of the Reston office.

Restructuring charges:

In thousands of U.S. dollars	Balance at December 31, 2002	Additions	Reserves utilized	Foreign exchange	Balance at March 31, 2003

Employee termination payments	415	676	(610)	—	481
Future operating lease obligations	456	57	(73)	—	440

Total restructuring charges	$871	$733	$(683)	—	$921

In thousands of U.S. dollars	Balance at December 31, 2003	Additions	Reserves utilized	Foreign exchange	Balance at March 31, 2004

Employee termination payments	285	151	(217)	1	220
Future operating lease obligations	276	—	(65)	—	211
Other	121	149	(114)	—	156

Total restructuring charges	$682	$300	$(396)	$1	$587

2003

During the first quarter of 2003, the Company recorded restructuring charges of $0.7 million related to severance payments at four of its operations and an adjustment to the future lease obligations for the closure of the Reston, Virginia office.  The employee termination costs incurred in the quarter of $0.7 million relate to the severance and benefits for twenty-seven employees at four European operations. Cash payments of $0.7 million were made in the quarter ($0.4 million by European operations and $0.3 million by Corporate).

The future operating lease obligations figure of $0.4 million relates to the Reston office. The accrual has been drawn down by the monthly payments on the office lease, which continues through February 2005, and related legal fees.

2004

The Company recorded restructuring charges of $0.3 million during the three months ended March 31, 2004 related to severance payments at the corporate headquarters and transition implementation costs for back-office and administrative outsourcing initiatives. Cash payments for severance and benefits of $0.2 million were made in the first quarter of 2004 by the European operations ($0.1 million) and Corporate ($0.1 million). The employee termination costs of $0.2 million for the three months ended March 31, 2004 relate to five employees in finance at the corporate headquarters. The resulting accrual of $0.2 million at March 31, 2004 relates to six employees in finance (five at the corporate headquarters and one at the European operations).

The accrual for future operating lease obligations, relating mainly to the Reston office, has been drawn down by the monthly payments on the office lease, which continues through February 2005, less the income from a sublease of the space.

Certain of the actions VIA might take as part of its strategic plan may lead to additional impairment or restructuring charges in future periods and such amounts may be material.

4.                                      Acquisitions

In January 2004, the Company purchased 100% of the issued and outstanding shares of Amen SAS, Amen Srl and Amen Limited (collectively “Amen”), a European web-hosting company based in Paris, France. Amen has operations in France, the United Kingdom, Spain and Italy. The Company acquired Amen to strengthen its Europe segment and benefit from Amen’s operating platform and service offerings. The Company paid $7.5 million in cash and issued 673,652 shares of its common stock, which had a market value of $2 per share on the date of acquisition having a total value of approximately $1.3 million for Amen common stock. The former shareholders will have the opportunity to receive further consideration expected to be between $0.7—$2.2 million in cash and the Company’s common stock, based on the 2004 operating performance of Amen. The purchase consideration calculated below includes $0.7 million of additional consideration, which is currently determinable. If any further amounts are paid to the former shareholders, this will result in a corresponding increase in the amount of goodwill recognized.

The preliminary purchase price allocation is as follows:

In thousands of U.S. dollars
Goodwill (Europe segment)	$11,157
Intangible assets	4,522
Other assets and liabilities	(5,006)

Purchase consideration, including acquisition costs	$10,673

The intangible assets are being amortized over 3-10 years. The results of Amen have been included from January 28, 2004, the acquisition date. The allocation of purchase consideration is preliminary and may change once the Company completes its valuation of the assets and liabilities acquired. It is anticipated that the final allocation of purchase price will not differ materially from the preliminary allocation.

The actual results of operations for the three months ended March 31, 2004 did not differ materially from the pro forma results of operations computed under the assumption that the acquisition was consummated effective January 1, 2004.

5.                                      Income Tax

The provision for taxes based on income for the 2003 and 2004 interim periods was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on management’s expectations of tax expense having an effective income tax rate of 0%.

6.                                      Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2003 and 2004 was as follows:

	Three months ended March 31,
In thousands of U.S. dollars	2003	2004
Net loss	$(5,475)	$(9,817)
Foreign currency translation adjustment (losses) gains	(1,786)	1,926

Comprehensive loss	$(7,261)	$(7,891)

7.                                      Property and Equipment, net

Property and equipment consisted of the following:

In thousands of U.S. dollars	December 31, 2003	March 31, 2004
Hardware and other equipment	$16,393	$17,156
Network and data center assets	11,914	13,205
Software	14,471	15,363
Furniture and fixtures	1,105	1,079

	43,883	46,803
Accumulated depreciation	(31,880)	(34,269)

Property and equipment, net	$12,003	$12,534

Depreciation expense was $2.0 million and $2.1 million for the three months ended March 31, 2003 and 2004, respectively.

8.                                      Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2004 are as follows:

In thousands of U.S. dollars	Total	Europe	Americas
Balance as of December 31, 2003	$3,111	$1,965	$1,146
Acquisition (see Note 4)	11,157	11,157	—
Foreign exchange adjustment	(284)	(284)	—

Balance as of March 31, 2004	$13,984	$12,838	$1,146

9.                                      Intangible Assets, net

Intangible assets consisted of the following:

In thousands of U.S. dollars	December 31, 2003	March 31, 2004
Customer lists	$794	$3,123
Software	—	1,948
Tradename	—	244
Accumulated amortization	(63)	(336)

Intangible assets , net	$731	$4,979

The amortization expense for the three-month periods ended March 31, 2003 and 2004 was nil and $0.3 million, respectively. See Note 4 for intangible asset additions from the acquisition of Amen.

10.                               Stock-Based Compensation

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

The Company has adopted the “disclosure only” alternative described in SFAS No. 123, which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the three months ended March 31,
In thousands of U.S. dollars	2003	2004

Net loss (as reported)	$(5,475)	$(9,817)
Add back: Total stock-based employee compensation expense determined under intrinsic value method	—	80
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,184)	(609)
Proforma net loss	$(6,659)	$(10,346)

Net loss per share, basic and diluted (as reported)	$(0.09)	$(0.16)
Net loss per share, basic and diluted (proforma)	$(0.11)	$(0.17)

During the three months ended March 31, 2004, a total of 37,500 shares of the Company’s common stock were issued to two directors pursuant to the Company’s director compensation program. The market value of the stock as issued on the date of grant was $2.13 per share. This cost to the Company has been expensed in the condensed consolidated statement of operations for the three months ended March 31, 2004.

11.                               Contingencies

Legal Proceedings

On November 5, 2001 a class action lawsuit was filed in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported its initial public offering (“IPO”) and certain of its officers, under the title O’Leary v. Via Net.works [sic], et al [01-CV-9720] (the “Complaint”). An amended complaint was filed in April 2002. The Complaint alleges that the prospectus the Company filed with its registration statement in connection with its IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices (“Tie-in Arrangements”), thereby artificially inflating the Company’s stock price. The Complaint further alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigation”).

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

Guarantees

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, service providers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows and that this is the expectation for the future. Additionally, the fair value of the indemnifications that the Company issued during the three-month period ended March 31, 2003 and 2004 was not material to the Company’s financial position, results of operations or cash flows.

Other

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business operations. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company does not believe that any of these matters will have a material adverse affect on its business, assets or operations.

12.                               Segment Reporting

VIA offers a variety of Internet access, managed bandwidth, web-hosting, Internet security and related services to businesses and consumers in Europe and the Americas. As of March 31, 2004, VIA served primary markets in nine countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web-hosting and design, Internet security and consulting services, and sales of third-party hardware and software. All of the European operating companies are grouped into one reportable segment (Europe). The Company’s U.S operating company is reported as Americas. The Company is reorganizing its sales operations into two channels: VIA Express and Industry Solutions. As the channels further develop over 2004, it is anticipated that the Company will begin to manage its operations around these channels and will adapt its segment reporting accordingly.

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

The table below presents the total assets by reportable segment as of March 31, 2003 and 2004. In addition, the table presents information about the reported revenue, operating loss from continuing activities, and impairment and restructuring charges of the Company’s segments for the three-month periods ended March 31, 2003 and 2004.

In thousands of U.S. dollars	Europe	Americas	Corporate	Total
Total assets as of March 31, 2003	$35,775	$6,096	$94,786	$136,657
Total assets as of March 31, 2004	$53,608	$2,423	$58,667	$114,698
Three months ended March 31, 2003:
Revenue	$16,799	$967	$—	$17,766
Operating loss from continuing operations	(2,113)	(155)	(6,099)	(8,367)
Impairment and restructuring charges	676	—	191	867
Three months ended March 31, 2004:
Revenue	$17,303	$915	$—	$18,218
Operating loss from continuing operations	(2,231)	(391)	(7,753)	(10,375)
Impairment and restructuring charges	—	—	300	300

In the third quarter of 2003, VIA sold its operation in Italy previously reported in the Europe region and recognized Brazil and Mexico as discontinued operations (see Note 2).

ITEM. 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in Item 1 of this Form 10-Q. This discussion and the discussion in Item 1, Note 1, contain forward-looking statements, or statements that relate to future events or our future performance. These statements include, but are not limited to those relating to the Company’s strategic plan and business model change, projections regarding financial impacts of the business model shift, planned organizational re-alignment and changes, outsourcing projects, new product roll-out, sales organization improvement plans, cost reductions in general and statements relating to reductions in cash usage. These statements are only predictions or planned actions that are subject to a number of risks, uncertainties and other factors. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed in the “Risk Factors” described in Exhibit 99.1 on this Form 10-Q, as well as those described in the “Risk Factors” section of VIA’s 2003 Annual Report. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the Securities and Exchange Commission.

Overview

We are a provider of Internet-protocol (IP) based business communication solutions to small- and medium-sized enterprises, or SMEs, in Europe and the United States. We have operations in France, Germany, Italy, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States.

Our goal is to be the leader in providing IP-based business communications solutions to the rapidly growing SME market. We believe we have identified an attractive opportunity:

•                  The Internet presents SME companies with the opportunity to reduce costs, increase productivity, and reach new markets.  We believe that, as an SME grows, its outsourcing spending will continue to grow even though its technology and infrastructure spending may be limited.

•                  We have a solid understanding of our SME customers’ needs and have developed a sales approach, and portfolio of key products and services, that is designed to meet their very specific requirements. This focus on and understanding of SME requirements provides us with a competitive advantage over other IP communications providers.

•                  There currently is no clear leader in this particular market.

 Our products and services include web-hosting, Internet access (through dial-up, DSL, or ISDN and leased-line connectivity), virtual private networks (VPNs), and Internet and network security services. We also offer a voice communications product; thus, we have an added competitive advantage of being able to serve our customers as the single source for all of their communications requirements.

Our immediate goal is to generate recurring and positive cash flows on a consolidated basis. To this end, we have, over the past year-and-a-half, developed and begun implementing our Strategic Plan for 2003-2005.  The components of this Plan include the following:

•                  Building a solid operational foundation on which to build a healthy organization and scalable business.  In 2003 and early 2004, we took major steps to reduce costs and increase operating efficiencies by outsourcing the systems and personnel of our network operations center and certain financial and accounting services, as well as introducing across all our operations a standardized billing, provisioning and customer care platform. We moved certain financial and accounting services from our local operations to a single third party shared service center in one location. This shared service center manages general ledger accounting, accounts payable and receivable, and credit and collections. We have begun to see the benefits of the financial shared service center with improved processes and a tangible improvement in information flows to management. We expect to see an annual net savings of approximately $1.8 million from the financial shared service center. We completed the finance-outsourcing project in January 2004 and expect to complete the billing project by mid-2004. We expect continued benefits in terms of cost savings and operating efficiencies going forward.

•                  Re-examining the economics of our original business model and our legacy business.  We have recognized the strategic weakness in the economics of our legacy business; i.e., that the percentage of revenues we were generating from the sale of third-party access services was too high and that growth opportunities in this business lacked sufficient margins.  Moreover, we concluded that we were too dependent on third party pricing and services, and that we were attempting to compete in a commodity market without benefit of a necessary tool, our own network.  Although the first year of implementation of our Strategic Plan for 2003-2005 yielded significant improvements in our operations, the rate of revenue growth we were expecting beginning in late 2003 was lower than anticipated due to a number of factors, including unanticipated higher price erosion in some of our service offerings and the slowness of certain of our operations in closing new product sales opportunities.

Following this reexamination, we have concluded that we must refocus our business model to align it with the realities of our industry’s economics. Accordingly:

•                  We are shifting the focus of our business model from providing primarily dial-up and leased line Internet access services to offering high margin web-hosting and Internet security services that we can deliver on our own product platforms;

•                  We are realigning our sales approach to drive this new focus: we are improving the efficiency of our sales efforts by re-organizing our sales operations into two channels:

1.               VIA Express, which is designed to sell higher-margin products and services by steering customers to our telephone-based sales and Internet stores, and

2.               Industry Solutions, which is designed to market and sell a higher-value portfolio of bundled services through the efforts of our direct sales force professionals

•                         We are actively pursuing strategic acquisitions and partnerships that would complement or enhance our infrastructure, product offerings, channel strategies or customer base and that will allow us to leverage our recently improved operational capabilities to realize higher margins from acquired revenue; and

•                         We are continuing to improve operational performance.

In previous reports, we have stated that, based upon our original business model, we had set a target of reaching positive recurring cash flows by the end of 2004. Given the new business model being implemented, we believe it now is appropriate to set a new target date. We believe we can achieve, through our new business model, positive cash flow from our current consolidated operations by the second quarter of 2005. We expect this to be achieved through the generation of new and incremental revenues, which we anticipate generating from our new sales and product strategy.

We believe we are positioned to achieve this objective: We have a cash position of $46.9 million; we have no material debt; we have successfully implemented a program to reduce our expenses; and we have developed and begun implementing a new business model designed to generate increased, and higher-margin, revenues.

We recognize that our ability to successfully execute our Strategic Plan to improve operational performance and generate meaningful and profitable revenue growth is subject to a number of risks and dependencies, which are not insignificant.  These risks and dependencies are further discussed in the “Risk Factors” described in Exhibit 99-1 on this Form 10-Q, as well as those described in the “Risk Factors” section of our 2003 Annual Report.

Strategic Acquisitions

In January 2004, we purchased 100% of the issued and outstanding shares of Amen SAS, Amen Srl and Amen Limited (collectively “Amen”), a group of European web-hosting companies based in Paris, France. Amen has operations in France, the United Kingdom, Spain and Italy. Our goal in acquiring Amen is to strengthen our Europe operation by leveraging Amen’s operating platform and service offerings. For this acquisition, we paid $7.5 million in cash and issued 673,652 shares of our common stock, which had a market value of $2 per share on the date of acquisition for a total value of approximately $1.3 million. The former shareholders will have the opportunity to receive further consideration that we expect will be between $0.7 - $2.2 million in cash and our common stock, based on the 2004 operating performance of Amen. Information related to our operational opportunities as a result of this acquisition as well as other details and risks associated with the Amen business is described in the”Risk Factors” in Exhibit 99.1 on this Form 10-Q and the “Risk Factors” section of our 2003 Annual Report.

Consistent with our goal of realizing higher margins from acquired revenues, we are actively pursuing strategic acquisitions and partnerships to complement or enhance our infrastructure, product offerings, channel strategies or customer base. We do not know whether we will be successful in identifying appropriate opportunities and, if we are successful, there is no assurance that such acquisitions or partnerships will be executed and integrated efficiently. Our strategic plan calls for us to be flexible and opportunistic regarding acquisitions and as a result, if we find one or more opportunities we believe are very attractive, we may decide to spend a substantial portion of our available cash to finance these acquisitions.

Our Operations

In the third quarter of 2003, we sold VIA NET.WORKS Italy and recognized Brazil and Mexico as discontinued operations. These operations are accounted for as discontinued operations and have been excluded from the financial results from continuing operations, as well as the financial results for the comparative prior period. We acquired Amen in January 2004 which has operations in France, the United Kingdom, Spain, and Italy. The following table shows the revenue contribution from each of our continuing operations in the Europe and the Americas reporting segments. As of March 31, 2004 we owned 100% of all our operations.

Country	Percentages of Total Revenue from continuing operations for the Three Months Ended March 31, 2003	Percentages of Total Revenue from continuing operations for the Three Months Ended March 31, 2004

France	11%	9%
Germany	12%	11%
The Netherlands	12%	13%
Portugal	8%	9%
Spain	3%	2%
Switzerland	13%	12%
United Kingdom	36%	31%
United States	5%	5%
Amen:	—%	8%
Amen France	—%	6%
Amen United Kingdom	—%	1%
Amen Spain	—%	1%
Amen Italy	—%	—%

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared with the three months ended March 31, 2004

Foreign Currency Impact

Foreign exchange rates can vary significantly and impact our results of operations, which are reported in U.S. dollars. As a percentage of consolidated revenues, we had operations conducting business in the following underlying currencies:

	Three months ended
	March 31, 2003	March 31, 2004

Euro	46%	52%
Great British pounds	36%	31%
Swiss Francs	13%	12%
U.S. Dollars	5%	5%

	100%	100%

The Euro varied by approximately 7% in relation to the U.S. dollar during both the three months ended March 31, 2004 and March 31, 2003. The British pound varied by approximately 8% in relation to the U.S. dollar during the three months ended March 31, 2004 and by approximately 7% during the three months ended March 31, 2003. These exchange rate fluctuations have a significant impact on our reported results of operations, including revenue, expenses and net loss.

The average Euro to U.S. dollar foreign exchange rate for the three months ended March 31, 2004 was 16% higher than the average Euro to U.S. dollar foreign exchange rate for the three months ended March 31, 2003. The average British pound to U.S. dollar foreign exchange rate for the three months ended March 31, 2004 was 14% higher than the average British pound to U.S. dollar foreign exchange rate for the three months ended March 31, 2003. The effect of the weakening of the U.S. dollar is that revenues, operating costs and expenses and operating profits and losses in operations with a functional currency other than U.S. dollars translate into larger U.S. dollar amounts than would have been the case had foreign exchange rates remained unchanged.

Revenue:

	Three months ended
	March 31, 2003	March 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars )
Revenue	17,766	18,218	3%

We derive our revenue from the sale of Internet-related goods and services, specifically third party hardware and software and Internet connectivity services, other Internet value-added services, such as hosting, security and IP VPN, and voice services.

Revenue for the three months ended March 31, 2004 was $18.2 million as compared to $17.8 million for the three months ended March 31, 2003. The increase in revenues quarter over quarter is partly attributable to the revenues we recorded in the first quarter of 2004 that are attributable to the Amen business, which we acquired in January 2004 (impact of approximately $1.5 million) as discussed above. In addition, the average Euro to U.S. dollar foreign exchange rate and British pound to U.S. dollar foreign exchange rate for the three months ended March 31, 2004 have strengthened by approximately 16% and 14% respectively when compared to the same period last year positively impacting revenues during the first quarter of 2004 by approximately $2 million. The foreign exchange rate positive impact largely offset the decrease in underlying revenue for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 notably in the UK, Germany, France and Switzerland.

UK revenues, excluding the impact of foreign exchange and the acquisition of Amen’s UK business, decreased by 23% (approximately $1.7 million) in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This revenue reduction is primarily the result of customer churn and price erosion. German revenues, excluding the impact of foreign exchange, decreased by 22% (approximately $0.6 million) in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This revenue reduction is due to customer cancellations and price erosion. French revenues, excluding the impact of foreign exchange and the acquisition of Amen’s French business, decreased by 21% (approximately $0.5 million) due to customer churn and fewer hardware and software sales. Swiss revenues, excluding the impact of foreign exchange, decreased by 12% (approximately $0.3 million) due to customer churn and price erosion.

In 2003, we took significant actions in implementing our 2003-2005 Strategic Plan, including replacing many of our direct sales professionals and sales managers with higher caliber professionals. We have continued to rationalize our product portfolio and are actively recruiting resellers and other value-added partners.

As a result of our continuous assessment of our operating results and prospected future revenues, by the end of the fourth quarter 2003, management concluded that increased competition and price erosion would significantly impact our future ability to grow our core business of selling Internet access services, particularly through our labor-intensive sales channels. As a result, we have begun a strategic shift of our sales and channel focus from Internet access to web-hosting and Internet security services to be sold through our new VIA Express channel. This shift is intended to increase our opportunities for profitable revenue growth. As this strategic change in sales focus is relatively new, we have not realized any positive impact during the first quarter of 2004.

In prior reporting periods, we provided information on categories of revenues that we generate. Because of the systemic errors and limitations we experienced with our legacy billing platforms, we are not currently able to provide an accurate breakdown of our revenues. We anticipate that when we have completed the implementation of our new billing platform, we will begin again to report certain revenue categories. The majority of our revenue is derived from Internet access services.

OPERATING COSTS AND EXPENSES:

Internet services:

	Three months ended
	March 31, 2003	March 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Internet services	8,520	8,747	3%
% of Total Revenue	48%	48%

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

Our Internet services operating costs were $8.7 million or 48% of revenues for the three months ended March 31, 2004 as compared to $8.5 million or 48% of revenues for the three months ended March 31, 2003. The increase in Internet services expenses is partly attributable to the Internet services costs of the Amen business acquired in January 2004 (impact of approximately $0.2 million) discussed above and partly attributable to the translation impact of foreign currency movements. Excluding Amen’s Internet services costs and the adverse impact of the strengthening Euro and British pound to U.S. dollar foreign currency exchange rates of approximately $1 million, Internet services costs have fallen for the three months ended March 31, 2004 from the three months ended March 31, 2003 primarily due to lower revenues from decreased customer network usage (refer to discussion above), decreasing market rates for network bandwidth, and non-recurring benefits of $0.5 million following the resolution of a number of Internet services cost disputes.

Selling, general and administrative:

	Three months ended
	March 31, 2003	March 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Selling, general & administrative	14,698	17,112	16%
% of Total Revenue	83%	94%

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

We incurred SG&A expenses of $17.1 million for the three months ended March 31, 2004, a 16% increase from the $14.7 million we incurred for the three months ended March 31, 2003. The increase in SG&A expenses quarter over quarter is partly attributable to the expenses associated with the Amen business that we acquired in January 2004 (impact of approximately $0.8 million) discussed above and partly due to the strengthening of the Euro and British pound to U.S. dollar foreign currency exchange rates of approximately $1.2 million. The balance of the difference, quarter over quarter, is attributable to an increase in marketing expenses and professional fees, partially offset by a decrease in compensation expense.

Compensation expense, which accounted for approximately 58% and 64% of total SG&A costs, or $10.0 million and $9.4 million, for the three months ended March 31, 2004 and 2003 respectively, increased by approximately 6% due to the Amen acquisition and the strengthening of the Euro and British pound to U.S. dollar foreign currency exchange rates. Excluding these factors, compensation expense has decreased by approximately 9% primarily due to head count reductions. Headcount (excluding Amen and the discontinued Italian operation) decreased by approximately 20% from March 31, 2003 to March 31, 2004. Compensation expense did not reduce by the same percentage due to higher one-off severance payments made in the three months ended March 31, 2004 and the relatively lower salary levels of the employees terminated.

During 2004, we anticipate that our planned shift of product and channel focus to our VIA Express products and sales channel and away from our direct sales force will result in further headcount reductions and lower recurring compensation expenses, after termination costs are paid. We anticipate that the resulting cost savings will be partially offset by increased marketing expenditures associated with our shift toward the VIA Express suite of services. For example, in April 2004 we announced that our United Kingdom operation will be restructuring its organization, which may result in redundancies; approximately 40 positions have been identified as potentially at risk of being redundant. During the three months ended March 31, 2004, marketing expenses increased by approximately $0.6 million or 258% compared to the three months ended March 31, 2003. Approximately $0.3 million of this increase is attributable to the Amen business and the impact of foreign exchange.

Professional fees, related to legal, audit, outsourcing and other consulting fees, accounted for approximately 10% and 8% of total SG&A for the three months ended March 31, 2004 and 2003 respectively. The increase in professional fees relates to the Amen business, expenses for outsourcing certain finance and accounting services, and increased consulting fees in one of our local operations.

Impairment and restructuring charges:

	Three months ended
	March 31, 2003	March 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Impairment and restructuring charges	867	300	(65)%
% of Total Revenue	5%	2%

During the three months ended March 31, 2004, we incurred restructuring costs of $0.3 million relating to severance payments at our corporate headquarters and transition implementation costs for back-office and administrative outsourcing initiatives. The impairment and restructuring charges of $0.9 million for the three months ended March 31, 2003 related to severance payments at four of our operations, and an adjustment to the future lease obligations and an impairment charge for fixtures and fittings both relating to the closure of the Reston, Virginia office. See Note 3 to the condensed consolidated financial statements for further information.

We anticipate that we will incur further restructuring charges during 2004 as we execute our planned shift of product and channel focus to our VIA Express products and sales channel and away from our direct sales force, specifically for the costs of headcount reductions. In April 2004 we announced that our United Kingdom operation will be restructuring its organization, which may result in redundancies; approximately 40 positions have been identified as potentially at risk of being redundant.

Depreciation and amortization:

	Three months ended
	March 31, 2003	March 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Depreciation and amortization	2,048	2,434	19%
% of Total Revenue	12%	13%

We recognize depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciate telecommunications equipment and computers over their useful lives, ranging from three to five years. The cost of network infrastructure, net of impairment charges, purchased under indefeasible right of use agreements, or IRUs, is being amortized over the lesser of the estimated useful life or term of the agreement, 1 to 25 years. We amortize customer lists, software and a trade name over 3 years, 5 years and 10 years respectively.

Our depreciation and amortization expense was $2.4 million for the three months ended March 31, 2004, up from $2.0 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, $2.1 million related to the depreciation of fixed assets and $0.3 million related to the amortization of intangible assets. For the three months ended March 31, 2003, all of our depreciation and amortization expense was related to the depreciation of fixed assets. The increase in total depreciation and amortization expense is primarily due to the acquisition of Amen resulting in amortization of identified intangible assets and depreciation of tangible fixed assets totaling approximately $0.3 million. Excluding Amen, the depreciation expense increased slightly during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to the impact of foreign currency exchange rates (approximately $0.1 million).

Interest income, net:

	Three months ended
	March 31, 2003	March 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Interest income, net	418	90	(78)%
% of Total Revenue	2%	—

For the three months ended March 31, 2004, we earned $0.1 million in interest income, compared to $0.4 million for the three months ended March 31, 2003. Interest income was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in interest income is the combined result of the decrease in the available cash for investing and the decrease in interest rates. We also incurred $18,000 of interest expense for the three months ended March 31, 2004, as compared to $4,000 of interest expense incurred in the three months ended March 31, 2003.

Other (expense) income, net:

	Three months ended
	March 31, 2003	March 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Other (expense) income, net	(42)	3,779	9,098%
% of Total Revenue	—	21%

For the three months ended March 31, 2004, we earned other income, net in the amount of $3.8 million related mainly to the settlement of a commercial litigation in our UK operation. An additional $2.2 million was recognized in the fourth quarter of 2003. We will receive cash of approximately $6 million for this settlement during the second quarter of 2004. For the three months ended March 31, 2003, we incurred other expense, net of $42,000 relating mainly to losses on equipment disposals.

Foreign currency gains (losses), net:

	Three months ended
	March 31, 2003	March 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Foreign currency gains (losses), net	2,549	(3,327)	(231)%
% of Total Revenue	14%	(18)%

We recognized a $3.3 million foreign currency loss for the three months ended March 31, 2004, as compared to a gain of $2.5 million for the three months ended March 31, 2003. The change from period to period was primarily due to the fluctuation in the exchange rate of the Euro and British pound as compared to the U.S. dollar and its impact on the revaluation of our Euro and British Pound denominated intercompany balances held by the parent company and on our Euro denominated cash accounts. See ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Foreign Currency Exchange Risks for more information.

We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. At March 31, 2004, the parent company maintained a Euro cash reserve of €11.7 million.

Liquidity and Capital Resources

Liquidity

We began 2004 with $65.8 million in cash and cash equivalents and $1.4 million in restricted cash. We had negative cash flow of $18.9 million for three months ended March 31, 2004, leaving us with $46.9 million in cash and cash equivalents and $1.4 million in restricted cash at March 31, 2004. Our negative cash flow for the three months ended March 31, 2004 increased by $12.2 million over our negative cash flow for the three months ended March 31, 2003 of $6.7 million primarily due to the Amen acquisition discussed below, an increase in purchases of tangible fixed assets and an increase in cash used in operating activities. During 2003, we stated our expectations that we would reach the point of positive cash flows from operating activities and from investing activities during 2004. As a result of greater than anticipated impacts on our revenue resulting from the disruptions caused by our Strategic Plan activities, price erosion and increased competition, and the impact of the business strategy shift we are undertaking, we have reset our expectations and now anticipate that we will not reach the point of positive cash flows until at least mid-2005, which is dependent upon the achievement of new and incremental revenues, which we anticipate generating from our new sales and product strategy.

We believe that our available cash will be sufficient to fund our expenditures under our strategic business plans and our working capital and capital expenditure requirements until we achieve positive net cash flows at which time we believe we expect to still have adequate cash reserves remaining to support our working capital and capital expenditure requirements, even as we pursue our acquisition strategy discussed below. Our expectations for reaching the point of generating positive cash flows in our business is dependant on our successful implementation of our Strategic Plan and the business focus shift described above. There can be no assurances we will be successful in these efforts. If, contrary to management’s expectations, we use all our available cash before reaching the point of positive cash flows, or if we reach such point without sufficient cash reserves remaining, we may not be able to continue our operations unless we obtain other financing. In their current state, the capital markets do not present a viable source of funds to us. We expect our capital requirements for the remainder of 2004 to total approximately $6 million primarily to support the projected growth in revenues. Capital requirements beyond 2004 will principally be related to supporting revenue growth. We expect to use approximately $11 - $14 million in cash for the remaining nine months in 2004 (excluding cash used for potential partners and strategic acquisitions discussed below), leaving us with an expected cash balance at December 31, 2004 of approximately $33 - $36 million.

In order for us to achieve consolidated positive cash flow, our business plan calls for substantial growth in revenues while continuing to control the costs associated with that revenue. Our estimates of the cash flows generated by the revenue growth and the capital resources needed and available to generate such growth could change, and such change could differ materially from the estimates used to evaluate our ability to realize our plans. If operations do not generate sufficient cash flow to continue operating, we will need to find other financing mechanisms, which may not be available to us.

We are pursuing the identification of potential partners and strategic acquisitions. If we are successful in these endeavors, we may use a portion of our cash balances to finance all or a portion of these potential transactions. We also intend to seek to utilize the value of our share capital as consideration for any investment and we may also consider other opportunities to finance attractive acquisitions such as the sale of non-core assets or business operations. As part of this acquisition strategy, in January 2004, we acquired Amen. In connection with this acquisition, we spent approximately $7.5 million in cash and issued common stock having a total value of approximately $1.3 million. The former shareholders will have the opportunity to receive further consideration that we expect will be between $0.7 - $2.2 million in cash and our common stock, based on the 2004 operating performance of Amen, payable in April 2005. On a monthly basis beginning May 2004, we will place Euro 0.1 million into an escrow account for the benefit of the former shareholders, limited to Euro 0.7 million, related to this additional consideration, provided that Amen’s monthly operating performance meets or exceeds the targeted amount. We estimate that Amen will contribute positive cash flow in the remainder of 2004 of approximately $1.5 million.

During the second quarter of 2004, we will receive an inflow of cash in the amount of approximately $6 million for proceeds due to our U.K. operation arising out of the settlement of a litigated contractual dispute. This amount is recorded as a receivable in our balance sheet at March 31, 2004.

In April 2003, we announced the restarting of our previously authorized stock repurchase plan to acquire up to $10 million worth of VIA stock. The plan had not yet been restarted during the three months ended March 31, 2003. No shares were purchased in the three months ended March 31, 2004. We can suspend this plan at any time.

Cash used in operating activities was $9.2 million for the three months ended March 31, 2004 and $5.9 million for the three months ended March 31, 2003. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities. These losses include some significant non-cash items such as depreciation, amortization, provision for doubtful accounts receivable, impairment and unrealized foreign currency transaction gains and losses.

Cash used in investing activities was $9.7 million for the three months ended March 31, 2004 and $0.6 million for the same period in 2003. In the first quarter of 2004, we used cash to purchase Amen ($7.7 million including acquisition costs and net of cash acquired) (discussed above) and to acquire tangible fixed assets ($1.9 million). For the three months ended March 31, 2003, we used cash primarily to purchase tangible fixed assets.

Cash received from (used in) financing activities was $0.3 million for the three months ended March 31, 2004 and ($32,000) for the three months ended March 31, 2003. For the three months ended March 31, 2004, cash was received primarily from stock option exercises ($0.3 million) and in 2003, cash was used primarily to repay capital lease obligations.

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

In connection with the acquisition of Amen described above, we issued 673,652 shares of common stock at a price of $2 per share, having a total value of approximately $1.3 million for Amen common stock.

The foregoing statements regarding our liquidity and possible need for additional capital resources are forward-looking statements based on our current expectations, which involve certain risks and uncertainties. Actual results and the timing of these events could differ materially from these forward-looking statements depending upon certain factors that we cannot predict, including the nature, size and timing of future acquisitions and dispositions, if any, our future net income and our success in executing our Strategic Plan as well as other factors discussed in “Risk Factors” described in Exhibit 99-1 on this Form 10-Q, as well as those described in the “Risk Factors” section of our 2003 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion relates to any changes in our exposure to market risk, related to changes in interest rates and changes in foreign exchange rates from that disclosed in our 2003 Annual Report. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially due to a number of factors, as set forth in the “Risk Factors” included as Exhibit 99.1 on this Form 10-Q and included in the “Risk Factors” section of our 2003 Annual Report.

Foreign Currency Exchange Risks

Transaction risks

The parent company’s cash balances consist of Euros and U.S. dollars. The Euro bank account is revalued each month and the resultant gain or loss is reflected in the condensed consolidated statements of operations as “Foreign currency gains/(losses), net.” This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. For example, as of March 31, 2004, a 10% increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of approximately $9 million. The change in exposure from period to period is related to the change in the balance of the Euro cash and intercompany accounts. The parent company continues to hold approximately €11.7 million in the Euro cash account and remains exposed to changes in the foreign currency rate.

The fluctuation in the exchange rates resulted in foreign currency gains (losses) reflected in the consolidated statements of operations as “Foreign currency gains (losses), net” of $2.5 million and ($3.3) million for the three months ended March 31, 2003 and 2004 respectively.

Translation risks

The fluctuation in the exchange rates resulted in foreign currency translation (losses) gains reflected as a component of accumulated other comprehensive loss in stockholders’ equity, net of ($1.8) million and $1.9 million for the three months ended March 31, 2003 and 2004 respectively.

Exchange rates can vary significantly. The Euro high and low rates varied by approximately 7% in relation to the U.S. dollar during the three months ended March 31, 2004. The British pound high and low rates varied by approximately 8% in relation to the U.S. dollar during the three months ended March 31, 2004. This variation affects the average exchange rates used to translate the income statements of our operating companies whose functional currency is not U.S. dollars. At March 31, 2004, the Euro to U.S. dollar exchange rate was approximately 3% below where it was at the beginning of the year and the British pound to U.S. dollar exchange rate was approximately 3% above where it was at the beginning of the year. This variation affects the ending exchange rates used to translate amounts on the balance sheet of our operating companies whose functional currency is not U.S. dollars. Future changes in the value of the Euro and GBP could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

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

We have evaluated, with the oversight of our CEO and Interim CFO, the effectiveness of our Disclosure Controls and Procedures as of March 31, 2004. In designing and evaluating the Disclosure Controls and Procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures. In addition, we recognize that Disclosure Controls and Procedures by their nature can provide only reasonable assurance that our information flow objectives are met. As disclosed in previous periodic filings during 2001, material weaknesses in the internal control environment were identified. Management implemented a series of mitigating controls and procedures that fully addressed these material weaknesses in 2002. These procedures currently include additional and enhanced manual processes, procedures and controls including expanded analytical procedures and increased frequency and breadth of management inquiries. As of March 31, 2004 our CEO and Interim CFO have concluded that our Disclosure Controls and Procedures are effective in all material respects.

During the three months ended March 31, 2004, there have been no significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to work to improve our internal controls and Disclosure Controls and Procedures. Specifically, as previously disclosed we are continuing to perform a phased implementation to standardize processes and outsource back office functions that includes system automation and technology-enabled improvements associated with the general ledger accounting, accounts payable, accounts receivable, provisioning and billing administration, credit and collections and customer operations. This phased implementation is progressing well. We completed the finance outsourcing project in January of 2004 and expect to complete the billing project by mid-2004.

We believe that our current controls and procedures enable us to present our financial results fairly in all material respects, as required by U.S. generally accepted accounting principles.

PART II

Item 1. Legal Proceedings

There have been no significant developments regarding legal proceedings since the filing of VIA’s Form 10-K on March 29, 2004. See note 11 to the condensed consolidated financial statements for further information.

Item 2. Changes in Securities and Use of Proceeds

Changes in Securities:

None.

Use of Initial Public Offering Proceeds:

On February 11, 2000, we completed our initial public offering of shares of common stock, par value $.001 per share. Our initial public offering was made pursuant to a prospectus dated February 11, 2000, which was filed with the SEC as part of a registration statement, file No. 333-91615, that was declared effective by the SEC on February 10, 2000.

The net offering proceeds after deducting the expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through March 31, 2004, we have used $94.6 million for acquisitions of other businesses, including the repayment of debt for acquisitions we made in 1999, increases in our investment in various partially owned subsidiaries, $54.4 million for capital expenditures and approximately $142.0 million to fund operating losses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibits
Exhibit 31.1	Section 302 Certification – Chief Executive Officer
Exhibit 31.2	Section 302 Certification – Interim Chief Financial Officer
Exhibit 32	Written Statement of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1	Risk Factors

b) Reports on Form 8-K

We filed two reports on Form 8-K during the three months ended March 31, 2004. On February 3, 2004, we filed a Form 8-K announcing that our Board of Directors adopted a Stockholder Rights Plan. On February 19, 2004, we filed a Form 8-K announcing that we mailed to stockholders of record on February 12, 2004 a Summary of Stockholder Right Plan (“Summary”), and attaching the related cover letter and Summary as exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VIA NET.WORKS, INC.

Date: May 13, 2004	By:	/s/ Rhett S. Williams
Chief Executive Officer (Principal Executive Officer and Director

Date: May 13, 2004	By:	/s/ Cameron Mackenzie
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Interim Chief Financial Officer
32	Written Statement of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors