Form 10-Q
period 2004-06-30
VIA NET WORKS INC
filed 2004-08-13
CIK 1098402

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is: an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of August 2, 2004, there were outstanding 56,053,988 shares of the registrant’s common stock and 5,050,000 shares of the registrant’s non-voting common stock.

VIA NET.WORKS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	December 31, 2003	June 30, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,803	$42,291
Restricted cash	1,391	1,409
Trade and other accounts receivable, net of allowance of $1,911 and $2,879 respectively	14,295	13,868
Other current assets	4,542	6,157
Deferred tax assets	—	1,637
Total current assets	86,031	65,362
Property and equipment, net	12,003	12,455
Goodwill	3,111	14,154
Intangible assets, net	731	4,420
Other non-current assets	884	1,224
Deferred tax asset	7,928	7,928
Total assets	$110,688	$105,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,021	$11,997
VAT and other taxes payable	1,303	1,952
Current portion of capital lease obligations and long-term payables	173	426
Deferred revenue	13,264	18,636
Accrued expenses	7,659	8,950
Deferred tax liability	7,928	7,928
Other current liabilities	1,848	3,083
Total current liabilities	42,196	52,972
Capital lease obligations and long-term payables, less current portion	328	228
Deferred tax liability	—	1,142

Total liabilities	42,524	54,342

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 132,500,000 shares authorized; 61,507,694 and 62,624,777 shares issued, respectively	62	63
Additional paid-in capital	556,112	557,909
Treasury stock, 1,520,789 shares	(1,521)	(1,521)
Accumulated deficit	(452,154)	(473,448)
Accumulated other comprehensive loss	(34,335)	(31,802)
Total stockholders’ equity	68,164	51,201
Total liabilities and stockholders’ equity	$110,688	$105,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2004	2003	2004
Revenue	$16,612	$18,256	$34,378	$36,474

Operating costs and expenses:
Internet services	7,829	8,842	16,349	17,589
Selling, general and administrative	15,713	17,477	30,410	34,589
Impairment and restructuring charges	1,415	483	2,282	783
Depreciation and amortization	1,799	2,284	3,848	4,718
Total operating costs and expenses	26,756	29,086	52,889	57,679
Operating loss from continuing operations	(10,144)	(10,830)	(18,511)	(21,205)
Interest income	290	183	719	291
Interest expense	(3)	—	(7)	(18)
Other (expense) income, net	(96)	(203)	(144)	3,576
Foreign currency gains (losses), net	4,711	(554)	7,260	(3,881)
Loss from continuing operations before income taxes	(5,242)	(11,404)	(10,683)	(21,237)
Income tax expense	—	(73)	—	(57)
Net loss from continuing operations	(5,242)	(11,477)	(10,683)	(21,294)

Discontinued operations:
Loss from discontinued operations	(471)	—	(505)	—
Net loss	$(5,713)	$(11,477)	$(11,188)	$(21,294)

Basic and diluted loss per share:
Continuing operations	$(0.09)	$(0.19)	$(0.18)	$(0.35)
Discontinued operations	(0.01)	—	(0.01)	—
Net loss per share—basic and diluted	$(0.10)	$(0.19)	$(0.19)	$(0.35)

Shares used in computing basic and diluted loss per share	60,051,373	61,076,502	60,099,272	60,860,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(Unaudited)

	For the six months ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss from continuing operations	$(10,683)	$(21,294)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,848	4,718
Impairment charges	134	—
Provision for doubtful accounts receivable	633	563
Unrealized foreign currency transaction (gains) losses	(5,850)	2,867
Deferred tax	—	(319)
Stock compensation	—	80
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	717	(2,235)
Other current assets	(1,989)	941
Other non-current assets	14	35
Accounts payable	4,013	595
VAT and other taxes payable	(819)	274
Accrued expenses	(1,276)	191
Other current liabilities	(193)	1,134
Deferred revenue	(651)	529
Net cash used in operating activities	(12,102)	(11,921)
Cash flows from investing activities:
Increase in restricted cash	(45)	(58)
Acquisition of subsidiaries (net of cash acquired)	—	(7,976)
Purchases of property, equipment and other assets	(1,874)	(3,712)
Net cash used in investing activities	(1,919)	(11,746)
Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(84)	(119)
Purchase of treasury stock	(788)	—
Proceeds from issuance of common stock, net	133	369
Net cash (used in) received from financing activities	(739)	250
Cash flows used by discontinued operations	(30)	—
Effect of currency exchange rate changes on cash	(204)	(95)
Net decrease in cash and cash equivalents	(14,994)	(23,512)
Cash and cash equivalents, beginning of period	97,813	65,803
Cash and cash equivalents, end of period	$82,819	$42,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation and Recent Pronouncements

These condensed consolidated financial statements as of June 30, 2004 and for the three and six month periods ended June 30, 2003 and 2004 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. (“VIA” or “the Company”) as of and for the year ended December 31, 2003, included in VIA’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“2003 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the financial statements included in the 2003 Annual Report. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that management considers necessary to present fairly the consolidated financial position of VIA at June 30, 2004 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2003 and 2004. The results of operations for the three and six month periods ended June 30, 2004 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2004.

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

As each of the Italian, Brazilian and Mexican operations represented a component of an entity as defined by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified each operation as a discontinued operation for all periods presented. Revenues related to discontinued operations were approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2003 respectively, and nil for the three and six months ended June 30, 2004. The pre-tax loss, excluding accounting for the sale transaction, related to discontinued operations was approximately $0.5 million and $0.5 million for the three and six months ended June 30, 2003 respectively, and nil for the three and six months ended June 30 2004.

3.                                      Impairment and Restructuring Charges

Impairment charges:

There were no impairment charges for the three and six months ended June 30, 2004. During the first quarter of 2003, the Company recorded fixed asset impairment charges of $0.1 million for fixed asset fixtures and fittings that were written down to net realizable value as a result of the closure of the Reston office.

Restructuring charges:

In thousands of U.S. dollars	Employee termination payments	Future operating lease obligations	Other	Total Restructuring Charges
Balance at December 31, 2002	$415	$456	$—	$871
Additions	676	57	—	733
Reserves utilized	(610)	(73)	—	(683)
Balance at March 31, 2003	$481	$440	$—	$921
Additions	883	92	440	1,415
Reserves utilized	(901)	(66)	(99)	(1,066)
Foreign exchange	10	—	—	10
Balance at June 30, 2003	$473	$466	$341	$1,280

In thousands of U.S. dollars	Employee termination payments	Future operating lease obligations	Other	Total Restructuring Charges
Balance at December 31, 2003	$285	$276	$121	$682
Additions	151	—	149	300
Reserves utilized	(217)	(41)	(114)	(372)
Foreign exchange	1	—	—	1
Balance at March 31, 2004	$220	$235	$156	$611
Additions	361	—	122	483
Reserves utilized	(570)	(83)	(253)	(906)
Balance at June 30, 2004	$11	$152	$25	$188

2003

During the three and six months ended June 30, 2003, the Company recorded restructuring charges related to the implementation of its strategic plan of $1.4 million and $2.1 million respectively.  The restructuring charge for the three months ended March 31, 2003 related to severance payments at four of its European operations and an adjustment to the future lease obligations for the closure of the Reston, Virginia office. The restructuring charge for the three months ended June 30, 2003 related to severance payments at six of its European operations and at the corporate headquarters, future lease obligations on vacant office space in Germany, and implementation costs for back-office and administrative outsourcing initiatives.

The employee termination costs incurred in the first quarter of $0.7 million relate to the severance and benefits for twenty-seven employees at four European operations. Cash payments of $0.6 million were made in the quarter ($0.3 million by European operations and $0.3 million by Corporate). The employee termination costs incurred in the three months ended June 30, 2003 of $0.9 million include $0.7 million in severance and benefits for twenty-eight, predominately sales staff, at six European operations. Cash payments of $0.7 million were made in the period in respect of these accruals. In addition employee termination costs of $0.2 million were incurred at the corporate headquarters in respect of severance and benefits for two employees. This entire amount was paid in the three months ended June 30, 2003.

The future operating lease obligations balance at March 31, 2003 of $0.4 million related to the Reston office. The accrual was drawn down by the monthly payments on the office lease, which continues through February 2005, less the income from a sublease of the space. The future operating lease cost for the three months ended June 30, 2003 of $0.1 million related to the fair value of the future lease obligations on vacant office space in Germany, which continued through December 31, 2003.

Other charges of $0.4 million incurred in the three months ended June 30, 2003 related to the implementation costs for back-office and administrative outsourcing initiatives. Cash payments of $0.1 million were made in the quarter.

2004

The Company recorded restructuring charges of $0.5 million and $0.8 million during the three and six months ended June 30, 2004 respectively. The restructuring charge for the three months ended March 31, 2004 related to severance payments at the corporate headquarters and transition implementation costs for back-office and administrative outsourcing initiatives. The restructuring charge for the three months ended June 30, 2004 related to severance payments at the United Kingdom operation and corporate headquarters, and transition implementation costs for back-office and administrative outsourcing initiatives.

The employee termination costs of $0.2 million for the three months ended March 31, 2004 relate to five employees in finance at the corporate headquarters. Cash payments for severance and benefits of $0.2 million were made in the first quarter of 2004 by the European operations ($0.1 million) and Corporate ($0.1 million). The employee termination costs of $0.4 million for the three months ended June 30, 2004 relate to twenty-nine employees in the United Kingdom and three employees at corporate headquarters. Cash payments of $0.6 million were made in the quarter in respect of the March 31, 2004 accrual and costs incurred in the period. The remaining accrual of $11,000 at June 30, 2004 relates to three employees in the United Kingdom.

The accrual for future operating lease obligations, relating mainly to the Reston office, has been drawn down by the monthly payments on the office lease, which continues through February 2005, less the income from a sublease of the space. Other charges incurred in the three and six months ended June 30, 2004 related to the implementation costs for back-office and administrative outsourcing initiatives.

Certain of the actions VIA might take as part of its strategic plan may lead to additional impairment or restructuring charges in future periods and such amounts may be material.

4.                                      Acquisitions

In January 2004, the Company purchased 100% of the issued and outstanding shares of Amen SAS, Amen Srl and Amen Limited (collectively “Amen”), a European web-hosting company based in Paris, France. Amen has operations in France, the United Kingdom, Spain and Italy. The Company acquired Amen to strengthen its Europe segment and benefit from Amen’s operating platform and service offerings. The Company paid $7.5 million in cash and issued 673,652 shares of its common stock, which had a market value of $2 per share on the date of acquisition having a total value of approximately $1.3 million for Amen common stock. The former shareholders will have the opportunity to receive further consideration expected to be between $0.7—$1.8 million in cash and shares of the Company’s common stock, based on the 2004 operating performance of Amen. The purchase consideration calculated below includes $0.7 million of additional consideration, which is currently determinable. If any further amounts are paid to the former shareholders, this will result in a corresponding increase in the amount of goodwill recognized.

The purchase price allocation is as follows:

In thousands of U.S. dollars
Goodwill (Europe segment)	$11,393
Intangible assets	4,445
Other assets and liabilities	(5,006)

Purchase consideration, including acquisition costs	$10,832

The intangible assets are being amortized over 3-10 years. The results of Amen have been included from January 28, 2004, the acquisition date. The allocation of purchase consideration was amended from the preliminary allocation as a result of additional acquisition costs ($0.2 million). It is anticipated that the final allocation of the purchase price will not differ materially from this amended allocation.

The actual results of operations for the three and six months ended June 30, 2004 did not differ materially from the pro forma results of operations computed under the assumption that the acquisition was consummated effective January 1, 2004.

5.                                      Income Tax

The provision for taxes based on income for the 2003 and 2004 interim periods was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on management’s expectations of tax expense having an effective income tax rate of 0%.

6.                                      Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2003 and 2004 was as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands of U.S. dollars	2003	2004	2003	2004
Net loss	$(5,713)	$(11,477)	$(11,188)	$(21,294)
Foreign currency translation adjustment (losses) gains	(3,589)	607	(5,375)	2,533

Comprehensive loss	$(9,302)	$(10,870)	$(16,563)	$(18,761)

7.                                      Property and Equipment, net

Property and equipment consisted of the following:

In thousands of U.S. dollars	December 31, 2003	June 30, 2004
Hardware and other equipment	$16,393	$17,505
Network and data center assets	11,914	13,612
Software	14,471	16,394
Furniture and fixtures	1,105	1,051
	43,883	48,562
Accumulated depreciation	(31,880)	(36,107)
Property and equipment, net	$12,003	$12,455

Depreciation expense was $1.8 million for the three months ended June 30, 2003 and 2004. Depreciation expense was $3.8 million and $3.9 million for the six months ended June 30, 2003 and 2004, respectively.

8.                                      Goodwill

The changes in the carrying amount of goodwill during the three and six months ended June 30, 2004 are as follows:

In thousands of U.S. dollars	Total	Europe	Americas
Balance as of December 31, 2003	$3,111	$1,965	$1,146
Acquisition (see Note 4)	11,157	11,157	—
Foreign exchange adjustment	(284)	(284)	—
Balance as of March 31, 2004	$13,984	$12,838	$1,146
Acquisition (see Note 4)	236	236	—
Foreign exchange adjustment	(66)	(66)	—
Balance as of June 30, 2004	$14,154	$13,008	$1,146

9.                                      Intangible Assets, net

Intangible assets consisted of the following:

In thousands of U.S. dollars	December 31, 2003	June 30, 2004
Customer lists	$794	$3,054
Software	—	1,934
Tradename	—	242
Accumulated amortization	(63)	(810)
Intangible assets, net	$731	$4,420

Amortization expense for the three months ended June 30, 2003 and 2004 was nil and $0.5 million, respectively. Amortization expense for the six months ended June 30, 2003 and 2004 was nil and $0.8 million, respectively. See Note 4 for intangible asset additions from the acquisition of Amen.

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

	For the three months ended June 30,		For the six months ended June 30,
In thousands of U.S. dollars	2003	2004	2003	2004
Net loss (as reported)	$(5,713)	$(11,477)	$(11,188)	$(21,294)
Add back: Total stock-based employee compensation expense determined under intrinsic value method	—	—	—	80
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(740)	(509)	(1,924)	(1,118)
Pro forma net loss	$(6,453)	$(11,986)	$(13,112)	$(22,332)

Net loss per share, basic and diluted (as reported)	$(0.10)	$(0.19)	$(0.19)	$(0.35)
Net loss per share, basic and diluted (pro forma)	$(0.11)	$(0.20)	$(0.22)	$(0.37)

During the three months ended March 31, 2004, a total of 37,500 shares of the Company’s common stock were issued to two directors pursuant to the Company’s director compensation program. The market value of the stock as issued on the date of grant was $2.13 per share. This cost to the Company has been expensed in the condensed consolidated statement of operations for the six months ended June 30, 2004.

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

Guarantees

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, service providers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows and that this is the expectation for the future. Additionally, the fair value of the indemnifications that the Company issued during the three and six months ended June 30, 2003 and 2004 was not material to the Company’s financial position, results of operations or cash flows.

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

12.                               Segment Reporting

VIA offers a variety of Internet access, managed bandwidth, web-hosting, Internet security and related services to businesses and consumers in Europe and the Americas. As of June 30, 2004, VIA served primary markets in nine countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web-hosting and design, Internet security and consulting services, and sales of third-party hardware and software. All of the European operating companies are grouped into one reportable segment (Europe). The Company’s U.S operating company is reported as Americas. The Company is reorganizing its sales operations into two channels: VIA Express and Industry Solutions. As the channels further develop over 2004, it is anticipated that the Company will begin to manage its operations around these channels and will adapt its segment reporting accordingly.

The Company evaluates the performance of its segments based on revenue and operating loss. Corporate expenses, which also include the regional IRU companies, are shown to reconcile to the total consolidated figures. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts.

The table below presents the total assets by reportable segment as of June 30, 2003 and 2004. In addition, the table presents information about the reported revenue, operating loss from continuing activities, and impairment and restructuring charges of the Company’s segments for the three and six months ended June 30, 2003 and 2004.

In thousands of U.S. dollars	Europe	Americas	Corporate	Total
Total assets as of June 30, 2003	$37,211	$6,345	$88,205	$131,761
Total assets as of June 30, 2004	$50,365	$2,455	$52,723	$105,543
Three months ended June 30, 2003:
Revenue	$15,601	$1,011	$—	$16,612
Operating loss from continuing operations	(2,958)	(188)	(6,998)	(10,144)
Impairment and restructuring charges	775	—	640	1,415
Three months ended June 30, 2004:
Revenue	$17,308	$948	$—	$18,256
Operating loss from continuing operations	(3,001)	(219)	(7,610)	(10,830)
Impairment and restructuring charges	288	—	195	483
Six months ended June 30, 2003:
Revenue	$32,400	$1,978	$—	$34,378
Operating loss from continuing operations	(5,072)	(343)	(13,096)	(18,511)
Impairment and restructuring charges	1,451	—	831	2,282
Six months ended June 30, 2004:
Revenue	$34,611	$1,863	$—	$36,474
Operating loss from continuing operations	(5,232)	(610)	(15,363)	(21,205)
Impairment and restructuring charges	288	—	495	783

In the second and third quarters of 2003, VIA sold its operation in Italy previously reported in the Europe region and recognized Brazil and Mexico as discontinued operations (see Note 2).

13.                               Subsequent Events

On August 9, 2004, VIA announced that it entered into definitive agreements with PSI Net Europe B.V. and affiliated companies to acquire the PSINet Europe operations in Belgium, France, Germany, the Netherlands and Switzerland. These operations provide managed hosting, managed networks and monitored access services to more than 4,000 customers in mainland Europe. Under the terms of the deal, which is expected to close by August 19, 2004, VIA would pay total consideration for the shares and inter-company debt of the PSINet Europe companies as follows: Euro 10 million in cash (approximately $12.2 million) at closing; Euro 2 million (approximately $2.5 million), subject to adjustments for any deficit in the agreed working capital balance, to be paid in the fourth quarter of 2004; Euro 6 million (approximately $7.4 million) in cash or, at the option of the sellers, 4.5 million shares of VIA common stock, 15 months after closing, subject to any final adjustments for warranty claims, if any.

ITEM. 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in Item 1 of this Form 10-Q. This discussion contains forward-looking statements, or statements that relate to future events or our future performance. These statements include, but are not limited to those relating to the Company’s strategic plan and business model change, projections regarding financial impacts of the business model shift, new product roll-out, cost reductions in general, statements relating to reductions in cash usage, and any acquisition or disposition activities in which we engage, including the pending acquisition of PSINet Europe continental operations. These statements are only predictions or planned actions that are subject to a number of risks, uncertainties and other factors. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed in the “Risk Factors” described in Exhibit 99.1 on this Form 10-Q, as well as those described in the “Risk Factors” section of VIA’s 2003 Annual Report. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the Securities and Exchange Commission.

Overview

We are a provider of Internet-protocol (IP) based business communication solutions to small- and medium-sized enterprises, or SMEs, in Europe and the United States. We have operations in France, Germany, Italy, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States. We have recently announced the signing of definitive agreements to acquire the continental operations of PSINet Europe. If we successfully close this transaction, we would add to the VIA group a new operation in Belgium and expand upon our existing operations in Germany, the Netherlands, Switzerland and France.

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

Our products and services include web-hosting, Internet and network security services, virtual private networks (VPNs), and Internet access (through dial-up, DSL, or ISDN and leased-line connectivity). We also offer a voice communications product; thus, we have an added competitive advantage of being able to serve our customers as the single source for all of their communications requirements.

Our goal is to deliver returns to our shareholders by generating recurring and positive cash flows on a consolidated basis, while building an enduring and growing business. To this end, we have, over the past year-and-three-quarters, developed and begun implementing our Strategic Plan for 2003-2005.  The components of this Plan include the following:

•                  Build a solid operational foundation on which to construct a healthy organization and scalable business.  In 2003 and early 2004, we took major steps to reduce costs and increase operating efficiencies by outsourcing the systems and personnel of our network operations center and certain financial and accounting services, as well as introducing across all our operations a standardized billing, provisioning and customer-care platform. We moved certain financial and accounting services from our local operations to a single third party shared service center in one location. This shared service center manages general ledger and fixed asset accounting, accounts payable and receivable, and credit and collections. We have begun to see the benefits of the financial shared service center with improved processes and a tangible improvement in information flows to management. We expect to see an annual net savings of approximately $1.8 million from the financial shared service center. We completed the finance-outsourcing project in January 2004 and expect to complete the billing project for our current operations by the end of 2004. We expect continued benefits in terms of cost savings and operating efficiencies going forward.

•                  Re-examine the economics of our original business model and our legacy business.  We have recognized the strategic weakness in the economics of our legacy business; i.e., that the percentage of revenues we were generating from the sale of third-party access services was too high and that it lacked sufficient margins.  Moreover, we concluded that we were too dependent on third party pricing and services, and that we were attempting to compete in a commodity market without benefit of a necessary tool, our own network.

Following this reexamination, we immediately began to refocus our business model to align it with the realities of our industry’s economics. Accordingly:

•                  We shifted the focus of our business model from providing primarily dial-up and leased line Internet access services to offering high margin web-hosting and Internet security services that we can deliver on our own product platforms.

•                  We realigned our sales approach to drive this new focus: we improved the efficiency of our sales efforts by re-organizing our sales operations into two channels:

1.               Industry Solutions, which markets and sells a higher-value portfolio of bundled services through the efforts of our direct sales force professionals, and

2.               VIA Express, which sells lower-margin products and services by steering customers to our telephone-based sales and Internet stores.

•                  We are actively pursuing, and completing, strategic acquisitions and partnerships that complement or enhance our infrastructure, product offerings, channel strategies or customer base and that allow us to leverage our recently improved operational capabilities to realize higher margins from acquired revenue. (Our acquisition of Amen in January 2004 was the first example, and our recently announced agreement to acquire the mainland Europe operations of PSINet Europe B.V. is another.)

•                  We are continuing to improve operational performance.

Reflecting our current business model, as well as many of the actions already implemented, we believe we can achieve positive cash flow from consolidated operations by mid-2005. We expect this to be achieved through the generation of new and incremental revenues, which we anticipate generating from our new sales and product strategy. We believe we are positioned to achieve this objective: We have a cash position of $42.3 million. We have no material debt. We have successfully implemented a program to reduce our expenses; and we have developed and begun implementing a new business model designed to generate increased, and higher-margin, revenues.

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

Strategic Acquisitions and Divestments

As part of our Strategic Plan, and consistent with our goal of realizing higher margins, we continue to explore and evaluate acquisition and divestment opportunities, as well as partnerships, even as we remain committed to prudent cash management.  Our goal in pursuing these transactions is to complement or enhance our existing infrastructure, product offerings, channel strategies or customer base. Our strategic plan calls for us to be flexible and opportunistic regarding acquisitions and as a result, if we find one or more opportunities we believe are very attractive, we may decide to spend a substantial portion of our available cash to finance these acquisitions.

To date, we have identified, and acted upon, two such opportunities:

1.          In January 2004, we purchased 100% of the issued and outstanding shares of Amen SAS, Amen Srl and Amen Limited (collectively “Amen”), a group of European web-hosting companies based in Paris, France. Amen has operations in France, the United Kingdom, Spain and Italy. Our goal in acquiring Amen is to strengthen our Europe operation by leveraging Amen’s operating platform and service offerings. For this acquisition, we paid $7.5 million in cash and issued 673,652 shares of our common stock, which had a market value of $2 per share on the date of acquisition for a total value of approximately $1.3 million. The former shareholders will have the opportunity to receive further consideration that we expect will be between $0.7 - $1.8 million in cash and shares of VIA common stock, based on the 2004 operating performance of Amen. Information related to our operational opportunities as a result of this acquisition as well as other details and risks associated with the Amen business is described in the”Risk Factors” in Exhibit 99.1 on this Form 10-Q and the “Risk Factors” section of our 2003 Annual Report. To date, Amen has performed consistent with our expectations, both financially and operationally. Since the acquisition, Amen has contributed approximately $1.4 million of positive cash flows.

2.          On August 9, 2004, we announced that we entered into definitive agreements with PSI Net Europe B.V. and affiliated companies to acquire the PSINet Europe operations in Belgium, France, Germany, the Netherlands and Switzerland. (PSINet Europe’s U.K. operation is not part of the acquisition, nor is its headquarters and central functions.) These operations provide managed hosting, managed networks and monitored access services to more than 4,000 customers in mainland Europe.  Under the terms of the deal, which is expected to close by August 19, 2004, we would pay total consideration for the shares and inter-company debt of the PSINet Europe companies as follows: Euro 10 million in cash (approximately $12.2 million) at closing; Euro 2 million (approximately $2.5 million), subject to adjustments for any deficit in the agreed working capital balance, to be paid in the fourth quarter of 2004; Euro 6 million (approximately $7.4 million) in cash or, at the option of the sellers, 4.5 million shares of VIA common stock, 15 months after closing, subject to any final adjustments for warranty claims, if any.

We will continue to review appropriate acquisitions as the opportunities arise. We do not know whether we will be successful in identifying appropriate further opportunities and, if we are successful, and with respect to Amen and PSINet Europe, there is no assurance that such acquisitions or partnerships will be executed and integrated efficiently. Our corporate development program also calls for us to examine from time to time each of our operations and business segments to ensure their overall strategic fit and potential for contributing to shareholder value. To the extent that market conditions permit, and anticipated future opportunities for the operation or segment are not anticipated to contribute as required, we will seek to dispose, sell or otherwise discontinue that operation or segment.

Our Operations

In the second and third quarters of 2003, we sold VIA NET.WORKS Italy and recognized Brazil and Mexico as discontinued operations. These operations are accounted for as discontinued operations and have been excluded from the financial results from continuing operations, as well as the financial results for the comparative prior period. We acquired Amen in January 2004, which has operations in France, the United Kingdom, Spain, and Italy. The following table shows the revenue contribution from each of our continuing operations in the Europe and the Americas reporting segments. As of June 30, 2004 we owned 100% of all our operations.

Country	Percentages of Total Revenue from continuing operations for the Three Months Ended June 30, 2003	Percentages of Total Revenue from continuing operations for the Three Months Ended June 30, 2004	Percentages of Total Revenue from continuing operations for the Six Months Ended June 30, 2003	Percentages of Total Revenue from continuing operations for the Six Months Ended June 30, 2004
France	11%	10%	11%	10%
Germany	11%	11%	12%	11%
The Netherlands	13%	12%	12%	12%
Portugal	9%	8%	8%	8%
Spain	3%	2%	3%	2%
Switzerland	12%	12%	13%	12%
United Kingdom	35%	28%	35%	30%
United States	6%	5%	6%	5%
Amen:	—%	12%	—%	10%
Amen France	—%	9%	—%	8%
Amen United Kingdom	—%	2%	—%	1%
Amen Spain	—%	1%	—%	1%
Amen Italy	—%	<1%	—%	<1%

RESULTS OF OPERATIONS

Three and six months ended June 30, 2003 compared with the three and six months ended June 30, 2004

Foreign Currency Impact

Foreign exchange rates can vary significantly and impact our results of operations, which are reported in U.S. dollars. As a percentage of consolidated revenues, we had operations conducting business in the following underlying currencies:

	Three months ended		Six months ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Euro	47%	53%	46%	52%
Great British pounds	35%	30%	35%	31%
Swiss Francs	12%	12%	13%	12%
U.S. Dollars	6%	5%	6%	5%

	100%	100%	100%	100%

The Euro varied by approximately 5% in relation to the U.S. dollar during the second quarter of 2004 and by approximately 10% in the six months ended June 30, 2004. The British pound varied by approximately 6% in relation to the U.S. dollar during the second quarter of 2004 and by approximately 10% in the six months ended June 30, 2004. The Euro varied by approximately 9% in relation to the U.S. dollar during the second quarter of 2003 and by approximately 15% in the six months ended June 30, 2003. The British pound varied by approximately 9% in relation to the U.S. dollar during the three and six months ended June 30, 2003. These exchange rate fluctuations have a significant impact on our reported results of operations, including revenue, expenses and net loss.

The average Euro-to-U.S. dollar foreign exchange rate for the three and six months ended June 30, 2004 was 6% and 11% higher respectively than the average Euro-to-U.S. dollar foreign exchange rate for the corresponding periods in 2003. The average British pound-to-U.S. dollar foreign exchange rate for the three and six months ended June 30, 2004 was 12% and 13% higher respectively than the average British pound-to-U.S. dollar foreign exchange rate for the corresponding periods in 2003. The effect of the weakening of the U.S. dollar is that revenues, operating costs and expenses and operating profits and losses in operations with a functional currency other than U.S. dollars translate into larger U.S. dollar amounts than would have been the case had foreign exchange rates remained unchanged.

Revenue:

	Three months ended			Six months ended
	June 30, 2003	June 30, 2004	% Increase/ (Decrease)	June 30, 2003	June 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Revenue	16,612	18,256	10%	34,378	36,474	6%

We derive our revenue from the sale of Internet-related goods and services, specifically third party hardware and software and Internet connectivity services, other Internet value-added services, such as hosting, security and IP VPN, and voice services.

Revenue for the three months ended June 30, 2004 was $18.3 million, up from $16.6 million for the three months ended June 30, 2003. The increase in revenues quarter over quarter is partly attributable to revenues recorded in the second quarter of 2004 by the Amen business, which we acquired in January 2004 (impact of approximately $2.1 million) as discussed above. In addition, the average Euro-to-U.S. dollar foreign exchange rate and British pound-to-U.S. dollar foreign exchange rate for the three months ended June 30, 2004 have strengthened by approximately 6% and 12% respectively when compared with the corresponding period last year, thus having a positive impact on revenues during the second quarter of 2004 of approximately $1.1 million. That positive impact offset the decrease in underlying revenue (in all countries except Switzerland) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in underlying revenue is most significant in our UK operation as discussed further below.

Revenue for the six months ended June 30, 2004 was $36.5 million, up from $34.4 million for the six months ended June 30, 2003. The increase in revenues is partly attributable to revenues recorded in the first half of 2004 by the Amen business, which we acquired in January 2004 (impact of approximately $3.6 million) as discussed above. In addition, the average Euro-to-U.S. dollar foreign exchange rate and British pound-to-U.S. dollar foreign exchange rate for the six months ended June 30, 2004 have strengthened by approximately 11% and 13% respectively when compared with the corresponding period last year, thus having a positive impact on revenues during the first half of 2004 of approximately $3.1 million. That positive impact offset the decrease in underlying revenue (in all countries, and notably in the UK, Germany and France) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

UK revenues, excluding the impact of foreign exchange and the acquisition of Amen’s UK business, decreased by 19% (approximately $1.3 million) and 21% (approximately $2.9 million) in the three and six months ended June 30, 2004 respectively, compared with the corresponding periods in 2003. This decline in revenue is primarily the result of customer churn, price erosion and cash collection issues. German revenues, excluding the impact of foreign exchange, decreased by 15% (approximately $0.7 million) in the six months ended June 30, 2004, compared with the corresponding period in 2003. This decline in revenue is due to customer cancellations and price erosion. French revenues, excluding the impact of foreign exchange and the acquisition of Amen’s French business, decreased by 13% (approximately $0.6 million) due to customer churn and fewer hardware and software sales in the first quarter.

As a result of our continuous assessment of our operating results and prospective future revenues, by the end of the fourth quarter 2003, management concluded that increased competition and price erosion would have a significant impact on our future ability to grow our core business of selling Internet access services, particularly through our labor-intensive sales channels. As a result, in the beginning of 2004 we began a strategic shift of our sales and channel focus from Internet access to web-hosting and Internet security services to be sold through our new VIA Express channel. This shift is intended to increase our opportunities for profitable revenue growth. Reflecting the recent timing of this strategic change in sales focus, we have yet to realize the expected positive impact. As illustration, recently, in June 2004, we announced the introduction of Microsoft-based shared hosting, the foundation of the VIA Express channel.

During the second quarter of 2004, approximately 60% of our revenue was derived from Internet access services, 25% from web hosting, 5% from Internet security services, and 10% from other revenue sources. We expect that the percentage of future revenues from Internet access services will decline as we maintain our focus on growing our web hosting and managed security and other services. Because of the systemic errors and limitations we experienced with our legacy billing platforms, we are not able to provide an accurate breakdown of our revenues for prior periods.

OPERATING COSTS AND EXPENSES:

Internet services:

	Three months ended			Six months ended
	June 30, 2003	June 30, 2004	% Increase/ (Decrease)	June 30, 2003	June 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Internet services	7,829	8,842	13%	16,349	17,589	8%
% of Total Revenue	47%	48%		48%	48%

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

Our Internet services operating costs were $8.8 million, or 48% of revenues, for the three months ended June 30, 2004, up from $7.8 million, or 47% of revenues, for the three months ended June 30, 2003. Our Internet services operating costs were $17.6 million, or 48% of revenues, for the six months ended June 30, 2004, compared with $16.3 million, or 48% of revenues, for the six months ended June 30, 2003. The increase in Internet services expenses is partly attributable to the Internet services costs of the Amen business acquired in January 2004 (impact of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2004 respectively) discussed above and partly attributable to the translation impact of foreign currency movements (impact of approximately $0.5 million and $1.6 million for the three and six months ended June 30, 2004 respectively). Excluding Amen’s Internet services costs and the adverse impact of the strengthening Euro and British pound-to-U.S. dollar foreign currency exchange rates, Internet services costs increased by approximately 2% for the three months ended June 30, 2004 and decreased by approximately 5% for the six months ended June 30, 2004, from the corresponding periods in 2003.

The increase in Internet services operating costs in the second quarter of 2004, excluding Amen’s Internet services costs and the adverse impact of the strengthening Euro and British pound-to-U.S. dollar foreign currency exchange rates, is attributable to the release of telecommunication cost accruals in the second quarter of 2003 in connection with disputed charges and line-cancellation credits in two operations in the European reporting segment (approximately $0.6 million). The year-over-year decrease in Internet services costs in the six months ended June 30, 2004, excluding Amen’s Internet services costs and the adverse impact of the strengthening Euro and British pound-to-U.S. dollar foreign currency exchange rates, is primarily due to lower revenues from decreased customer network usage, decreasing market rates for network bandwidth, and non-recurring benefits of $0.5 million in the first quarter of 2004 following the resolution of a number of Internet services cost disputes.

Selling, general and administrative:

	Three months ended			Six months ended
	June 30, 2003	June 30, 2004	% Increase/ (Decrease)	June 30, 2003	June 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Selling, general & administrative	15,713	17,477	11%	30,410	34,589	14%
% of Total Revenue	95%	96%		88%	95%

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

We incurred SG&A expenses of $17.5 million for the three months ended June 30, 2004, an 11% increase from the $15.7 million we incurred for the three months ended June 30, 2003. The increase in SG&A expenses quarter over quarter is partly attributable to expenses associated with the Amen business acquired in January 2004 (impact of approximately $1.3 million) discussed above and partly due to the strengthening of the Euro and British pound-to-U.S. dollar foreign currency exchange rates of approximately $0.6 million. Excluding Amen’s SG&A expenses and the adverse impact of the foreign currency exchange rates, SG&A expenses decreased by approximately 1%, or $0.2 million, for the three months ended June 30, 2004, compared with the corresponding period in 2003. This is due to a decrease in compensation expense and bad debt expense, offset by an increase in professional fees.

We incurred SG&A expenses of $34.6 million for the six months ended June 30, 2004, a 14% increase from the $30.4 million we incurred for the six months ended June 30, 2003. The increase in SG&A expenses year over year is partly attributable to expenses associated with the Amen business acquired in January 2004 (impact of approximately $2.1 million) discussed above and partly due to the strengthening of the Euro and British pound-to-U.S. dollar foreign currency exchange rates of approximately $1.8 million. The balance of the difference, for the six months ended June 30, 2004 compared to the corresponding period in 2003, is attributable to an increase in professional fees and marketing expenses, partially offset by a decrease in compensation expense.

Compensation expense accounted for approximately 58% ($10.1 million) of total SG&A costs for the three months ended June 30, 2004, compared with 63% ($9.9 million) for the three months ended June 30, 2003.  Compensation expense accounted for approximately 57% ($19.7 million) of total SG&A costs for the six months ended June 30, 2004, compared with 63% of total SG&A costs ($19.2 million) for the six months ended June 30, 2003. The increase in compensation expense of 3% and 2% for the three and six months ended June 30, 2004 respectively compared to the same periods in 2003 is due to the Amen acquisition and the strengthening of the Euro and British pound-to-U.S. dollar foreign currency exchange rates. Excluding these factors, compensation expense decreased approximately 13% and 10%, respectively, in the three and six months ended June 30, 2004 compared with the corresponding periods in 2003 primarily due to head count reductions. Headcount (excluding Amen) at June 30, 2004 decreased by approximately 19% from June 30, 2003. Compensation expense did not decline by the same percentage due to higher one-off severance payments made in the six months ended June 30, 2004 and the relative salary levels of the employees terminated.

In the three and six months ended June 30, 2004, marketing expenses increased by approximately $0.5 million, or 123%, and $1.1 million, or 176%, respectively, from the corresponding periods in 2003. For the three months ended June 30, 2004, most of the increase in marketing expenses is attributable to the Amen business. For the six months ended June 30, 2004, $0.7 million of the increase in marketing expenses is attributable to the Amen business and the impact of foreign exchange.

Professional fees, related to legal, audit, outsourcing and other consulting fees, accounted for approximately 15% and 8% of total SG&A for the three months ended June 30, 2004 and 2003 respectively and for approximately 13% and 8% of total SG&A for the six months ended June 30, 2004 and 2003 respectively. The increase in professional fees of 91% and 71% for the three and six months ended June 30, 2004 respectively compared with the corresponding periods in 2003 relates to Amen management fees, expenses for outsourcing certain finance and accounting services, and increased consulting fees in one of our local operations and the corporate headquarters.

Bad debt expense in the three and six months ended June 30, 2004 was $0.2 million and $0.6 million respectively compared with $0.4 million and $0.6 million for the corresponding periods in 2003. The decrease in bad debt expense quarter over quarter is primarily due to a decrease in bad debt charges in our European operations.

Impairment and restructuring charges:

	Three months ended			Six months ended
	June 30, 2003	June 30, 2004	% Increase/ (Decrease)	June 30, 2003	June 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Impairment and restructuring charges	1,415	483	(66)%	2,282	783	(66)%
% of Total Revenue	9%	3%		7%	2%

During the three and six months ended June 30, 2004, we recorded impairment and restructuring changes of $0.5 million and $0.8 million respectively. The restructuring charge for the three months ended June 30, 2004 related to severance payments for twenty-nine staff at our United Kingdom operation and three staff at the corporate headquarters, and transition implementation costs for back-office and administrative outsourcing initiatives. The restructuring charge for the three months ended March 31, 2004 of $0.3 million related to severance payments at our corporate headquarters and transition implementation costs for back-office and administrative outsourcing initiatives.

During the three and six months ended June 30, 2003 we recorded restructuring and impairment charges related to the implementation of our strategic plan of $1.4 million and $2.3 million, respectively. The restructuring charge for the three months ended June 30, 2003 related to severance payments for twenty-eight predominately sales staff at six of our European operations and at the corporate headquarters, future lease obligations on vacant office space in Germany, and implementation costs for back-office and administrative outsourcing initiatives. The impairment and restructuring charges of $0.9 million for the three months ended March 31, 2003 related to severance payments at four of our operations, and an adjustment to the future lease obligations and an impairment charge for fixtures and fittings both relating to the closure of the Reston, Virginia office. See Note 3 to the unaudited condensed consolidated financial statements for further information.

Depreciation and amortization:

	Three months ended			Six months ended
	June 30, 2003	June 30, 2004	% Increase/ (Decrease)	June 30, 2003	June 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Depreciation and amortization	1,799	2,284	27%	3,848	4,718	23%
% of Total Revenue	11%	13%		12%	13%

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

Our depreciation and amortization expense was $2.3 million for the three months ended June 30, 2004, up from $1.8 million for the three months ended June 30, 2003. Depreciation and amortization expense was $4.7 million for the six months ended June 30, 2004, up from $3.8 million for the six months ended June 30, 2003. For the three months ended June 30, 2004, $1.8 million related to the depreciation of fixed assets and $0.5 million related to the amortization of intangible assets. For the six months ended June 30, 2004, $3.9 million related to the depreciation of fixed assets and $0.8 million related to the amortization of intangible assets. For the three and six months ended June 30, 2003, all of our depreciation and amortization expense was related to the depreciation of fixed assets. The increase in total depreciation and amortization expense is primarily due to the acquisition of Amen resulting in amortization of identified intangible assets and depreciation of tangible fixed assets totaling approximately $0.6 million and $0.9 million for the three and six months ended June 30, 2004 respectively. Excluding Amen, the depreciation expense increased slightly during the six months ended June 30, 2004 compared to the same period in 2003 due to the impact of foreign currency exchange rates (approximately $0.2 million).

Interest income, net:

	Three months ended			Six months ended
	June 30, 2003	June 30, 2004	% Increase/ (Decrease)	June 30, 2003	June 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Interest income, net	287	183	(36)%	712	273	(62)%
% of Total Revenue	2%	1%		2%	1%

For the three and six months ended June 30, 2004, we earned $0.2 million and $0.3 million in interest income, down from $0.3 million and $0.7 million for the three and six months ended June 30, 2003. Interest income was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in interest income is primarily due to the decrease in the available cash for investing. We also incurred nil and $18,000 of interest expense for the three and six months ended June 30, 2004, compared with $3,000 and $7,000 of interest expense incurred in the same periods in 2003.

Other (expense) income, net:

	Three months ended			Six months ended
	June 30, 2003	June 30, 2004	% Increase/ (Decrease)	June 30, 2003	June 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Other (expense) income, net	(96)	(203)	111%	(144)	3,576	2,583%
% of Total Revenue	(1)%	(1)%		(0)%	10%

For the three months ended June 30, 2004, we incurred other expense, net of $0.2 million related to the recognition of a contingent liability in one of our European operations.  For the six months ended June 30, 2004, we earned other income, net in the amount of $3.6 million related primarily to the settlement of a commercial litigation in our UK operation recognized in the first quarter of 2004 ($3.8 million). An additional $2.2 million was recognized in the fourth quarter of 2003. We received cash of approximately $6 million for this settlement in the second quarter of 2004. For the three and six months ended June 30, 2003, we incurred other expense, net of $0.1 million and $0.1 million respectively relating mainly to losses on equipment disposals.

Foreign currency gains (losses), net:

	Three months ended			Six months ended
	June 30, 2003	June 30, 2004	% Increase/ (Decrease)	June 30, 2003	June 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Foreign currency gains (losses), net	4,711	(554)	(112)%	7,260	(3,881)	(153)%
% of Total Revenue	28%	(3)%		21%	(11)%

We recognized a foreign currency loss of  $0.6 million and $3.9 million for the three and six months ended June 30, 2004 respectively, as compared to a gain of $4.7 million and $7.3 million for the three and six months ended June 30, 2003. The change from period to period was primarily due to the fluctuation in the exchange rate of the Euro and British pound as compared to the U.S. dollar and its impact on the revaluation of our Euro and British pound denominated intercompany balances held by the parent company and on our Euro denominated cash accounts. See ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Foreign Currency Exchange Risks for more information.

We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. At June 30, 2004, the parent company maintained a Euro cash reserve of Euro 11.5 million.

Liquidity and Capital Resources

Liquidity

We began 2004 with $65.8 million in cash and cash equivalents and $1.4 million in restricted cash. We had negative cash flow of $23.5 million for the six months ended June 30, 2004, leaving us with $42.3 million in cash and cash equivalents and $1.4 million in restricted cash at June 30, 2004. Our negative cash flow for the six months ended June 30, 2004 increased by $8.5 million compared with our negative cash flow of $15.0 million for the six months ended June 30, 2003 primarily due to the Amen acquisition discussed below and an increase in purchases of tangible fixed assets.

We believe our available cash will be sufficient to fund our expenditures under our strategic business plans and our working capital and capital expenditure requirements until we achieve positive net cash flows. At that point, we expect to still have adequate cash reserves remaining to support our working capital and capital expenditure requirements, even as we pursue our acquisition strategy discussed below. Our expectation for reaching positive cash flows is dependant on our successful implementation of our Strategic Plan and the business focus shift described above. There can be no assurances we will be successful in these efforts. If, contrary to management’s expectations, we use all our available cash before reaching positive cash flows, or if we reach such point without sufficient cash reserves remaining, we may not be able to continue our operations unless we obtain other financing. We expect our capital requirements for the remainder of 2004 to total approximately $4 million, primarily to support new sales. Capital requirements beyond 2004 will principally be related to supporting revenue growth.

In our Form 10-Q for the three months ended March 31, 2004, we stated our expectations that we would end 2004 with a cash balance of $33 to $36 million. On August 9, 2004, we announced that we entered into definitive agreements with PSI Net Europe B.V. and affiliated companies to acquire the PSINet Europe operations in Belgium, France, Germany, the Netherlands and Switzerland. Under the terms of the deal, which is expected to close by August 19, 2004, we would pay total consideration for the shares and intercompany debt of the PSINet Europe companies as follows: Euro 10 million in cash (approximately $12.2 million) at closing; Euro 2 million (approximately $2.5 million), subject to adjustments for any deficit in the agreed working capital balance, to be paid in the fourth quarter of 2004; Euro 6 million (approximately $7.4 million) in cash or, at the option of the sellers, 4.5 million shares of VIA common stock, 15 months after closing, subject to any final adjustments for warranty claims, if any. We will issue an unsecured zero coupon convertible note on closing as consideration for the latter payment.

Assuming the transaction is successfully closed, we expect that our cash balances for the end of the year would be reduced by the amount of the consideration that is payable during the third and fourth quarters of this year. Subject to close, VIA expects that its cash balances will also be impacted by the costs it would incur and pay for during these periods in transitioning the change of control and in restructuring the acquired operations. We anticipate that the newly acquired operations would, when integrated, contribute positively to our cash flow. Outside of the cash impact of the pending transaction, we expect that our net cash use for the balance of the year will be negatively impacted (by approximately $2 to $5 million) primarily due to softer than anticipated results in our Industry Solutions channel and our plan to bring forward marketing and personnel expenditures for VIA Express in order to accelerate revenue and cash growth into 2005. We anticipate that the accelerated expenditures for VIA Express for the balance of 2004 will generate increased cash flows into 2005 offsetting these negative impacts.

Notwithstanding the prospective cash impacts of the pending acquisition of the PSINet Europe companies, the softness in the Industry Solutions channel, and accelerated spending for the VIA Express channel, we continue to expect that VIA will reach the point of positive cash flows by mid-2005. This is dependent upon the achievement of new and incremental revenues, which we anticipate generating from our new sales and product strategy. Management intends to provide more specific indications of our expected cash position, in the Form 10-Q for three and nine months ended September 30, 2004, after closing the transaction with PSINet, finalizing plans to eliminate redundancies in the two operations, and taking into account results of VIA’s third quarter operations.

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

We are continuing to pursue the identification of additional potential partners and strategic acquisitions. If we are successful in these endeavors, we may use a portion of our cash balances to finance all or a portion of these potential transactions. We also intend to seek to utilize the value of our share capital as consideration for any investment and we may also consider other opportunities to finance attractive acquisitions, such as the sale of non-core assets or business operations. As part of this acquisition strategy, in January 2004, we acquired Amen. In connection with this acquisition, we spent approximately $7.5 million in cash and issued common stock having a total value of approximately $1.3 million at the time of the purchase. The former shareholders will have the opportunity to receive further consideration that we expect will be between $0.7 - $1.8 million in cash and shares of VIA common stock, based on the 2004 operating performance of Amen, payable in April 2005. On a monthly basis beginning in May 2004, we have placed Euro 0.1 million into an escrow account for the benefit of the former shareholders, limited to Euro 0.7 million, related to this additional consideration, provided that Amen’s monthly operating performance meets or exceeds the targeted amount. We estimate that Amen will contribute positive cash flow in the remainder of 2004 of approximately $1.5 million.

In April 2003, we announced the restarting of our previously authorized stock repurchase plan to acquire up to $10 million worth of VIA stock. No shares were purchased in the six months ended June 30, 2004. In the second quarter of 2003, we purchased 823,593 shares of our common stock at a total cost of $0.8 million. We can suspend this plan at any time.

Cash used in operating activities was $11.9 million for the six months ended June 30, 2004, down from $12.1 million for the six months ended June 30, 2003. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities. These losses include some significant non-cash items such as depreciation, amortization, provision for doubtful accounts receivable, impairment and unrealized foreign currency transaction gains and losses.

Cash used in investing activities was $11.7 million for the six months ended June 30, 2004, and $1.9 million for the corresponding period in 2003. In 2004, we used cash to purchase Amen ($8.0 million including acquisition costs and net of cash acquired) (discussed above) and to acquire tangible fixed assets ($3.7 million). For the six months ended June 30, 2003, we used cash primarily to purchase tangible fixed assets.

Cash received from (used in) financing activities was $0.3 million for the six months ended June 30, 2004, and ($0.7 million) for the six months ended June 30, 2003. For the six months ended June 30, 2004, cash was received primarily from stock option exercises ($0.4 million) and in 2003, cash was used primarily to purchase treasury stock ($0.8 million).

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

In connection with the acquisition of Amen described above, we issued 673,652 shares of common stock at a price of $2 per share, having a total value of approximately $1.3 million on the date of acquisition for Amen common stock.

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

Foreign Currency Exchange Risks

Transaction risks

The parent company’s cash balances consist of Euros and U.S. dollars. The Euro bank account is revalued each month and the resultant gain or loss is reflected in the condensed consolidated statements of operations as “Foreign currency gains/(losses), net.” This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. For example, as of June 30, 2004, a 10% increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of approximately $9 million. The change in exposure from period to period is related to the change in the balance of the Euro cash and intercompany accounts. The parent company continues to hold approximately €11.5 million in the Euro cash account and remains exposed to changes in the foreign currency rate.

The fluctuation in the exchange rates resulted in foreign currency gains (losses) reflected in the consolidated statements of operations as “Foreign currency gains (losses), net” of ($0.6 million) and ($3.9 million) for the three and six months ended June 30, 2004 respectively, and $4.7 million and $7.3 million for the same periods in 2003.

Translation risks

The fluctuation in the exchange rates resulted in foreign currency translation (losses) gains reflected as a component of accumulated other comprehensive loss in stockholders’ equity, net of $0.6 million and $2.5 million for the three and six months ended June 30, 2004 respectively, and ($3.6 million) and ($5.4 million) for the same periods in 2003.

Exchange rates can vary significantly. The Euro high and low rates varied by approximately 5% and 10% in relation to the U.S. dollar during the three and six months ended June 30, 2004 respectively. The British pound high and low rates varied by approximately 6% and 10% in relation to the U.S. dollar during the three and six months ended June 30, 2004 respectively. This variation affects the average exchange rates used to translate the income statements of our operating companies whose functional currency is not U.S. dollars. At June 30, 2004, the Euro-to-U.S. dollar exchange rate was approximately 4% below where it was at the beginning of the year and the British pound to U.S. dollar exchange rate was approximately 2% above where it was at the beginning of the year. This variation affects the ending exchange rates used to translate amounts on the balance sheet of our operating companies whose functional currency is not U.S. dollars. Future changes in the value of the Euro and GBP could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

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

We have evaluated, with the oversight of our CEO and Interim CFO, the effectiveness of our Disclosure Controls and Procedures as of June 30, 2004. In designing and evaluating the Disclosure Controls and Procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures. In addition, we recognize that Disclosure Controls and Procedures by their nature can provide only reasonable assurance that our information flow objectives are met. As disclosed in previous periodic filings during 2001, material weaknesses in the internal control environment were identified. Management implemented a series of mitigating controls and procedures that fully addressed these material weaknesses in 2002. These procedures currently include additional and enhanced manual processes, procedures and controls including expanded analytical procedures and increased frequency and breadth of management inquiries. As of June 30, 2004 our CEO and Interim CFO have concluded that our Disclosure Controls and Procedures are effective in all material respects.

During the six months ended June 30, 2004, there have been no significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to work to improve our internal controls and Disclosure Controls and Procedures. Specifically, as previously disclosed we are continuing to perform a phased implementation to standardize processes and outsource back office functions that includes system automation and technology-enabled improvements associated with the general ledger accounting, accounts payable, accounts receivable, provisioning and billing administration, credit and collections and customer operations. This phased implementation is progressing well. We completed the finance-outsourcing project in January of 2004 and expect to complete the billing project by the end of 2004.

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

The net offering proceeds after deducting the expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through June 30, 2004, we have used $95.3 million for acquisitions of other businesses, including the repayment of debt for acquisitions we made in 1999, increases in our investment in various partially owned subsidiaries, $56.2 million for capital expenditures and approximately $144.3 million to fund operating losses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 27, 2004, the Annual Meeting of Shareholders was held at the Company’s offices located in Schiphol, the Netherlands, beginning at 12:00 pm Central European Time. At the annual meeting, shareholders considered and approved the election of two Class I directors to serve for a three-year term, by the number of votes indicated below:

DIRECTOR	VOTES FOR	WITHHELD

Michael McTighe	45,482,330	1,504,495
Rhett S. Williams	45,481,330	1,505,495

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

b) Reports on Form 8-K

We filed 3 reports on Form 8-K during the three months ended June 30, 2004. On April 5, 2004, we filed a Form 8-K announcing our financial results for the fourth quarter and the year ended December 31, 2003. On April 6, 2004, we filed a Form 8-K announcing certain statements made during the conference call held to discuss our financial results for the fourth quarter and the year ended December 31, 2003. On June 17, 2004, we filed a Form 8-K announcing that we received a letter from The Nasdaq Stock Market indicating that our common stock has failed to meet Nasdaq’s requirement that the common stock trade above $1.00 per share because it has traded below $1.00 per share for the preceding 30 consecutive trading days.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VIA NET.WORKS, INC.

Date: August 13, 2004	By:	/s/ Rhett S. Williams
Chief Executive Officer (Principal Executive Officer) and Director

Date: August 13, 2004	By:	/s/ Cameron Mackenzie
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Interim Chief Financial Officer
32	Written Statement of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors