Form 10-Q/A
period 2004-06-30
VIA NET WORKS INC
filed 2004-08-18
CIK 1098402

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

Explanatory Note:

This is to amend the cover page of VIA NET.WORKS, Inc.’s Form 10-Q for the three and six months ended June 30, 2004 to correct the fact that, due to a printer’s error, the box regarding the registrant’s accelerated filer status was incorrectly marked "Yes". No other changes to the Form 10-Q previously filed have been made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VIA NET.WORKS, INC.

Date: August 18, 2004	By:	/s/ Rhett S. Williams
Chief Executive Officer (Principal Executive Officer) and Director

Date: August 18, 2004	By:	/s/ Cameron Mackenzie
Interim Chief Financial Officer (Principal Financial and Accounting Officer)