Form 10-Q
period 2004-09-30
VIA NET WORKS INC
filed 2004-11-15
CIK 1098402

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 9, 2004, there were outstanding 56,053,988 shares of the registrant’s common stock and 5,050,000 shares of the registrant’s non-voting common stock.

VIA NET.WORKS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2004
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2004
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX

PART I

ITEM 1. FINANCIAL STATEMENTS

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	December 31, 2003	September 30, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,803	$23,942
Restricted cash	1,391	5,159
Trade and other accounts receivable, net of allowance of $1,911 and $2,794 respectively	14,295	12,842
Prepayments	3,610	5,246
Other current assets	932	969
Deferred tax assets	—	1,655
Total current assets	86,031	49,813
Property and equipment, net	12,003	14,807
Goodwill	3,111	40,379
Intangible assets, net	731	8,764
Other non-current assets	884	451
Deferred tax asset	7,928	7,928
Total assets	$110,688	$122,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,021	$13,352
VAT and other taxes payable	1,303	1,200
Current portion of capital lease obligations and long-term payables	173	985
Deferred revenue	13,264	13,539
Accrued expenses	7,659	20,029
Deferred tax liability	7,928	7,928
Other current liabilities	1,848	4,666
Total current liabilities	42,196	61,699
Capital lease obligations and long-term payables, less current portion	328	7,385
Deferred tax liability	—	2,644
Total liabilities	42,524	71,728

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 132,500,000 shares authorized; 61,507,694 and 62,624,777 shares issued, respectively	62	62
Additional paid-in capital	556,112	557,909
Treasury stock, 1,520,789 shares	(1,521)	(1,521)
Accumulated deficit	(452,154)	(480,100)
Accumulated other comprehensive loss	(34,335)	(25,936)
Total stockholders’ equity	68,164	50,414
Total liabilities and stockholders’ equity	$110,688	$122,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2004	2003	2004
Revenue	$10,681	$18,156	$32,959	$43,924

Operating costs and expenses:
Internet services	5,783	8,809	17,487	22,005
Selling, general and administrative	10,518	14,252	32,374	43,269
Impairment and restructuring charges	850	1,293	2,643	1,788
Depreciation and amortization	1,545	2,045	4,278	5,990
Total operating costs and expenses	18,696	26,399	56,782	73,052
Operating loss from continuing operations	(8,015)	(8,243)	(23,823)	(29,128)
Interest income	224	165	943	456
Interest expense	(2)	(82)	(12)	(100)
Other (expense) income, net	(65)	81	(286)	(161)
Foreign currency gains (losses), net	1,545	2,140	8,809	(1,734)
Loss from continuing operations before income taxes	(6,313)	(5,939)	(14,369)	(30,667)
Income tax expense	—	(41)	—	(98)
Net loss from continuing operations	(6,313)	(5,980)	(14,369)	(30,765)
Discontinued operations:
Gain (loss) from discontinued operations	(1,401)	675	(4,534)	4,166

Gain on disposal of discontinued operations	164	663	164	663
Net loss	$(7,550)	$(4,642)	$(18,739)	$(25,936)

Basic and diluted loss per share:
Continuing operations	$(0.11)	$(0.10)	$(0.24)	$(0.51)
Discontinued operations	(0.02)	0.02	(0.07)	0.08
Net loss per share—basic and diluted	$(0.13)	$(0.08)	$(0.31)	$(0.43)

Shares used in computing basic and diluted loss per share	59,820,950	61,103,988	60,005,479	60,911,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(Unaudited)

	For the nine months ended September 30,
	2003	2004
Cash flows from operating activities:
Net loss from continuing operations	$(14,369)	$(30,765)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,278	5,990
Impairment charges	134	—
(Benefit) / provision for doubtful accounts receivable	(169)	725
Unrealized foreign currency transaction (gains) losses	(7,233)	1,082
Deferred tax	—	(437)
Stock compensation	—	80
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	2,044	1,742
Prepayments and other current assets	(1,179)	(484)
Other non-current assets	14	806
Accounts payable	(201)	(1,115)
VAT and other taxes payable	26	(1,132)
Accrued expenses	(365)	1,152
Other current liabilities	(415)	233
Deferred revenue	(819)	(1,486)
Net cash used in operating activities	(18,254)	(23,609)
Cash flows from investing activities:
Increase in restricted cash	(60)	(3,768)
Proceeds from the disposition of operating subsidiaries (net of cash paid)	(471)	7,224
Proceeds from businesses transferred under contractual obligations	310	—
Acquisition of subsidiaries (net of cash acquired)	—	(20,638)
Purchases of property, equipment and other assets	(3,753)	(4,228)
Net cash used in investing activities	(3,974)	(21,410)
Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(96)	(145)
Purchase of treasury stock	(788)	—
Proceeds from issuance of common stock, net	472	369
Net cash (used in) received from financing activities	(412)	224
Cash flows (used by) received from discontinued operations	(1,696)	3,316
Effect of currency exchange rate changes on cash	(415)	(382)
Net decrease in cash and cash equivalents	(24,751)	(41,861)
Cash and cash equivalents, beginning of period	97,813	65,803
Cash and cash equivalents, end of period	$73,062	$23,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation and Recent Pronouncements

These condensed consolidated financial statements as of September 30, 2004 and for the three and nine month periods ended September 30, 2003 and 2004 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. (“VIA” or “the Company”) as of and for the year ended December 31, 2003, included in VIA’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“2003 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the financial statements included in the 2003 Annual Report. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that management considers necessary to present fairly the consolidated financial position of VIA at September 30, 2004 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2003 and 2004. The results of operations for the three and nine month periods ended September 30, 2004 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassifications have been made to prior period amounts to account for discontinued operations.

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

2003

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

2004

On September 28, 2004, the Company sold 100% of the shares of VIA NET.WORKS UK Ltd., which was part of the European segment, to Claranet Limited, a UK-based Internet service provider. The consideration for the shares of VIA NET.WORKS UK Ltd. is an aggregate sum of GBP 7.3 million (approximately $13.1 million), subject to certain working capital and other adjustments. The Company received GBP 5.3 million in cash (approximately $9.4 million) on completion. The balance is payable, subject to the working capital and other adjustments, as follows: GBP 1.0 million in cash six months after completion and GBP 1.0 million in cash one year after completion.

The gain on disposal of the UK operation amounted to $0.7 million. This gain is net of $5.5 million of cumulative foreign currency translation losses that had been deferred in other comprehensive income until the date of sale. The additional consideration that may be receivable of GBP 2.0 million (approximately $3.6 million) has not been included in the determination of the gain because the amounts are not fixed and determinable at the date of this report. If any further amounts are receivable, this will result in a corresponding increase in the gain recognized.

As each of the United Kingdom, Italian, Brazilian and Mexican operations represented a component of an entity as defined by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified each operation as a discontinued operation for all periods presented. Revenues related to discontinued operations were approximately $5.9 million and $18.6 million, respectively, for the three and nine months ended September 30, 2003 and $5.1 million and $15.8 million, respectively, for the three and nine months ended September 30, 2004. The gain (loss), excluding accounting for the sale transaction, related to discontinued operations was approximately $(1.4) million and $(4.5) million, respectively, for the three and nine months ended September 30, 2003, and $0.7 million and $4.2 million, respectively, for the three and nine months ended September 30, 2004. The comparative balance sheet as at December 31, 2003 has not been reclassified to show separately amounts related to discontinued operations.

3.                                      Impairment and Restructuring Charges

Impairment charges:

Accruals regarding impairment and restructuring charges are accounted for in accordance with FAS 146 “Accounting for costs associated with exit or disposal activities”.

There were no impairment charges for the three and nine months ended September 30, 2004. During the first quarter of 2003, the Company recorded fixed asset impairment charges of $0.1 million for fixed asset fixtures and fittings that were written down to net realizable value as a result of the closure of the Reston office.

Restructuring charges:

In thousands of U.S. dollars	Employee termination payments	Future operating lease obligations	Other	Total Restructuring Charges
Balance at December 31, 2002	$415	$456	$—	$871
Additions	422	57	—	479
Reserves utilized	(356)	(73)	—	(429)
Balance at March 31, 2003	$481	$440	$—	$921
Additions	648	92	440	1,180
Reserves utilized	(666)	(66)	(99)	(831)
Foreign exchange	10	—	—	10
Balance at June 30, 2003	$473	$466	$341	$1,280
Additions	532	—	318	850
Reserves utilized	(494)	(111)	(399)	(1,004)
Foreign exchange	6	1	—	7
Balance at September 30, 2003	$517	$356	$260	$1,133

In thousands of U.S. dollars	Employee termination payments	Future operating lease obligations	Other	Total Restructuring Charges
Balance at December 31, 2003	$243	$276	$121	$640
Additions	151	—	149	300
Reserves utilized	(200)	(41)	(114)	(355)
Foreign exchange	(1)	—	—	(1)
Balance at March 31, 2004	$193	$235	$156	$584
Additions	73	—	122	195
Reserves utilized	(266)	(83)	(253)	(602)
Balance at June 30, 2004	$—	$152	$25	$177
Additions	898	91	304	1,293
Reserves utilized	(14)	(32)	(176)	(222)
Foreign exchange	7	—	—	7
Balance at September 30, 2004	$891	$211	$153	$1,255

2003

During the three and nine months ended September 30, 2003, the Company recorded restructuring charges related to the implementation of its strategic plan of $0.9 million and $2.5 million respectively.  The restructuring charge for the three months ended March 31, 2003 related to severance payments at three of its European operations and an adjustment to the future lease obligations for the closure of the Reston, Virginia office. The restructuring charge for the three months ended June 30, 2003 related to severance payments at five of its European operations and at the corporate headquarters, future lease obligations on vacant office space in Germany, and implementation costs for back-office and administrative outsourcing initiatives.  The restructuring charge for the three months ended September 30, 2003 related to severance payments at three of its European operations and at the corporate headquarters and transition implementation costs for back-office and administrative outsourcing initiatives.

The employee termination costs accrual of $0.5 million carried forward at June 30, 2003 comprised $0.4 million in respect of three European operations and $0.1 million at the corporate headquarters. Cash payments of $0.5 million were made in the quarter ended September 30, 2003 in respect of these brought forward balances ($0.4 million by European operations and $0.1 million by Corporate). The employee termination costs incurred in the three months ended September 30, 2003, of $0.5 million, relate to the severance and benefits for five employees at three European operations and two employees at the corporate headquarters. No cash payments were made in the period in respect of these third quarter costs.

The future operating lease obligations balance at September 30, 2003, comprised of $0.3 million related to the former corporate headquarters office in Reston, Virginia, USA and $0.1 million related to vacant space in the German operation office. The Reston office accrual reflects the net of the future lease obligations, which continues through February 2005, less the income from a sublease of the space. The German office lease accrual reflects the fair value of the future lease obligations on vacant office space, which continue through December 31, 2003. The Reston and German accruals have been drawn down during the year by the monthly payments on the office lease for the remainder of the term.

Other charges of $0.4 million and $0.3 million, respectively, incurred in the three months ended June 30, 2003 and September 30, 2003 related to the implementation costs for back-office and administrative outsourcing initiatives. Cash payments of $0.1 million and $0.4 million were made in each quarter, respectively.

2004

The Company recorded restructuring charges of $1.3 million and $1.8 million during the three and nine months ended September 30, 2004 respectively. The restructuring charge for the six months ended June 30, 2004 related to severance payments at the corporate headquarters and transition implementation costs for back-office and administrative outsourcing initiatives. The restructuring charge for the three months ended September 30, 2004 related to severance payments at four of the Company’s European operations, costs associated with integrating the PSINet Europe operations recently acquired, transition implementation costs for back-office and administrative outsourcing activities and a charge for future lease obligations at the German operation.

The employee termination costs of $0.2 million for the three months ended March 31, 2004 relate to five employees in finance at the corporate headquarters. Cash payments for severance and benefits of $0.2 million were made in the first quarter of 2004 by our European operations ($0.1 million) and Corporate ($0.1 million). The employee termination costs of $0.1 million for the three months ended June 30, 2004 relate to three employees at corporate headquarters. Cash payments of $0.3 million were made in the quarter in respect of the March 31, 2004 accrual and all costs incurred in the second quarter. The employee termination costs of $0.9 million for the three months ended September 30, 2004 relate to thirty eight employees at our European operations, most notably thirty-four in Germany. Cash payments of $14,000 were made in the quarter in respect of these third quarter costs, relating to one employee at the operation in Spain. The remaining accrual of $0.9 million at September 30, 2004 relates to 37 employees at the European operations.

The accrual for future operating lease obligations, relating to the Reston office, has been drawn down by the monthly payments on the office lease, which continues through February 2005, less the income from a sublease of the space. During the three months ended September 30, 2004 an additional accrual of $0.1 million has been made for future lease obligations in the German operation. Other charges incurred in the three and nine months ended September 30, 2004 related to the implementation costs for back-office and administrative outsourcing initiatives. In addition, other charges include $0.2 million for the three months ended September 30, 2004 relating to costs associated with integrating the PSINet Europe operations recently acquired (see Note 4) and related system migration costs.

Certain of the actions VIA might take as part of its strategic plan may lead to additional impairment or restructuring charges in future periods and such amounts may be material.

4.                                      Acquisitions

PSINet Entities:

On August 20, 2004, VIA acquired 100% of the issued and outstanding shares of the PSINet Europe B.V. operations in Belgium, France, Germany, the Netherlands and Switzerland. These operations provide managed hosting, managed networks and monitored access services to 3,700 customers in mainland Europe. The Company paid total consideration for the shares and inter-company debt of the PSINet Europe companies as follows: Euro 10.0 million in cash (approximately $12.3 million) at closing; Euro 2.0 million (approximately $2.5 million), subject to adjustments for any deficit in the agreed working capital balance, to be paid in the fourth quarter of 2004; Euro 6.0 million (approximately $7.4 million) in cash or, at the option of the sellers, 4.5 million shares of VIA common stock, 15 months after closing, subject to any final adjustments for warranty claims, if any.  Any payments in the fourth quarter to the former shareholders in relation to the finalization of the working capital balance at acquisition will result in a corresponding increase in the amount of goodwill recognized.

The purchase price allocation is as follows:

In thousands of U.S. dollars
Goodwill (Europe segment)	$27,740
Intangible assets	4,551
Other assets and liabilities	(11,056)
Purchase consideration, including acquisition costs	$21,235

The intangible assets, including customer lists and the tradename “PSINet Europe”, are being amortized over 7 and 10 years respectively. The results of the PSINet Europe companies have been included from August 20, 2004, the acquisition date. The allocation of purchase consideration is preliminary and may change once the Company completes its valuation of the assets and liabilities acquired..

The following unaudited pro forma results of operations of the PSINet operations acquired are presented assuming the acquisition had been completed on January 1, 2003:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2004	2003	2004
Revenue	$10,265	$10,376	$32,777	$31,174
Net loss from continuing operations	(337)	(1,234)	(4,109)	(2,704)
Basic and diluted loss per share, from continuing operations	(0.01)	(0.02)	(0.07)	(0.04)

The unaudited pro forma amounts are not necessarily indicative of the results that would have been achieved if the acquisition had been consummated on January 1, 2003, nor are the results indicative of VIA’s expected future results.

Amen:

In January 2004, the Company purchased 100% of the issued and outstanding shares of Amen SAS, Amen Srl and Amen Limited (collectively “Amen”), a European web-hosting company based in Paris, France. Amen has operations in France, the United Kingdom, Spain and Italy. The Company acquired Amen to strengthen its Europe segment and benefit from Amen’s operating platform and service offerings. The Company paid $7.5 million in cash and issued 673,652 shares of its common stock, which had a market value of $2 per share on the date of acquisition having a total value of approximately $1.3 million for Amen common stock. The former shareholders will have the opportunity to receive further consideration expected to be between $1.2 and $1.8 million in cash and shares of the Company’s common stock, based on the 2004 operating performance of Amen. The purchase consideration calculated below includes $0.7 million of additional consideration, which is currently determinable. If any further amounts are paid to the former shareholders, this will result in a corresponding increase in the amount of goodwill recognized.

The purchase price allocation is as follows:

In thousands of U.S. dollars
Goodwill (Europe segment)	$11,279
Intangible assets	4,445
Other assets and liabilities	(5,006)
Purchase consideration, including acquisition costs	$10,718

The intangible assets are being amortized over 3-10 years. The results of Amen have been included from January 28, 2004, the acquisition date. The allocation of purchase consideration was amended in the second quarter from the preliminary allocation as a result of additional acquisition costs ($0.2 million). The allocation of purchase consideration was amended in the third quarter from the preliminary allocations as a result of a reduction in acquisition costs ($0.1 million). It is anticipated that the final allocation of the purchase price will not differ materially from this amended allocation.

The actual results of operations for the three and nine months ended September 30, 2004 did not differ materially from the pro forma results of operations computed under the assumption that the acquisition was consummated effective January 1, 2004.

5.                                      Income Tax

The provision for taxes based on income for the 2003 and 2004 interim periods was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on management’s expectations of tax expense having an effective income tax rate of 0%.

6.                                      Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2003 and 2004 was as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands of U.S. dollars	2003	2004	2003	2004
Net loss	$(7,550)	$(4,642)	$(18,739)	$(25,936)
Foreign currency translation adjustment (losses) gains	(717)	5,866	(6,093)	8,399
Comprehensive loss	$(8,267)	$1,224	$(24,832)	$(17,537)

7.             Property and Equipment, net

Property and equipment consisted of the following:

In thousands of U.S. dollars	December 31, 2003	September 30, 2004
Hardware and other equipment	$16,393	$19,669
Network and data center assets	11,914	9,018
Software	14,471	17,241
Furniture and fixtures	1,105	1,225
	43,883	47,153
Accumulated depreciation	(31,880)	(32,346)
Property and equipment, net	$12,003	$14,807

Depreciation expense was $1.5 million and $1.6 million for the three months ended September 30, 2003 and 2004, respectively. Depreciation expense was $4.3 million and $4.8 million for the nine months ended September 30, 2003 and 2004, respectively.

8.                                      Goodwill

The changes in the carrying amount of goodwill during the three and nine months ended September 30, 2004 are as follows:

In thousands of U.S. dollars	Total	Europe	Americas
Balance as of December 31, 2003	$3,111	$1,965	$1,146
Acquisition (see Note 4)	11,157	11,157	—
Foreign exchange adjustment	(284)	(284)	—
Balance as of March 31, 2004	$13,984	$12,838	$1,146
Acquisition (see Note 4)	236	236	—
Foreign exchange adjustment	(66)	(66)	—
Balance as of June 30, 2004	$14,154	$13,008	$1,146
Acquisition (see Note 4)	27,626	27,626	—
Divestiture (see Note 2)	(1,957)	(1,957)	—
Foreign exchange adjustment	556	556	—
Balance as of September 30, 2004	$40,379	$39,233	$1,146

9.                                      Intangible Assets, net

Intangible assets consisted of the following:

In thousands of U.S. dollars	December 31, 2003	September 30, 2004
Customer lists	$794	$7,136
Software	—	1,973
Tradename	—	922
Accumulated amortization	(63)	(1,267)
Intangible assets, net	$731	$8,764

Amortization expense for the three months ended September 30, 2003 and 2004 was nil and $0.4 million, respectively. Amortization expense for the nine months ended September 30, 2003 and 2004 was nil and $1.2 million, respectively. See Note 4 for intangible asset additions from the acquisition of Amen and the PSINet Europe companies. We amortize customer lists, software and trade names over three to seven years, five years and ten years respectively.

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

	For the three months ended September 30,		For the nine months ended September 30,
In thousands of U.S. dollars	2003	2004	2003	2004
Net loss (as reported)	$(7,550)	$(4,642)	$(18,739)	$(25,936)
Add back: Total stock-based employee compensation expense determined under intrinsic value method	—	—	—	80
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(726)	(301)	(2,649)	(1,418)
Pro forma net loss	$(8,276)	$(4,943)	$(21,388)	$(27,274)

Net loss per share, basic and diluted (as reported)	$(0.13)	$(0.08)	$(0.31)	$(0.43)
Net loss per share, basic and diluted (pro forma)	$(0.14)	$(0.08)	$(0.36)	$(0.45)

During the three months ended March 31, 2004, a total of 37,500 shares of the Company’s common stock were issued to two directors pursuant to the Company’s director compensation program. The market value of the stock as issued on the date of grant was $2.13 per share. This cost to the Company has been expensed in the condensed consolidated statement of operations for the nine months ended September 30, 2004.

11.                               Long-term debt

In connection with the acquisition of the PSINet Europe companies (see Note 4), in August 2004 the Company issued an unsecured zero coupon convertible note. The note is due in November 2005 and is convertible into 4.5 million of VIA common stock at the option of the holder. The face value of the note is Euro 6 million (approximately $7.4 million), subject to any final adjustments for warranty claims if any, and the effective interest rate is 5.27%. Based on this effective interest rate, the present value of the unsecured zero coupon convertible note is Euro 5.6 million (approximately $6.9 million). The discount of Euro 0.4 million (approximately $0.5 million) is being amortized as interest expense over the duration of the note.

12.                               Contingencies

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

Guarantees

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, service providers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows and that this is the expectation for the future. Additionally, the fair value of the indemnifications that the Company issued during the three and nine months ended September 30, 2003 and 2004 was not material to the Company’s financial position, results of operations or cash flows.

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

13.                               Segment Reporting

VIA offers a variety of Internet access, managed bandwidth, web-hosting, Internet security and related services to businesses and consumers in Europe and the Americas. As of September 30, 2004, VIA served primary markets in ten countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web-hosting and design, Internet security and consulting services, and sales of third-party hardware and software. All of the European operating companies are grouped into one reportable segment (Europe). The Company’s U.S operating company is reported as Americas. The Company is reorganizing its sales operations into two channels, VIA Express and Industry Solutions, and integrating the recently acquired PSINet Europe operations. As the channels and PSINet integration further develop, it is anticipated that the Company will begin to manage its operations around these channels and will adapt its segment reporting accordingly. The chief operating decision makers within the Company are the Chief Executive Officer and the Chief Financial Officer.

The Company evaluates the performance of its segments based on revenue and operating loss. Corporate expenses, which also include the regional IRU companies, are shown to reconcile to the total consolidated figures. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts. Prior period amounts have been reclassified to conform to the current period presentation to account for discontinued operations.

The table below presents the total assets by reportable segment as of September 30, 2003 and 2004. In addition, the table presents information about the reported revenue, operating loss from continuing activities, and impairment and restructuring charges of the Company’s segments for the three and nine months ended September 30, 2003 and 2004.

In thousands of U.S. dollars	Europe	Americas	Corporate	Total
Total assets as of September 30, 2003	$19,614	$3,254	$78,965	$101,833
Total assets as of September 30, 2004	$84,530	$2,327	$35,285	$122,142
Three months ended September 30, 2003:
Revenue	$9,706	$975	$—	$10,681
Operating loss from continuing operations	(1,083)	(296)	(6,636)	(8,015)
Impairment and restructuring charges	346	—	504	850
Three months ended September 30, 2004:
Revenue	$17,194	$962	$—	$18,156
Operating loss from continuing operations	(2,714)	(134)	(5,396)	(8,244)
Impairment and restructuring charges	989	—	304	1,293
Nine months ended September 30, 2003:
Revenue	$30,006	$2,953	$—	$32,959
Operating loss from continuing operations	(3,453)	(639)	(19,731)	(23,823)
Impairment and restructuring charges	1,308	—	1,335	2,643
Nine months ended September 30, 2004:
Revenue	$41,099	$2,825	$—	$43,924
Operating loss from continuing operations	(7,743)	(745)	(20,641)	(29,129)
Impairment and restructuring charges	989	—	799	1,788

In the second and third quarters of 2003, VIA sold its operation in Italy previously reported in the Europe region and recognized Brazil and Mexico as discontinued operations. In September 2004, VIA sold its UK operation previously reported in the Europe region. See Note 2 for further details.

ITEM. 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in Item 1 of this Form 10-Q. This discussion contains forward-looking statements, or statements that relate to future events or our future performance. These statements include, but are not limited to those relating to the Company’s strategic plan and business model changes, projections regarding financial impacts of the business model shift, new product roll-out, cost reductions in general, statements relating to reductions in cash usage, and the benefits or cost savings we may achieve through the acquisition of the PSINet Europe companies we acquired during the quarter or the disposition of our UK company, VIA NET.WORKS UK Ltd., or any other acquisition or disposition activities in which we may engage. These statements are only predictions or planned actions that are subject to a number of risks, uncertainties and other factors. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed in the “Risk Factors” described in Exhibit 99.1 on this Form 10-Q, as well as those described in the “Risk Factors” section of VIA’s 2003 Annual Report. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the Securities and Exchange Commission.

Overview

We are a provider of Internet-protocol, or IP, based business communication solutions to more than 135,000 ?businesses, primarily small- and medium-sized enterprises, or SMEs, in Europe and the United States. Through the VIA, AMEN and PSINet Europe brands, we offer a comprehensive portfolio of business communications services, including web-hosting, Internet and network security services, Internet access (through dial-up, DSL, or ISDN, and leased-line connectivity), virtual private networks, voice and professional services.  We have operations in Belgium, France, Germany, Italy, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States.

Operating strategy

Our operating strategy is to provide our target market with a broad suite of business communications solutions, with a focus on selling high margin services such as web-hosting and Internet security services that we can deliver over our own scalable product platforms. In support of this strategy, we have completed and will continue to pursue actively strategic acquisitions, partnerships and divestments that complement or enhance our infrastructure, product offerings, channel strategies or customer base, and that allow us to leverage our core operational capabilities to realize higher margins from acquired revenue.  Since January of this year, we have acquired the Amen group and five of the mainland Europe operations of PSINet Europe B.V., and we have sold our United Kingdom unit, VIA NET.WORKS UK Ltd. (see discussion below under “Strategic Acquisitions and Divestments”). Among other benefits, through each transaction we have increased the proportion of our revenues attributable to high margin services while, at the same time, decreasing the proportion of our revenues attributable to Internet access services.  These results also reflect our intent, announced earlier this year, to improve VIA’s revenue base by focusing on high margin web-hosting and Internet security services and becoming less dependant on revenues generated through the resale of access services.

The effect of the three transactions on our revenue mix is as follows:

		2004
	Start of Year	Post-Amen Acquisition (1)	Post-PSINet Acquisition (2)	Post Sale of VIA UK (3)
Hosting	21%	25%	30%	33%
Other services	14	15	15	15
Access	65	60	55	52

Notes:

(1).                               As of February 2004

(2).                               Pro forma, based on results as of 30 June 2004

(3).                               Based on results as of 30 September 2004; includes PSINet Europe data; excludes VIA UK data

For the first time in its seven year history VIA is well-positioned to achieve positive cash flow from consolidated operations, which we believe the Company will reach by mid-2005. We expect to reach this goal through the generation of new and incremental revenues and the cost savings and higher efficiency we can achieve through the effective integration of the PSINet operations. We believe we are positioned to achieve this objective as we have successfully implemented a program to reduce our operating expenses, developed and begun implementing a refocused business model designed to generate increased, and higher-margin, revenues, and acquired financially accretive business operations.

We recognize that our ability to successfully execute our strategy to improve operational performance and generate meaningful and profitable revenue growth is subject to a number of risks and dependencies, which are not insignificant.  These risks and dependencies are further discussed in the “Risk Factors” described in Exhibit 99-1 on this Form 10-Q, as well as those described in the “Risk Factors” section of our 2003 Annual Report.

Strategic Acquisitions and Divestments

As part of our corporate development strategy, and consistent with our focus on high margin services, we continue to explore and evaluate acquisition and divestment opportunities, as well as partnerships, even as we remain committed to prudent cash management.  Our goal in pursuing these transactions is to complement or enhance our existing infrastructure, product offerings, channel strategies or customer base. Our strategic plan calls for us to be flexible and opportunistic regarding acquisitions and as a result, if we find one or more appropriate opportunities, we may decide to utilize a substantial portion of our available cash to finance these acquisitions.

In 2004, we have identified, and acted upon, two acquisitions:

1.               In January 2004, we purchased 100% of the issued and outstanding shares of Amen SAS (France), Amen Srl (Italy) and Amen Limited (UK) (collectively “Amen”), a group of European web-hosting companies based in Paris, France, with additional operations in Spain, Italy and the UK.  We acquired Amen to strengthen our operations by leveraging Amen’s shared web-hosting operating platform and service offerings. For this acquisition, we paid $7.5 million in cash and issued 673,652 shares of our common stock, which had a market value of $2 per share on the date of acquisition of a total value of approximately $1.3 million. The former shareholders will have the opportunity to receive further consideration that we expect will be between $1.2 and $1.8 million in cash and shares of VIA common stock, based on the 2004 operating performance of Amen. Information related to our operational opportunities as a result of this acquisition as well as other details and risks associated with the Amen business is described in the “Risk Factors” in Exhibit 99.1 on this Form 10-Q and the “Risk Factors” section of our 2003 Annual Report. To date, Amen’s performance has been consistent with our expectations, both financially and operationally. Since the acquisition and through September 30, 2004, Amen has contributed approximately $2.4 million of positive cash flows.  The Amen group now represents approximately 13% of VIA’s consolidated revenues.

2.               On August 20, 2004, we completed the acquisition of PSINet Europe operations in Belgium, France, Germany, the Netherlands and Switzerland. These operations provide managed hosting, managed networks and monitored access services to more than 3,700 customers in mainland Europe.  Under the terms of the transaction, we paid or will pay total consideration for the shares and inter-company debt of the PSINet Europe companies as follows: Euro 10.0 million in cash (approximately $12.3 million) at closing; Euro 2.0 million (approximately $2.5 million), subject to adjustments for any deficit in the agreed working capital balance, to be paid in the fourth quarter of 2004; Euro 6.0 million (approximately $7.4 million) in cash or, at the option of the sellers, 4.5 million shares of VIA common stock, 15 months after closing, subject to any final adjustments for warranty claims, if any.

As a part of our corporate development strategy, we continuously evaluate our operating units to ensure their ongoing fit to our operating and financial strategy. We are committed to acting upon these evaluations in a meaningful and expeditious manner. Based on the analysis of our operations earlier this year, we engaged in the following sale activity:

On September 28, 2004, we sold 100% of the shares of VIA NET.WORKS UK Ltd. to Claranet Limited, a UK-based Internet services provider. Claranet agreed to pay total consideration for the shares of VIA NET.WORKS UK Ltd. in the aggregate amount of GBP 7.3 million (approximately $13.1 million), subject to certain working capital and other adjustments. We received GBP 5.3 million in cash ($9.4 million) on completion. The GBP 2.0 million balance is payable, subject to the working capital and other adjustments, as follows: GBP 1.0 million in cash six months after completion and GBP 1.0 million in cash one year after completion.

In addition to increasing the share of our revenues generated by web-hosting services, our transactions were also driven by other compelling strategic considerations:

•                  The Amen transaction has positioned us as a leader in shared hosting and Amen’s fully automated and scaleable end-to-end operating platform will permit us to grow our shared web-hosting revenues cost effectively.  With this platform, we have the ability to enter new geographic markets with superior service offerings and low incremental investment.  Since the acquisition of the Amen group in January of this year, we have introduced Amen into the Portuguese and Dutch markets, using the same operating platform, which remains in Paris. Finally, Amen has been immediately financially accretive and provides us with a cash generating pre-paid business model.

•                  The PSINet Europe acquisition enhances our geographic presence and revenue run rate, and the territorial overlap in some of the markets will provide significant opportunities for operational, product and sales related synergies, including access to larger corporate customers.

•                  The sale of VIA UK eliminated an operation whose revenue mix was off strategy and cost structure too high.  VIA UK derived the majority of its revenues from Internet access services, such as DSL, leased-line connectivity and dial-up.  The access market in the UK had been subject to significant and ongoing price erosion and competition among established larger and infrastructure-based ISPs and telecommunications companies, leading to lower revenues and lower margins. Our ability to compete in the UK was limited by VIA UK’s cost structure as it does not have its own access infrastructure, depending instead on reselling the access services of others.

We will continue to review appropriate new potential acquisitions as the opportunities arise. We do not know whether we will be successful in identifying further appropriate opportunities and, if we are successful, there is no assurance that such acquisitions or partnerships will be executed and integrated efficiently. As noted above, our corporate development program also calls for us to examine from time to time each of our operations and business segments to ensure their overall strategic fit and potential for contributing to shareholder value. To the extent that market conditions permit, and anticipated future opportunities for the operation or segment are not anticipated to contribute as required, we will seek to dispose, sell or otherwise discontinue that operation or segment.

Integration of PSINet Europe

In addition to the enhancements in our presence, revenue run rate and revenue mix, the territorial overlap in some of PSINet Europe’s markets provides significant opportunities for operational, product and sales related synergies.

We expect to realize cost-related synergies of at least than $4 million annually, after completion of the integration activities, which are expected to be substantially complete by the first quarter of 2005. The synergies would consist of savings through headcount reductions, network costs, selling, general and administrative expenses and the combination of back-office functions.  It is expected that the operational synergies will be implemented in the fourth quarter of 2004 and that the financial results will begin to be realized in the first quarter of 2005.

Our integration plan has focused immediately on the organizational structure of the combined corporation, as well as back office systems, network operations systems, web interfaces, product platforms, operational processes, and sales and marketing programs. During the integration process, particular care is being taken to maintain the quality of service expected by PSINet Europe customers, with a view to introducing further enhancements once integration is complete.

The PSINet Europe integration process has allowed management to assess the strength of the PSINet Europe customer base and, as a result, we are adopting the PSINet Europe brand for our Industry Solutions channel in Belgium, the Netherlands, Germany, Switzerland and France – the five countries in which both companies operate.  We believe we can best develop the Industry Solutions channel by leveraging the existing brand strength of PSINet Europe in those markets.

Our Operations

In the second and third quarters of 2003, we sold VIA NET.WORKS Italy and recognized Brazil and Mexico as discontinued operations. In September 2004, we sold VIA NET.WORKS UK Ltd. These operations are accounted for as discontinued operations and have been excluded from the financial results from continuing operations, as well as the financial results for the comparative prior period. In January 2004, we acquired Amen, which has operations in France, the United Kingdom, Spain, and Italy. In addition, in August 2004, we acquired certain PSINet Europe operations in Belgium, Germany, the Netherlands, Switzerland and France. The following table shows the revenue contribution from each of our continuing operations in the Europe and the Americas reporting segments. As of September 30, 2004 we owned 100% of all our operations.

Country	Percentages of Total Revenue from continuing operations for the Three Months Ended September 30, 2003	Percentages of Total Revenue from continuing operations for the Three Months Ended September 30, 2004	Percentages of Total Revenue from continuing operations for the nine Months Ended September 30, 2003	Percentages of Total Revenue from continuing operations for the nine months ended September 30, 2004
VIA legacy business:	100%	62%	100%	77%
France	15%	9%	16%	12%
Germany	16%	10%	17%	13%
The Netherlands	24%	13%	21%	16%
Portugal	13%	9%	13%	11%
Spain	4%	2%	4%	3%
Switzerland	19%	14%	20%	16%
United States	9%	5%	9%	6%
Amen:	—%	13%	—%	13%
Amen France	—%	10%	—%	10%
Amen United Kingdom	—%	2%	—%	2%
Amen Spain	—%	1%	—%	1%
Amen Italy	—%	—%	—%	—%
PSINet Europe companies:	—%	25%	—%	10%
PSINet Switzerland	—%	7%	—%	3%
PSINet Germany	—%	9%	—%	4%
PSINet The Netherlands	—%	5%	—%	2%
PSINet France	—%	1%	—%	—%
PSINet Belgium	—%	3%	—%	1%

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2003 compared with the three and nine months ended September 30, 2004

Foreign Currency Impact

Foreign exchange rates can vary significantly and impact our results of operations, which are reported in U.S. dollars. As a percentage of consolidated revenues, we had operations conducting business in the following underlying currencies:

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Euro	72%	72%	71%	73%
Great British pounds	—%	2%	—%	2%
Swiss Francs	19%	21%	20%	19%
U.S. Dollars	9%	5%	9%	6%
	100%	100%	100%	100%

The Euro varied by approximately 4% in relation to the U.S. dollar during the third quarter of 2004 and by approximately 10% in the nine months ended September 30, 2004. The Euro varied by approximately 8% in relation to the U.S. dollar during the third quarter of 2003 and by approximately 15% in the nine months ended September 30, 2003. The Swiss Franc varied by approximately 5% in relation to the U.S. dollar during the third quarter of 2004 and by approximately 9% in the nine months ended September 30, 2004. The Swiss Franc varied by approximately 8% in relation to the U.S. dollar during the third quarter of 2003 and by approximately 12% in the nine months ended September 30, 2003. These exchange rate fluctuations have a significant impact on our reported results of operations, including revenue, expenses and net loss.

The average Euro-to-U.S. dollar foreign exchange rate for the three and nine months ended September 30, 2004 was 8% and 9% higher respectively than the average Euro-to-U.S. dollar foreign exchange rate for the corresponding periods in 2003. The average Swiss Franc-to-U.S. dollar foreign exchange rate for the three and nine months ended September 30, 2004 was 8% and 7% higher respectively than the average Swiss Franc-to-U.S. dollar foreign exchange rate for the corresponding periods in 2003. The effect of the weakening of the U.S. dollar is that revenues, operating costs and expenses and operating profits and losses in operations with a functional currency other than U.S. dollars translate into larger U.S. dollar amounts than would have been the case had foreign exchange rates remained unchanged.

Revenue:

	Three months ended			Nine months ended
	September 30, 2003	September 30, 2004	% Increase/ (Decrease)	September 30, 2003	September 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Revenue	10,681	18,156	70%	32,959	43,924	33%

We derive our revenue from the sale of Internet-related goods and services, specifically third party hardware and software and

Internet connectivity services, other Internet value-added services, such as hosting, security and IP VPN, and voice services.

Revenue for the three months ended September 30, 2004, was $18.2 million, up from $10.7 million for the three months ended September 30, 2003. The increase in revenues quarter over quarter is partly attributable to revenues recorded in the third quarter of 2004 by the Amen business, which we acquired in January 2004 (impact of approximately $2.3 million), and by the PSINet Europe operations acquired in August 2004 (impact of approximately $4.7 million). In addition, both the average Euro-to-U.S. dollar and the Swiss Franc-to-U.S. dollar foreign exchange rate strengthened by approximately 8% when compared with the corresponding period last year, thus having a positive impact on revenues during the third quarter of 2004 of approximately $0.8 million. That positive impact offset the decrease in underlying revenue (in all legacy VIA operations except Switzerland and Portugal) for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. The decrease in underlying revenue is most significant in our Netherlands operations as discussed further below.

Revenue for the nine months ended September 30, 2004 was $43.9 million, up from $33.0 million for the nine months ended September 30, 2003. The increase in revenues is partly attributable to revenues recorded in the first nine months of 2004 by the Amen business, which we acquired in January 2004 (impact of approximately $5.9 million), and by the PSINet Europe operations acquired in August 2004 (impact of approximately $4.7 million). In addition, the average Euro-to-U.S. dollar and the Swiss Franc-to-U.S. dollar foreign exchange rate for the nine months ended September 30, 2004 strengthened by approximately 9% and 7%, respectively, when compared with the corresponding period last year, thus having a positive impact on revenues during the first nine months of 2004 of approximately $2.7 million. That positive impact offset the decrease in underlying revenue (in all legacy VIA operations except for Portugal, and notably in Germany, France, Netherlands and Spain) for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003.

German revenues, excluding the impact of foreign exchange and the acquisition of PSINet Europe’s German business, decreased by 12% (approximately $0.8 million) in the nine months ended September 30, 2004 compared with the corresponding period in 2003. This decline in revenue is due to customer cancellations and price erosion. French revenues, excluding the impact of foreign exchange and the acquisition of Amen’s and PSINet’s French businesses, decreased by 9% (approximately $0.6 million) in the nine months ended September 30, 2004 compared with the corresponding period in 2003. This decline in revenue is due to customer churn and fewer hardware and software sales. Netherlands revenues, excluding the impact of foreign exchange and the acquisition of PSINet Europe’s Netherlands businesses, decreased by 14% (approximately $0.4 million) and 10% (approximately $0.8 million), respectively, in the three and nine months ended September 30, 2004, compared with the corresponding period in 2003. This decline is due to decreases in Internet access services revenues during 2004. Spain revenues, excluding the impact of foreign exchange and the acquisition of Amen’s Spanish businesses, decreased by 23% (approximately $0.4 million) in the nine months ended September 30, 2004 compared with the corresponding period in 2003. This decline is due to decreased Internet access revenues due to the strategic change in sales focus. Swiss revenues, excluding the impact of foreign exchange and the acquisition of PSINet Europe’s Swiss business, increased by 12% (approximately $0.3 million) in the three months ended September 30, 2004 compared with the corresponding period in 2003. This increase is due to the success of increasing marketing activities.

As discussed above under “Overview”, in the beginning of 2004 we began a strategic shift of our sales and channel focus from Internet access to web-hosting and Internet security services to be sold through our new VIA Express channel and our Amen group of companies. This shift is intended to increase our opportunities for profitable revenue growth and leverage our new automated product and back office platforms. Reflecting the recent timing of this strategic change in sales focus, we have yet to realize the expected positive impact. We expect to begin to see profitable revenue growth from the VIA Express channel during 2005.

The percentage of our revenues in 2004 derived from the various services that we offer is detailed in the following table. Because of the systemic errors and limitations we experienced in the past with our legacy billing platforms, we are not able to provide an accurate breakdown of our revenues for prior periods.

	Q1 2004	Q2 2004	Q3 2004
Internet access services	56%	53%	52%
Web hosting	29%	34%	33%
Internet security services	5%	4%	6%
Other revenue	10%	9%	9%
Total	100%	100%	100%

The percentage of our revenue from Internet access services has declined compared with the level we reported in our Form 10-Q for the second quarter as a result of the sale of VIA UK. We expect that the percentage of future revenues from Internet access services will decline as we maintain our focus on growing our web hosting and managed security and other services.

OPERATING COSTS AND EXPENSES:

Internet services:

	Three months ended			Nine months ended
	September 30, 2003	September 30, 2004	% Increase/ (Decrease)	September 30, 2003	September 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Internet services	5,783	8,809	52%	17,487	22,005	26%
% of Total Revenue	54%	49%		53%	50%

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

Our Internet services operating costs were $8.8 million, or 49% of revenues, for the three months ended September 30, 2004, up from $5.8 million, or 54% of revenues, for the three months ended September 30, 2003. Our Internet services operating costs were $22.0 million, or 50% of revenues, for the nine months ended September 30, 2004, compared with $17.5 million, or 53% of revenues, for the nine months ended September 30, 2003. The increase in Internet services expense is partly attributable to the Internet services costs of the Amen business acquired in January 2004 (impact of approximately $0.5 million and $1.0 million, respectively, for the three and nine months ended September 30, 2004) and the PSINet Europe operations acquired in August 2004 (impact of approximately $2.3 million for the three months ended September 30, 2004). In addition, the increase in Internet services expense is partly due to translation impact of foreign currency movements (impact of approximately $0.4 million and $1.5 million, respectively, for the three and nine months ended September 30, 2004). Excluding Amen’s Internet services costs, PSINet’s Internet services costs, and the adverse impact of the strengthening Euro-to-U.S. dollar and Swiss Franc-to-U.S. dollar foreign currency exchange rates, Internet services costs decreased by approximately 3% for the three months ended September 30, 2004 and decreased by approximately 2% for the nine months ended September 30, 2004, from the corresponding periods in 2003.

The decrease in Internet services operating costs in the third quarter of 2004, excluding Amen’s and PSINet Europe’s Internet services costs and the adverse impact of the strengthening Euro-to-U.S. dollar foreign currency exchange rates, is attributable to a decrease of $0.3 million in Germany due to a reduction in the usage and market rates of leased lines. The year-over-year decrease in Internet services costs in the nine months ended September 30, 2004, excluding Amen’s and PSINet Europe’s Internet services costs and the adverse impact of the strengthening Euro-to-U.S. dollar foreign currency exchange rates, is primarily due to lower revenues from decreased customer network usage, decreasing market rates for network bandwidth, and non-recurring benefits of $0.2 million in the first quarter of 2004 following the resolution of Internet services cost disputes in our German operations.

Selling, general and administrative:

	Three months ended			Nine months ended
	September 30, 2003	September 30, 2004	% Increase/ (Decrease)	September 30, 2003	September 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Selling, general & administrative	10,518	14,252	36%	32,374	43,269	34%
% of Total Revenue	98%	78%		98%	99%

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

We incurred SG&A expenses of $14.3 million for the three months ended September 30, 2004, a 36% increase from the $10.5 million we incurred for the three months ended September 30, 2003. The increase in SG&A expenses quarter over quarter is partly attributable to expenses associated with the Amen business acquired in January 2004 (impact of approximately $1.3 million) and the PSINet Europe operations acquired in August 2004 (impact of approximately $2.6 million). In addition, the increase in SG&A expenses is partly due to the strengthening of the Euro-to-U.S. dollar and Swiss Franc-to-U.S. dollar foreign currency exchange rates of approximately $0.4 million. Excluding Amen’s and PSINet Europe’s SG&A expenses and the adverse impact of the foreign currency exchange rate, SG&A expenses decreased by approximately 5%, or $0.5 million, for the three months ended September 30, 2004, compared with the corresponding period in 2003 due to a decrease in compensation expenses.

As noted below under the section entitled Impairment and Restructuring, we have undertaken the integration of the acquired PSINet Europe companies with the existing VIA operations and in doing so have incurred restructuring expenses during this quarter.  As a part of these integration efforts, we are focusing, in part, on the rationalization of staffing and other resources between the existing VIA operations and the PSINet Europe operations, with the goal of substantially reducing the Company's overall cost structure.  We anticipate that, when the integration activities are substantially complete, which we expect will occur by the end of the first quarter of 2005, we will have reduced our recurring consolidated SG&A expenses by at least $4.3 million on an annual basis, a significant portion of which will be in the form reduced compensation expenses as noted below.  Accordingly, over the next two quarters, we expect to see significant reductions in quarterly SG&A expenses incurred by VIA as the full effect of the restructuring is achieved.

We incurred SG&A expenses of $43.3 million for the nine months ended September 30, 2004, a 34% increase from the $32.4 million we incurred for the nine months ended September 30, 2003. The increase in SG&A expenses year over year is partly attributable to expenses associated with the Amen business acquired in January 2004 (impact of approximately $3.4 million) and the PSINet operations acquired in August 2004 (impact of approximately $2.6 million). In addition, the increase in SG&A expenses is partly due to the strengthening of the Euro-to-U.S. dollar and Swiss Franc-to-U.S. dollar foreign currency exchange rates of approximately $1.5 million. The balance of the difference, for the nine months ended September 30, 2004 compared to the corresponding period in 2003, is attributable to an increase in professional fees, marketing expenses and bad debt expenses, partially offset by a decrease in compensation expense, associated with the legacy VIA operations.

Compensation expense accounted for approximately 53% ($7.6 million) of total SG&A costs for the three months ended September 30, 2004, compared with 54% ($5.7 million) for the three months ended September 30, 2003.  Compensation expense accounted for approximately 54% ($23.4 million) of total SG&A costs for the nine months ended September 30, 2004, compared with 60% of total SG&A costs ($19.4 million) for the nine months ended September 30, 2003. The increase in compensation expense of 33% and 20%, respectively, for the three and nine months ended September 30, 2004 compared to the same periods in 2003 is due to the Amen and PSINet Europe acquisitions and the strengthening of the Euro-to-U.S. dollar foreign currency exchange rate. Excluding these factors, compensation expense decreased approximately 8% and 2%, respectively, in the three and nine months ended September 30, 2004 compared with the corresponding periods in 2003, primarily due to head count reductions. Headcount (excluding Amen and PSINet Europe) at September 30, 2004 decreased by approximately 6% from September 30, 2003. Compensation expense for the nine months ended September 30, 2004 did not decline by the same percentage due to higher one-off severance payments and the relative salary levels of the employees terminated.

As noted above, we are engaged in integrating the PSINet Europe operations with the VIA operations.  A part of these integration activities involves rationalization and reduction of staffing of the combined operations.  We expect to reduce our overall consolidated compensation expense by at least $3.8 million on an annual basis.  Accordingly, we expect to reduce our quarterly recurring compensation expense significantly over the next two quarters as the full impact of the integration is achieved.

In the three and nine months ended September 30, 2004, marketing expenses increased by approximately $0.7 million, or 272%, and $1.9 million, or 308%, respectively, from the corresponding periods in 2003. For the three months ended September 30, 2004, $0.4 million of the increase in marketing expenses is attributable to the Amen and PSINet Europe business. For the nine months ended September 30, 2004, $0.9 million of the increase in marketing expenses is attributable to the Amen and PSINet Europe business and the impact of foreign exchange. The remaining increase is due to the increased number of marketing campaigns during the nine months ended September 30, 2004.

Professional fees, related to legal, audit, outsourcing and other consulting fees, accounted for approximately 12% and 8%, respectively, of total SG&A for the three months ended September 30, 2004 and 2003 and for approximately 13% and 9%, respectively, of total SG&A for the nine months ended September 30, 2004 and 2003. The increase in professional fees of 99% and 96%, respectively, for the three and nine months ended September 30, 2004, compared to the corresponding periods in 2003 relates to Amen management fees, PSINet Europe, expenses for outsourcing certain finance and accounting services, and increased consulting fees in one of our local operations and the corporate headquarters.

Bad debt expense (benefit) in the three and nine months ended September 30, 2004 was $22,000 and $0.7 million respectively compared with $0.1 million and $(0.2) million for the corresponding periods in 2003. The increase in bad debt expense in the nine months ended September 30, 2004 compared with the corresponding period in 2003 is primarily due to a significant benefit in one of our European operations in the prior period and an increase in bad debt charges in our European operations.

Impairment and restructuring charges:

	Three months ended			Nine months ended
	September 30, 2003	September 30, 2004	% Increase/ (Decrease)	September 30, 2003	September 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Impairment and restructuring charges	850	1,293	52%	2,643	1,788	(32)%
% of Total Revenue	8%	7%		8%	4%

During the three and nine months ended September 30, 2004, we recorded impairment and restructuring charges of $1.3 million and $1.8 million respectively. The restructuring charge for the three months ended September 30, 2004 of $1.3 million related to severance payments for thirty eight staff in our European operations, transition implementation costs for back-office and administrative outsourcing initiatives, costs associated with integrating the PSINet Europe operations recently acquired and a charge for future lease obligations at the German operation. The restructuring charge for the first half of 2004 of $0.5 million related to severance payments for eight staff at the corporate headquarters and transition implementation costs for back-office and administrative outsourcing initiatives.

During the three and nine months ended September 30, 2003, we recorded restructuring and impairment charges of $0.9 million and $2.6 million, respectively. The restructuring charge for the three months ended September 30, 2003 related to severance payments at three of our European operations and at our corporate headquarters and transition implementation costs for back-office and administrative outsourcing initiatives.  The restructuring charge for the first six months of 2003 related to severance payments of $1.1 million at five of our European operations and at our corporate headquarters; a charge of $0.1 million for future lease obligations for the closure of the Reston, Virginia office and on vacant office space in Germany; implementation costs of $0.3 million for back-office and administrative outsourcing initiatives; and, a fixed asset impairment charge of $0.1 million for fixed asset fixtures and fittings that were written down to net realizable value as a result of the closure of the Reston office in March 2003.

We expect that the total restructuring charges in connection with the PSINet Europe acquisition will amount to approximately $6.0 million of which we expect $4.2 million will be incurred over the fourth quarter of 2004 and the first quarter 2005.

For further information see Note 3 to the Consolidated Financial Statements.

Depreciation and amortization:

	Three months ended			Nine months ended
	September 30, 2003	September 30, 2004	% Increase/ (Decrease)	September 30, 2003	September 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Depreciation and amortization	1,545	2,045	32%	4,278	5,990	40%
% of Total Revenue	14%	11%		13%	14%

We recognize depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciate telecommunications equipment and computers over their useful lives, ranging from three to five years. The cost of network infrastructure, net of impairment charges, purchased under indefeasible right of use agreements, or IRUs, is being amortized over the lesser of the estimated useful life or term of the agreement, one to twenty five years. We amortize customer lists, software and a trade name over three to seven years, five years and ten years respectively.

Our depreciation and amortization expense was $2.0 million for the three months ended September 30, 2004, up from $1.5 million for the three months ended September 30, 2003. Depreciation and amortization expense was $6.0 million for the nine months ended September 30, 2004, up from $4.3 million for the nine months ended September 30, 2003. For the three months ended September 30, 2004, $1.6 million related to the depreciation of fixed assets and $0.4 million related to the amortization of intangible assets. For the nine months ended September 30, 2004, $4.8 million related to the depreciation of fixed assets and $1.2 million related to the amortization of intangible assets. For the three and nine months ended September 30, 2003, all of our depreciation and amortization expense was related to the depreciation of fixed assets. The increase in total depreciation and amortization expense is primarily due to the acquisitions of Amen and the PSINet Europe companies, resulting in amortization of identified intangible assets and depreciation of tangible fixed assets totaling approximately $0.7 million and $1.6 million, respectively, for the three and nine months ended September 30, 2004. Excluding Amen and the PSINet Europe companies, the depreciation and amortization expense increased slightly during the nine months ended September 30, 2004 compared with the same period in 2003 due to the impact of foreign currency exchange rates (approximately $0.1 million).

Interest income, net:

	Three months ended			Nine months ended
	September 30, 2003	September 30, 2004	% Increase/ (Decrease)	September 30, 2003	September 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Interest income, net	224	165	(26)%	943	456	(52)%
% of Total Revenue	2%	1%		3%	1%

For the three and nine months ended September 30, 2004, we earned $0.2 million and $0.5million, respectively, in interest income, compared with $0.2 million and $0.9 million, respectively, for the three and nine months ended September 30, 2003. Interest income was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in interest income is primarily due to the decrease in the available cash for investing. Notably, we spent $20.6 million in cash to acquire Amen and the PSINet Europe companies during 2004 and received $8.0 million net cash on the completion of the sale of VIA NET.WORKS UK ltd. We also incurred $0.1 million of interest expense for the three and nine months ended September 30, 2004, compared with $2,000 and $12,000 of interest expense incurred in the same periods in 2003. The interest expense incurred in the third quarter of 2004 relates primarily to the imputed interest of 5.27% associated with the Euro 6 million zero coupon convertible note issued in connection with the acquisition of the PSINet Europe companies (see Note 11 to the Consolidated Financial Statements).

Other (expense) income, net:

	Three months ended			Nine months ended
	September 30, 2003	September 30, 2004	% Increase/ (Decrease)	September 30, 2003	September 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Other (expense) income, net	(65)	81	225%	(286)	(161)	44%
% of Total Revenue	(1)%	0%		(1)%	0%

For the three months ended September 30, 2004, we earned other income, net of $0.1 million related to a number of insignificant amounts in our operations. For the nine months ended September 30, 2003, we incurred other expense, net of $0.2 million related primarily to the recognition of a contingent liability in one of our European operations.

For the three and nine months ended September 30, 2003, we incurred other expense, net of $0.1 million and $0.3 million respectively relating mainly to losses on equipment disposals.

Foreign currency gains (losses), net:

	Three months ended			Nine months ended
	September 30, 2003	September 30, 2004	% Increase/ (Decrease)	September 30, 2003	September 30, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Foreign currency gains (losses), net	1,545	2,140	39%	8,809	(1,734)	(120)%
% of Total Revenue	14%	12%		27%	(4)%

We recognized a foreign currency gain of  $2.1 million and a foreign currency loss of $(1.7) million for the three and nine months ended September 30, 2004 respectively, as compared to a gain of $1.5 million and $8.8 million for the three and nine months ended September 30, 2003. The change from period to period was primarily due to the fluctuation in the exchange rate of the Euro, Swiss Franc, and British pound as compared to the U.S. dollar and its impact on the revaluation of our Euro and Swiss Franc denominated intercompany balances held by the parent company and on our Euro and British pound denominated cash accounts. See ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Foreign Currency Exchange Risks for more information.

We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. At September 30, 2004, the parent company maintained a Euro cash reserve of Euro 4.4 million. We established the British pound denominated cash accounts in connection with the sale of the shares of VIA NET.WORKS UK Ltd. At September 30, 2004, the parent company maintained a British pound cash reserve of GBP 5.7 million.

Liquidity and Capital Resources

Liquidity

We began 2004 with $65.8 million in cash and cash equivalents and $1.4 million in restricted cash. In the first nine months of 2004, we used $20.6 million to acquire the Amen group and the five PSINet Europe operations. We received $9.4 million cash from the sale of our UK operation. Overall, including the net impact of the transactions, we had negative cash flow of $41.9 million for the nine months ended September 30, 2004, leaving us with $23.9 million in cash and cash equivalents and $5.2 million in restricted cash at September 30, 2004. Our negative cash flow for the nine months ended September 30, 2004, widened by $17.1 million compared with our negative cash flow of $24.8 million for the nine months ended September 30, 2003, primarily due to the cash used for the acquisitions discussed below and an increase in purchases of tangible fixed assets.

In the first nine months of 2004, we completed the following three significant transactions:

•                  In January 2004, we acquired Amen group. In connection with this acquisition, we spent approximately $7.5 million in cash and issued common stock having a total value of approximately $1.3 million at the time of the purchase. The former shareholders will have the opportunity to receive further consideration that we expect will be between $1.2 and $1.8 million  in cash and shares of VIA common stock, based on the 2004 operating performance of Amen, payable in April 2005. To secure the earn-out payments, we have placed Euro 0.1 million into an escrow account for the benefit of the former shareholders on a monthly basis beginning in May 2004.  The total amount to be placed in escrow will equal Euro 0.7 million. Through September 30, 2004, Amen had contributed $2.4 million of positive cash flow since the date of acquisition.

•                  In August 2004, we acquired the PSINet Europe operations in Belgium, France, Germany, the Netherlands and Switzerland. Under the terms of the transaction, we have paid or will pay for the shares and certain inter-company debt of the PSINet Europe companies as follows:

•                  Euro 10 million in cash (approximately $12.3 million) at closing;

•                  Euro 2 million (approximately $2.5 million), subject to adjustments for any deficit in the agreed working capital balance, to be paid in the fourth quarter of 2004;

•                  Euro 6 million (approximately $7.4 million) in cash or, at the option of the sellers, 4.5 million shares of VIA common stock, 15 months after closing, subject to any final adjustments for warranty claims, if any. We issued an unsecured zero coupon convertible note on closing as consideration for the latter payment with an effective interest rate of 5.27%, due in November 2005.

•                  On September 28, 2004, we sold 100% of the shares of VIA NET.WORKS UK Ltd. for an aggregate sum of GBP 7.3 million (approximately $13.1 million), subject to certain working capital and other adjustments. We received GBP 5.3 million in cash (approximately $9.4 million) at the closing of the transaction on September 28, 2004. The balance is payable, subject to the working capital and other adjustments, as follows: GBP 1.0 million (approximately $1.8 million) in cash six months after completion and GBP 1.0 million (approximately $1.8 million) in cash one year after completion.

We believe our available cash will be sufficient to fund our expenditures under our strategic business plan and our working capital and capital expenditure requirements until we achieve positive net cash flows. We expect to generate positive cash flows from operations by mid-2005. At that point, we expect to still have adequate cash reserves remaining to support our working capital and capital expenditure requirements. Our expectation for reaching positive cash flow from operations is dependant on our successful implementation of our operating strategy, the successful integration of the PSINet Europe operations, and the achievement of new and incremental revenues, which we anticipate generating from our refocused business model and sales and product strategy. There can be no assurances that we will be successful in these efforts. If, contrary to management’s expectations, we use all our available cash before reaching positive cash flow from operations, or if we reach such point without sufficient cash reserves remaining, we may not be able to continue our operations unless we obtain other financing.

In order for us to achieve consolidated positive cash flow from operations, our business plan calls for substantial growth in revenues while continuing to control the costs associated with that revenue. Our estimates of the cash flows generated by the revenue growth and the capital resources needed and available to generate such growth could change, and such change could differ materially from the estimates used to evaluate our ability to realize our plans. If operations do not generate sufficient cash flow to continue operating, we will need to find other financing mechanisms, which may not be available to us.

We anticipate that our cash balance will total $16.5 million to $17.5 million (which is expected to include $4.5 million of restricted cash) at the end of the year. We expect to incur total restructuring costs of approximately $6 million through the first quarter of 2005 in connection with the PSINet Europe acquisition of which $1.8 million we incurred in this third quarter period. We expect our capital expenditure requirements for the remainder of 2004 to total approximately $1.3 million, primarily to support new sales. Capital expenditure requirements beyond 2004 will principally be related to supporting revenue growth.

Building on our successful Amen and PSINet Europe acquisitions, we continue to identify and evaluate additional potential partners and strategic acquisitions. If we conclude that a transaction meets our acquisition criteria, we may use a portion of our cash balances to finance all or a portion of these potential transactions.  We may also seek to utilize the value of our share capital as consideration for any investment.  Further, we may consider other opportunities to finance attractive acquisitions, such as the sale of non-core assets or business operations. Our expected year-end cash balance of $16.5 million to $17.5 million excludes any amounts for strategic acquisitions or divestments.

In April 2003, we announced the restarting of our previously authorized stock repurchase plan to acquire up to $10 million worth of VIA stock. No shares have been purchased under this plan since the second quarter of 2003, during which we purchased 823,593 shares of our common stock at a total cost of $0.8 million. We can suspend this plan at any time.

Cash used in operating activities was $23.6 million for the nine months ended September 30, 2004, up from $18.3 million for the nine months ended September 30, 2003. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities. These losses include some significant non-cash items such as depreciation, amortization, provision for doubtful accounts receivable, impairment and unrealized foreign currency transaction gains and losses.

Cash used in the three months ended September 30, 2004, was also adversely affected by a negative working capital impact of $(8.0) million.  This compared with working capital impacts of $5.2 million in year-earlier quarter and $(1.3) million and $(11.6), respectively, in the first two quarters of 2004.  We believe the negative working-capital movement in the third quarter is both temporary, given our historical pattern, and explained by some technical factors.  Among other things, during this quarter we made certain withholding tax payments and expect to have the funds refunded, in whole or in large part, before year end.  In addition, during the second quarter of 2004, we delayed the payment of certain vendor invoices in a significant aggregate amount, all of which were paid in the third quarter.  Accordingly, we believe that the negative working-capital impact on our third quarter cash usage is not indicative of expected future movements of working capital and that the normalization we expect to see in subsequent quarters will have significant positive impact on our quarterly cash usage.

Cash used in investing activities was $21.4 million for the nine months ended September 30, 2004, and $4.0 million for the corresponding period in 2003. In 2004, we used cash to purchase Amen ($7.5 million including acquisition costs and net of cash acquired), to purchase the PSINet Europe companies ($13.4 million including acquisition costs), and to acquire tangible fixed assets ($4.2 million). In addition, in September 2004, we received net cash for the sale of our UK operation ($7.2 million net of transaction costs). For the nine months ended September 30, 2003, we used cash primarily to purchase tangible fixed assets.

Cash received from (used in) financing activities was $0.2 million for the nine months ended September 30, 2004, and ($0.4 million) for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, cash was received primarily from stock option exercises ($0.4 million). For the nine months ended September 30, 2003, cash was used primarily to purchase treasury stock ($0.8 million), partially offset by the cash received from stock option exercises ($0.5 million).

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

In connection with the acquisition of Amen described above, we issued 673,652 shares of common stock at a price of $2 per share, having a total value of approximately $1.3 million on the date of acquisition, for Amen common stock. In connection with the acquisition of the PSINet Europe companies described above, we issued an unsecured zero coupon Euro 6 million convertible note due on November 20, 2005. The note is payable in cash or, at the option of the sellers, 4.5 million shares of VIA common stock, subject to any final adjustments for warranty claims, if any. The note has an effective interest rate of 5.27%.

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

Foreign Currency Exchange Risks

Transaction risks

The parent company’s cash balances consist of Euros, British pounds and U.S. dollars. The Euro and British pound bank accounts are revalued each month and the resultant gain or loss is reflected in the condensed consolidated statements of operations as “Foreign currency gains/(losses), net.” This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. For example, as of September 30, 2004, a 10% increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of approximately $8.4 million. The change in exposure from period to period is related to the change in the balance of the Euro and British pound cash and intercompany accounts. The parent company continues to hold approximately Euro 4.4 million and GBP 5.7 million, and remains exposed to changes in the foreign currency rate.

The fluctuation in the exchange rates resulted in foreign currency gains (losses) reflected in the consolidated statements of operations as “Foreign currency gains (losses), net” of $2.1 million and ($1.7 million) for the three and nine months ended September 30, 2004 respectively, and $1.5 million and $8.8 million for the same periods in 2003.

Translation risks

The fluctuation in the exchange rates resulted in foreign currency translation (losses) gains reflected as a component of accumulated other comprehensive loss in stockholders’ equity, net of $5.9 million and $8.4 million for the three and nine months ended September 30, 2004 respectively, and ($0.7 million) and ($6.1 million) for the same periods in 2003.

Exchange rates can vary significantly. The Euro high and low rates varied by approximately 4% and 10% in relation to the U.S. dollar during the three and nine months ended September 30, 2004 respectively. This variation affects the average exchange rates used to translate the income statements of our operating companies whose functional currency is not U.S. dollars. At September 30, 2004, the Euro-to-U.S. dollar exchange rate was approximately 2% below where it was at the beginning of the year. This variation affects the ending exchange rates used to translate amounts on the balance sheet of our operating companies whose functional currency is not U.S. dollars. Future changes in the value of the Euro could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Our management and the Audit Committee of the board of directors has engaged in regular evaluations of our internal controls, as well as the processes we maintain to ensure that all material information relating to us and our subsidiaries is recorded, processed, summarized, evaluated and reported within the time periods specified by rules established by the Securities and Exchange Commission.  These latter processes are known as Disclosure Controls and Procedures.  Disclosure Controls and Procedures are also designed to ensure that all such information is communicated to our management, including our CEO and  CFO, in such a manner as to allow timely decisions to be made regarding required disclosures.

We have evaluated, with the oversight of our CEO and CFO, the effectiveness of our Disclosure Controls and Procedures as of September 30, 2004.  In designing and evaluating the Disclosure Controls and Procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures.  In addition, we recognize that Disclosure Controls and Procedures by their nature can provide only reasonable assurance that our information flow objectives are met.  As of September 30, 2004 our CEO and CFO have concluded that our Disclosure Controls and Procedures are effective in all material respects.

During the nine months ended September 30, 2004, we have acquired the Amen group of companies and the operations of PSINet Europe in Switzerland, Germany, The Netherlands, Belgium and France, and we have disposed of our subsidiary VIA NET.WORKS (UK) Ltd.  We have conducted an initial assessment of the internal control environments and Disclosure Controls and Procedures of both the Amen group and the acquired PSINet businesses.  Based on this assessment, we believe that these additions and the disposal of the UK business have neither materially affected, nor are reasonably likely to materially affect, our internal control over financial reporting.

We continue to work to improve our internal controls and Disclosure Controls and Procedures, specifically through the continuation of our program to standardize and automate back-office processes, and to outsource certain finance functions such as general ledger accounting, accounts payable and accounts receivable.  This phased implementation is progressing well.  At the end of September 2004, the new back-office systems were fully implemented, as planned, in all but two of our legacy business operations.  The finance function outsourcing was also completed, as planned, for all but one of our legacy VIA operations.  We now expect to complete the back-office systems implementation and the finance outsourcing project for our newly acquired PSINet businesses and remaining legacy VIA businesses by Q1 of 2005, and to migrate all of our newly acquired businesses to our standard financial accounting and reporting system by the end of 2004.

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

The net offering proceeds after deducting the expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through September 30, 2004, we have used $115.6 million for acquisitions of other businesses, including the repayment of debt for acquisitions we made in 1999, increases in our investment in various partially owned subsidiaries, $60.1 million for capital expenditures and approximately $157.6 million to fund operating losses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibits
Exhibit 31.1	Section 302 Certification – Chief Executive Officer
Exhibit 31.2	Section 302 Certification – Chief Financial Officer
Exhibit 32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1	Risk Factors

b) Reports on Form 8-K

We filed one report on Form 8-K during the three months ended September 30, 2004. On August 10, 2004, we filed a Form 8-K announcing that, on August 9, 2004, we entered into an agreement to acquire the continental European operations of PSINet Europe B.V.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VIA NET.WORKS, INC.

	By:	/s/ Rhett S. Williams
Chief Executive Officer (Principal Executive Officer) and Director
Date: November 12, 2004

	By:	/s/ Cameron Mackenzie
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 12, 2004

EXHIBIT INDEX

Exhibit
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors