Form 10-K
period 2004-12-31
VIA NET WORKS INC
filed 2005-04-26
CIK 1098402

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period fromto

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

As of April 19, 2005, non-affiliates of VIA NET.WORKS, Inc. held an aggregate of 40,031,062 shares of common stock. (For this computation, we have excluded all outstanding shares of our common stock reported as beneficially owned by executive officers and directors of VIA and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of VIA.) These shares were worth $32,024,849 on June 30, 2004, based on the closing sale price $0.80 of our common stock as reported on the NASDAQ SmallCap Market on that date, and were worth $8,006,212 on April 19, 2005, based on the closing sale price ($0.20) of our common stock on that date. As of April 19,2005, there were outstanding 61,103,988 shares of our common stock, which is comprised of 56,053,988 shares of voting and 5,050,000 shares of non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

VIA NET.WORKS, INC.

TABLE OF CONTENTS

Cautionary Note Regarding Forward Looking Statements

PART I
Item 1.	Business
Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K
SIGNATURES
Exhibit Index
Index to Financial Statements and Financial Statement Schedules
Certifications

Cautionary Note Regarding Forward-Looking Statements

SOME OF THE INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING UNDER MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS UNDER PART II, ITEM 7 OF THIS FORM 10-K, CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE PERFORMANCE. THESE STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE RELATING TO THE LETTER OF INTENT ENTERED INTO BY THE COMPANY TO SELL ALL OF ITS BUSINESSES TO CLARANET GROUP LIMITED, THE TIMING OF THAT POTENTIAL TRANSACTION AND THE ANTICIPATED NET PROCEEDS TO SHAREHOLDERS ARISING OUT OF THAT POTENTIAL TRANSACTION. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE PROJECTIONS. INFORMATION REGARDING THE RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THE RESULTS IN THESE FORWARD-LOOKING STATEMENTS ARE DISCUSSED UNDER “RISK FACTORS” BEGINNING ON PAGE 17 OF THIS FORM 10-K. PLEASE CAREFULLY CONSIDER THESE FACTORS, AS WELL AS OTHER INFORMATION CONTAINED IN THIS FORM 10-K AND IN OUR OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K ARE MADE ONLY AS OF THE DATE OF THIS REPORT. WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE OR SUPPLEMENT ANY FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

Unless the context otherwise requires, as used in this Form 10-K, the terms “VIA,” “our,” “the Company” or “we” refer to VIA NET.WORKS, Inc. and its subsidiaries.

PART I

ITEM 1  BUSINESS

Overview

VIA NET.WORKS, Inc. is a leading provider of business communication solutions to small- and medium-sized enterprises, or SMEs, in Europe and the United States.  Through our three brands, VIA NET.WORKS, AMEN and PSINet Europe, we offer a comprehensive portfolio of business communications services, including web hosting, security, connectivity, networks, voice and professional services.  Our headquarters are in Amsterdam and we have operations in Belgium, France, Germany, Italy, the Netherlands, Portugal, Spain, Switzerland, the United Kingdom and the United States.

Through our brands, we provide a full suite of services to our targeted customer base:

•                  Our “VIA NET.WORKS” brand is targeted at SMEs that need shared and dedicated hosting services; managed security services; connectivity through DSL; leased lines; dial-up and virtual private networks, or VPN, and low-cost voice services.

•                  Our “Amen” brand provides self-managed, value-based hosting products and services to SMEs, such as low-cost automated shared and dedicated hosting services, including domain name registration and website creation and management tools.

•                  Our “PSINet Europe” brand is targeted at larger SMEs, providing high-end hosting, IT outsourcing, e-business infrastructure, collocation and managed security solutions, as well as comprehensive data center services.  Our PSINet Europe offices also offer sophisticated VPN, frame-relay, leased-line services to provide a full suite of communication services.

Our sales operations are organized into the following channels:

•                  Amen & VIA Express channels:  Through these channels, we sell our more basic, lower-cost services to small businesses, resellers and IT developers by direct mail and by advertising in a variety of print, online media and direct marketing publications.  These marketing tools are designed to steer customers to our telephone-based sales and Internet stores.

•                  Our Industry Solutions channel, which comprises the PSINet Europe companies activities as well as most of the VIA legacy businesses, includes all of our direct sales force professionals.  It is designed to market and sell a higher-value portfolio of bundled services, such as virtual private networks and security products. Industry Solutions tailors products to targeted markets where overall value is the key difference between competitors rather than the price of each individual service.

Recent Events and Potential Sale of the Businesses

On March 17, 2005, we announced that a combination of factors including unanticipated revenue shortfalls in certain of our legacy VIA companies and our new VIA Express Microsoft® web-hosting product line would leave the Company with insufficient cash reserves to continue the overall operations of the Company and that it was working with professional advisors to obtain new financing to address the issue. We also noted that with the support of our advisors, we were pursuing two parallel processes to maximize our strategic alternatives and optimize the value that is inherent in the VIA businesses.  In the first of the processes, we engaged in discussions with a number of parties with a view to selling all or parts of our business operations. In the second of the two processes, we sought potential investors to provide funds sufficient to enable the Company to continue as a going concern.

On April 1, 2005, we announced the sale of two of our Swiss companies — VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG — to former managers and owners of the business, for a purchase price of CHF 3.5 million, or approximately US$3.1 million.  The net proceeds of the sale provided VIA with additional liquidity to continue its discussions for refinancing and sale transactions.

On April 10, 2005, VIA NET.WORKS, Inc. entered into a letter of intent, or Letter, with Claranet Group Limited (Claranet), a privately-held European Internet services provider based in the United Kingdom, to sell all of our business operations in Europe and the United States.  The key terms of the proposed transaction, or the Claranet Sale, are as follows:

•      Claranet would acquire the shares of our European and U.S. operating subsidiaries and certain assets and liabilities pertaining to our centralized back office financial and technical support systems that are owned by the group parent company, VIA NET.WORKS, Inc.

•                  VIA would transfer employment contracts of certain headquarters personnel who are responsible for supporting the back office and technical support systems to appropriate VIA operating companies or Claranet would offer employment to such persons.

•                  VIA would retain all other debts and liabilities of the group parent company, including but not limited to expenses relating to the headquarters office lease in Schiphol-Oost, VIA senior executives and all other headquarters staff, corporate vendors and professional advisors, and remaining payment obligations to sellers of the PSINet Europe group and the Amen group.

•      Claranet made a deposit of $3,000,000 against the purchase price in order to secure the rights to negotiate exclusively with the Company until 30 April 2005:

•                  The deposit was partially funded by the release of £1.0 million from the escrow established by Claranet in favour of VIA in connection with the purchase by Claranet in September 2004 of VIA NET.WORKS UK Limited, our legacy operations in the United Kingdom.

•                  The deposit would be forfeited by Claranet and it would pay VIA a $500,000 break fee if:

•                  definitive agreements for the contemplated transactions have not been executed by the parties by April 30, 2005, or

•                  Claranet determines not to proceed with the transaction, or breaches the definitive agreements prior to the closing.

Otherwise, approximately $1.1 million, the portion of the deposit in excess of the £1.0 million escrow, would be credited to Claranet as payment against the purchase price at closing.

•                  The deposit and interest thereon shall be returned to Claranet unless

•                  forfeited by Claranet as noted above,

•                  the deposit has been credited to Claranet at the closing, or

•                  closing of the transaction does not occur on or before 120 days after the date of execution of the definitive acquisition agreements, referred to below as the Back-Stop Date, or

•                  there is a VIA Break Trigger, which is described below.

•      If there is a VIA Break Trigger, VIA would be required to return the $3 million deposit and pay Claranet a $500,000 break fee plus professional fees up to a maximum $250,000.  A VIA Break Trigger includes any of the following events:

•                  VIA’s Board of Directors determines not to enter into the Claranet Sale transaction or accepts a competing offer

•                  VIA enters into a legal binding agreement for a competing proposal

•                  the Board of Directors does not recommend the Claranet Sale transaction to VIA’s shareholders

•                  VIA’s shareholders fail to approve the Claranet Sale transaction before the Back Stop Date

•                  the Board of Directors fail to act in good faith in respect of the negotiations toward definitive agreements, or

•                  there is a material adverse change in VIA’s business between the date of the Letter and the targeted date for signing of a definitive purchase agreement.  A material adverse change includes, among other things, a material change in cash flow projections, litigation and other claims against the Company, and significant incidents of non-renewal or cancellation of customer contracts.

•      The proposed transaction would be subject to approval by the Company’s shareholders; a proxy statement would be distributed as soon as possible after signing of definitive agreements and review by the Securities and Exchange Commission.

•      For the period between the signing of the definitive purchase agreement and closing of the transaction, Claranet would provide an interim working capital facility of up to $6 million bearing interest at 8.0% per annum.

•                  VIA will pay a $400,000 arrangement fee for the facility, which would be waived at Closing, assuming the parties complete the transactions.

•                  The facility would be secured by pledges by VIA of shares in certain of its European subsidiaries.

•                  The purchase price would be reduced by the amount that VIA drew down on this facility.

We are in the process of negotiating definitive purchase, interim working capital financing and other agreements pertaining to the proposed Claranet Sale, with a view towards execution of the agreements by April 30, 2005.  The definitive agreements would be subject to various conditions to completion, including absence of material adverse change in VIA’s business. There can be no assurance that VIA will be successful in negotiating the definitive agreements or achieving completion of the proposed transaction. If the agreements are successfully concluded, we would expect to convene a meeting of our shareholders within the next two or three months to consider the Claranet Sale for approval. If we received approval from our shareholders, we would seek to close the transaction shortly after the shareholder’s meeting and use the net proceeds to pay off the remaining liabilities of the Company and shut down our corporate headquarters and terminate the remaining employees.  Remaining funds would then be distributed to our shareholders. We are currently preparing an analysis of the potential return or range of returns to our shareholders if the Claranet Sale is closed on the terms described in the Letter, which is expected to be included in the proxy statement to be distributed to our shareholders in connection with the proposed shareholder meeting.

Our Current Business Model

Our business model historically focused on providing primarily dial-up and leased-line Internet access services to small to mid-sized enterprises.  With the acquisition of the Amen and PSINet businesses and sale of VIA NET.WORKS UK Ltd. in 2004, we now focus primarily on offering web-hosting and Internet security services that we can deliver on our own product platforms.  By the term platform, we mean the mechanism through which we deliver services to our customers, including our internally owned or substantially owned infrastructure, software, hardware and connections.  These services have more attractive margin levels than dial-up and access services.  We have re-positioned our business to deliver web-hosting and Internet security services on our own platforms, as delivery of these services is more likely to be profitable for us than delivering services that require reliance on third party platforms.  We do still offer access services through dial-up, leased-line and DSL Internet technologies, primarily acting as a reseller of third party access providers.  Our sales force generally offers these services bundled with higher margin hosting or security services.  However, we do offer DSL services on a stand-alone basis through our automated on-line platforms.

Web-hosting Services

Web site hosting offers business customers a presence on the Internet, providing them with enhanced marketing and customer service capabilities, as well as opportunities to increase productivity and eliminate costs. Our web hosting services are complemented by web site authoring,  and management services. Additionally, our advanced hosting services offer more sophisticated applications such as intranets, extranets and business productivity capabilities, along with mirroring, caching, and clustering services. We also provide domain registration services and search optimization services to further assist our customers to establish and expand their on-line presence.

During 2004, we supported our business model shift by completing two strategic acquisitions:

•                  In January 2004, we purchased 100% of the issued and outstanding shares of Agence Des Medias Numériques S.A.S. (Amen France), Agencia De Média Numerica España, S.L. (Amen Spain) and Amen Limited (Amen UK) (collectively “Amen”), a group of European web hosting companies based in Paris, France, with additional operations in Spain, Italy and the UK.  We acquired Amen to strengthen our operations by leveraging Amen’s shared web hosting operating platform and service offerings.  To date, Amen’s performance has been consistent with our expectations, both financially and operationally. Since the acquisition and through December 31, 2004, Amen has contributed approximately $3.7 million of positive total cash flows.  The Amen group now represents approximately 12% of VIA’s consolidated revenues.

•                  On August 20, 2004, we completed the acquisition of PSINet Europe’s operations in Belgium, France, Germany, the Netherlands and Switzerland. These operations provide managed hosting, managed networks and monitored access services to more than 3,700 customers in mainland Europe. We acquired the PSINet Europe group to increase our revenues generated from hosting services and to support the development of our Industry Solutions channel. In the period up to December 31, 2004, the PSINet Europe group’s performance has been consistent with our expectations both financially and operationally. Since the acquisition and through December 31, 2004, the group has contributed revenues of approximately $15.7 million representing 23% of VIA’s consolidated revenues.

On the web-hosting side, the Amen acquisition provided us with a model for addressing the self-service web-hosting market.  Through our Amen and VIA Express channels we employ a highly automated web-sales platform to allow customers to establish, maintain, and upgrade their accounts, and also receive customer service and technical information online.

One of the key elements of the Amen acquisition was its technology and infrastructure, which automates the sales, payment and domain name and hosting package account set-up processes. Accordingly, we have used the Amen infrastructure as a core element of our approach to this market. The automation of these functions in VIA operations has enabled us to reduce the administrative and support costs associated with lower-priced web-hosting services.

The PSINet Europe acquisition, meanwhile, also has contributed significantly to our efforts in emphasizing web-hosting services.  For instance the PSINet Europe group provides a proven and scaleable business model for delivering high-end managed hosting services with a 24 by 7 multi-skilled and multi-lingual support operation based in the Geneva datacenter. These services and associated committed service levels address the requirements of mid-sized European organizations that have important business and mission critical dependent on their hosted solutions. Furthermore, our PSINet Europe group provides a team of technical consultants that are expert in tailoring customer solutions and providing services that address the specific information technology needs of the mid-sized organization.

Security Services

The security market has expanded significantly over the past several years as continued threats are highlighted by news reports and increased public awareness. Large business enterprises have the ability to implement security services and the latest protection software, while SMEs and SOHOs have fewer resources and generally have been less responsive to these threats. SMEs and SOHOs often cannot or do not wish to dedicate resources to updating software and systems on an ongoing basis, and seek to obtain security protection from third party providers.

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

Since 1999, we have offered a range of security solutions, predominately all of which have been centrally managed in our security network operating center, or SecNOC, formerly located in Paris France. The SecNOC is fully equipped and staffed to manage thousands of security appliances, or firewalls, remotely around-the-clock.  In 2004, we enhanced our customer service capabilities through the introduction of new security technologies such as intrusion detection and prevention, security auditing, content security (including anti-virus, anti-spam, and website blocking) data encryption and authentication.

Through the acquisition of PSINet Europe, we acquired a high-end security platform that targeted the mid-sized organization market. Because of its capabilities and capacity, during the first quarter of 2005, we migrated and consolidated the SecNOC from Paris to the PSINet Europe security network operating center located in Geneva, Switzerland. This has enabled us to provide one centrally managed service for all of our customers.

Revenue Mix Dynamics

Reflecting these acquisitions, and other actions we have taken, our revenue mix at year-end 2004 was as follows as compared with the year earlier:

	2003	2004
Access	62%	52%
Hosting	20%	33%
Internet security services	6%	6%
Other revenue	12%	9%
Total	100%	100%

This comparison demonstrates our progress in shifting to high-margin hosting services and away from the lower-margin connectivity services. This shift represented a key part of our strategy to generate recurring positive cash flow from our consolidated operations.

Our strategy for selling the high-growth services is as follows:

•                  Provide incentives for our direct sales force to sell higher margin services such as managed hosting and managed security services that can be delivered on our own platforms.

•                  Combine competencies and cross-train direct sales teams to develop the technical knowledge and consultative sales skills necessary to succeed in selling higher margin services.

•                  Pursue value added partner resource and referral programs.

•                  Participate in value added partner events and forums.

•                  Sell stand-alone connectivity and other low margin commodity services only through lower cost channels.

Integration and Development of Our Strategic Acquisitions in 2004

Amen

At the time of our January 2004 acquisition, Amen delivered automated web hosting services in France, the United Kingdom, Spain and Italy.  Following the acquisition, we undertook three strategic initiatives:

•                  Grow Amen’s market area.  During the year, Amen launched operations in two new markets, Portugal and the Netherlands, adding to its existing operations.  Amen’s business model provided us with an opportunity to launch the Amen brand into these new markets without taking on significant platform or implementation costs.

•                  Expand Amen’s customer base.  At year-end 2004, Amen’s customer total had grown to more than 95,000, up 11% from the 86,000 customers recorded at the time of the acquisition in January 2004, and as of year end, Amen had a total of 164,000 active registered domains, compared with 130,000 at the time of the acquisition.

•                  Broaden Amen’s product offering.  Amen introduced two new products in 2004.  In June, Amen launched a low-cost dedicated server offering, further strengthening its market leadership in the value-priced hosting market in the European countries in which it operates.  At year-end 2004, Amen had nearly 1,800 active dedicated servers. In a joint initiative with Microsoft in July, Amen introduced a Microsoft Windows-based hosting offering designed to complement its range of Linux-based services.  In just the first two months after introduction, the Microsoft Windows-based offering already comprised 20% of Amen’s total new dedicated server sales.

PSINet Europe

With respect to the PSINet Europe companies, our integration efforts through year-end 2004 have included several marketing, operational, administrative and financial initiatives. As part of the integration, moreover, we adopted the PSINet Europe brand for the VIA Industry Solutions business in five of our country operations. We have also begun the rationalization and integration of our combined network and infrastructure as well as combining certain administrative functions. The migration of the PSINet entities on to the VIA back office systems was completed during the first quarter of 2005.

Specific achievements relating to the integration effort include the following:

•                  Revenue achievement.  In the last four months of 2004, the five PSINet Europe operations produced revenues at an annualized run rate consistent with the $42 million annualized run rate anticipated in our pre-acquisition planning.

•                  Product integration.  The joint VIA-PSINet Europe teams quickly completed the initial evaluation of the combined company’s product portfolio — both from feature/function and geographic standpoints.  Rationalization activities immediately began, as did efforts to identify cost-effective ways of combining products and/or migrating customers to common service platforms.  Cross-selling opportunities were implemented and the VIA and PSINet Europe teams have partnered on new business opportunities.

•                  Organizational structure.  A review of management was conducted in each of the countries in which VIA and PSINet Europe both had a presence and a single senior executive was appointed as country manager for the combined country operations in Germany, the Netherlands and France. In Germany and France, management and administrative functions were consolidated during the fourth quarter of 2004. The VIA operation in Switzerland was subsequently sold back to the former owners on April 1, 2005.

Sales Strategy

In January 2004, we announced the reorganization of our sales channels into two groups: Industry Solutions and VIA Express.  During the year, the profile of Industry Solutions and VIA Express varied country-by-country depending on the maturity of the market, the product and service portfolio the country operation offered, the available partners within a country, and the scope and size of the operation.  As discussed above, the acquisitions of Amen and the PSINet Europe operations also affected the profiles.

Industry Solutions

Our Industry Solutions channel encompasses the sale and marketing of a higher-value portfolio of bundled services such as virtual private networks and security products. Industry Solutions seeks to tailor products to specific markets where overall value is the key difference between competitors rather than the price of each individual service.  Today, our Industry Solutions channel is comprised of VIA’s legacy business in France, Germany and the Netherlands and the five PSINet Europe country operations in France, Germany, the Netherlands, Switzerland and Belgium.

Our Industry Solutions channel is marked by several strategic strengths, including PSINet Europe’s brand recognition, our “showcase” data centers, professional and centralized network management, strong security and customer and technical care, and our local sales and support teams.  All of our direct sales force professionals are included in Industry Solutions and have been organized into two subgroups: those who actively pursue new customers and those who support existing customer relationships including up-selling and enhancing services based upon customer needs.

Each of our local operating companies has a direct sales force. During 2004, we also established a more structured indirect sales force in each of the countries in which we operate. We focused our indirect sales on:

•                  resellers, who distribute our more commoditized products, including access and shared web-hosting services,

•                  lead referrers, who are rewarded for referring new business leads to us, and

•                  value-added partners, who enable us to develop value-added bundles in the industry markets we are targeting.

Our partner effort is intended to establish and grow a network of complimentary business relationships that will enhance and increase our market exposure resulting in improved market reach and allowing us to further focus on and develop our core business.

Amen & VIA Express channels

Our Amen and VIA Express channels markets Internet access, hosting, VPN and voice products and services to small businesses, resellers and IT developers primarily by advertising in a variety of print and online media and by mailing a broad range of direct marketing publications, such as promotional pieces, catalogs and customer newsletters. We seek to use these marketing activities to drive customers to our telephone-based sales and Internet stores at an efficient cost.

In 2004, we acquired the Amen group and its automated Linux-based platform. This channel performed well in 2004 as noted above under the heading Integration and Development of Our Strategic Acquisitions in 2004.

In 2004 we also invested in and developed a new Microsoft-based web sales infrastructure integrated in our websites to handle online sales.  This is our VIA Express channel.  The web interface of our billing system gives us the ability to automate sales, billing and provisioning online. During 2004, our start-up VIA Express channel underperformed expectations for sales of web-hosting products.  We recognize that our marketing efforts, which were designed to drive customer demand to the channel, did not deliver as expected.  Our aggressive use of free promotions attracted a wide customer base, but the customer base ultimately was largely inactive.  Moreover, our advertising focus was too broad and we have now refocused our efforts to niche segments.  VIA Express’ underperformance in 2004 adversely impacted our revenue and cash generation expectations for 2005.  During our planning for 2005, we concluded that significant expenditures in marketing would be required to build brand recognition and customer acceptance.  In latter part of 2004 and during the first quarter of 2005, we shifted the focus of our VIA Express channel to reduce the dependency of this channel on the significant marketing expenditures that were required to drive retail sales (including online sales, telesales and field sales).  Instead, we have focused establishing a wholesale channel for the automated hosting platform that we have developed. These partners will sell the VIA Express hosting portfolio under their own brands into their own customer base. As the hosting platform has been built utilizing a highly secure and scaleable architecture, we have been able to attract certain partners that are interested in rapid market penetration and at the same time avoiding the cost and expense of developing and owning their own Microsoft-based hosting platform.  We have already signed up a small number of partners and we are working with a German-based Microsoft partner to deploy a nationwide hosting exchange trial program. This initiative was launched at the recent 2005 CeBit Exhibition.

One-Stop Communications Service Offerings

Including the web-hosting and security services mentioned earlier, we offer a portfolio of communications services created for the business customer that we sell on either a bundled or stand-alone basis. These services are designed, constructed and delivered to give businesses more productive, cost-effective ways to communicate and share critical information. As businesses increase the use of the Internet as a business tool and integrate web-based products and services into their business processes, our services are designed to enhance our customers’ profits and reduce risk.

We package our communications services for businesses that need to establish an Internet presence for efficient, effective and secure communications, and we provide for “one-stop” communication service by enabling customers to bundle our voice services product with their services. We also provide services to address more sophisticated Internet requirements. Today, we do not currently offer all of our services in each of our markets. The specific products offered in each market are determined by the needs of the market, competition and local regulations.

Connectivity Services

We provide Internet access through dial-up, dedicated line and other technologies, including integrated services digital network, or ISDN, and DSL. We offer customized connectivity services on a stand-alone basis or bundled with our other products.

Networking Services

We offer an extended portfolio of virtual private networks, or VPNs, solutions designed to meet the networking needs of SMEs across Europe. The portfolio includes three key offerings:

•                  IP VPN, connects branch offices, partner extranets and remote workers, with security delivered through managed firewalls.

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

As our networking portfolio draws upon products and services offered by multiple vendors, we are able to offer different technologies to one single customer. For example, a customer could connect its VPN to a small site through the use of a DSL VPN, while ensuring that its foreign headquarters could connect via a high performance MPLS solution. Remote offices could connect to the customer’s VPN though use of our Internet VPN, which relies upon a local Internet connection and a firewall application, ensuring secure communications. We believe that this hybrid approach to establishing networking solutions is a key element in our ability to sell these services.

Voice Services

In 2003, we completed the introduction of our resold voice services in certain of our markets to further support our position as a business communications provider to the SME market. We offer these services through contractual arrangements that we have with telecommunications services providers operating in these markets. There are certain differences in the voice services that we provide compared with incumbent telecommunications services providers. Our voice service includes dedicated account management and does not require additional equipment. We also offer online service management tools for displaying and managing call costs and central billing for customers with multiple operations using the service.

We offer our customers a single bill for data and voice solutions. We recently deployed our customer portal that has enabled our voice customers to generate a wide range of reports, view their call statistics and billing details and configure fraud alerts (including notification by text message or email). This portal, which was launched and made available to our voice customers in 2004 has enhanced our value proposition and further differentiates our resold voice services from many of our competitors.

Our Target Markets

We specialize in serving the needs of SMEs, which often do not have the resources to keep up with rapidly changing technologies, create and update content and secure their communications. We believe that there will be a continuing demand by SMEs to outsource network security, virtual private networking, collaborative and customer relationship applications, as well as sophisticated enterprise-wide applications including intranets, extranets, network management systems and enterprise resource planning systems. As discussed elsewhere in this section, we have particularly focused efforts to sell our bundled, higher-end products on marketing bundled services targeted to these markets. At the other end of the market, we are focusing on SMEs who are comfortable with a self-service approach and who are seeking a lower-priced dependable Internet-based communications service.

Small and home office customers

Many small and home office customers, or SOHOs, rely on websites and email to keep them connected to their employer, parent company, customers and suppliers and to serve as their main communication base from which they conduct their business. These customers seek a cost-effective, stable and reliable web-hosting platform; and they generally do not have the resources to acquire a dedicated hosting facility. We believe that we can acquire these customers cost effectively through VIA Express & Amen channels and deliver the desired reliability and functionality through our Linux- and Microsoft-based platforms.

SME customers

While many SME customers are larger than SOHOs, they also often wish to avoid the cost of dedicated hosting facilities deployed by larger business enterprises. Yet, many SMEs have more complex needs, including regular email, file and data back-up. In addition, we believe that as an SME grows, its technology and infrastructure spending remains limited, but its outsourcing spending continues to increase. We believe this creates demand for VIA Express & Amen channels to sell our web-hosting services to smaller SMEs and for our Industry Solutions channel to target larger SME with more complex higher-end solutions.

Smaller hosting providers

Smaller hosting providers currently compete in a highly fragmented industry. These smaller players often do not have the scale to manage effectively their own hosting infrastructure or to compete on price and feature functionality. We believe the automated reseller features of the web-hosting platform we have deployed in our hosting-centric U.S. operation, and the ability to create a private label product with the VIA Express hosting platform offer these companies cost savings and business improvements through utilizing our platform on a reseller or wholesale basis.

Managed dedicated and self-managed dedicated solutions

As a business evolves and grows, companies often seek increased functionality and security that can be offered with dedicated servers that are physically separated from data from other companies. SMEs continue to adopt web-centric applications, launching e-commerce initiatives and using the web in mission critical business processes. These customers may require managed dedicated or self-managed dedicated hosting solutions. Managed dedicated hosting represents an amount of dedicated server or server space, managed on a constant basis by our employees to ensure constant operability. Self-managed dedicated hosting represents dedicated servers or server space that is customer monitored to ensure constant operability.

Our Competition

Over the past years, we have seen significant shifts in the composition of our competition due to changes in our own business through both dispositions and acquisitions and due to the continuing consolidation in the marketplace.

We see our competitors grouped into two distinct segments largely in line with the split between our Industry Solutions and Express channels.  The Industry Solutions channel uses the brands VIA NET.WORKS & PSINet Europe, and our Express channel principally uses the brands Amen and VIA NET.WORKS.

The Solutions Competitive Landscape

Our Industry Solutions channel is comprised of two brands namely VIA NET.WORKS and PSINet, both of which are focused on selling a range of managed services (access, hosting, and security) to the larger SME and corporate customer in a number of key markets, namely, Germany, Switzerland, Netherlands, France and Belgium.  Our principal competitors depend on the actual service sold and tend to either be small localized service and IT companies or larger pan-national, European or global telecom or systems integration businesses.

•      Local competitors

In each country where we have an Industry Solutions presence there are small local domestic players that may have competitive advantage in the local market due to customer proximity, price or other services sold such as hardware or software.  Such companies take the form of small independent IT Services companies, systems integrators or local ISPs that have may have both a managed hosting or security service option.

•      International or Pan-European competitors

In the managed access product range (e.g. leased lines, DSL and VPN products), we primarily compete against either local in-country incumbents such as KPN, Deutsche Telecom, France Telecom, Swisscom or Belgacom or Pan-European alternative carriers such as Colt, Versatel, and Easynet who also tend to be present in the markets in which we are present.  While these companies have been identified as traditional telecommunications companies, they are moving more and more to a portfolio of managed services including security and hosting offers. We see these companies in the access and managed security product ranges, but less on the higher-end managed hosted market.

In the higher-end managed hosting market we primarily compete against more specialized small or large IT companies with a focused offering on managed applications.  In this product range, we typically compete against companies such as IBM Global Services, EDS, and HP.

Amen/VIA Express Competitive Landscape

Both our Amen and VIA Express hosting channels are positioned to sell into the high volume, self-service customer bases such as residential customers, SME’s and website developers (both professional and hobby interest groups). In these segments, we mostly face competition from local internet service providers, dedicated hosting companies and national telecommunications providers. Web hosting is a service add-on for connectivity focused service providers, especially so in residential markets where we face severe competition from providers that take advantage of the demand for broadband services. In addition to national competitors, we face competition in most countries from established international players including United Internet, Strato, Tiscali and HostEurope. A combination of aggressive marketing, mature and feature rich portfolios have attracted the more sophisticated customer. Many users have deployed personal or business-orientated web sites for some years and are experienced buyers.

The VIA Express channel has faced challenges in the direct retail sale of hosting plans. As noted above, we have shifted the focus of the VIA Express channel to emphasize the “white label” or wholesale market. Competition in this market is very different than in the retail segment as buying decisions are based on make or buy determinations. There are no pan-European providers in the wholesale market space for Microsoft Windows-based hosting services. However, certain U.S.-based providers such as Verio and Interland address the wholesale hosting platform market in Europe.

Our Network

Our network consists of a number of international Points of Presence (POPs) located in the countries of our commercial operations. Each POP is physically located in leased space in high specification Telehouse or co-location facilities, which provide a resilient power, air-conditioning and fire protection environment. These POPs are in physically secure locations and operated by major collocation services providers. These POPS contain our company-owned and managed Internet Protocol (IP) routers, switches and other telecommunications equipment.

Our network POPs are interconnected by a number of dedicated leased lines, which are leased from infrastructure providers using multiple underlying carriers. These leased lines provide an international high-speed, typically 155Mbit/s, backbone network. The international backbone connects to a similar national network infrastructure of leased lines connecting IP routers, switches and other telecommunications equipment.

Within each country of operation we have implemented local private and public peering arrangements with local Carriers, Service Providers and Internet Exchange Points. In peering relationships, Internet Services Providers (ISPs) agree to carry each other’s traffic on their networks to improve performance and reduce congestion and costs. Peering relationships can take the form of either public peering or private peering. Public peering takes place at a physical location, usually a network access point, designed for the exchange of Internet traffic between private ISPs. Private peering involves an agreement between two ISPs allowing traffic to pass between each other’s networks at private connection points without having to traverse the public Internet and public peering points. A number of our operating companies have established peering relationships with other local or regional ISPs. Our network is interconnected at the following Internet Exchanges: LINX (London), DECIX (Frankfurt), INXS (Munich), AMSIX (Amsterdam), FreeIX (Paris), CIXP (Geneva), ZIX (Zurich), and GIGAPIX (Lisbon).

Our network also connects to Internet transit providers providing high-quality upstream Internet access at locations in London, Frankfurt, Paris, Amsterdam, Madrid, Zurich, and Geneva.

In August 2004, we acquired the network assets of PSINet Europe in The Netherlands, Belgium, Switzerland, Germany and France. These networks consist of similar POPs in physically secure locations and operated by major co-location services providers. These POPs contain our company-owned and managed Internet Protocol (IP) routers, Frame Relay and ATM switches and other telecommunications equipment. These POPs are also interconnected by a number of dedicated leased lines, which are leased from infrastructure providers using multiple underlying carriers. The PSINet network infrastructure also uses virtualised data transport services from Packet Exchange and Deutsche Telekom.

The PSINet network also include a company-owned dark fibre national network infrastructure in Switzerland equipped with transmission equipment configured for data rates of 622Mbit/s.

In September 2004, we started the merger and integration of the VIA and PSINet network infrastructures. These networks are now merged with interconnections in London, Amsterdam, Paris, Frankfurt and Geneva.

The network elements of the combined network infrastructure are monitored and managed through the systems and services of an outsourced network management partner in conjunction with our Geneva-based, 7 x 24, European Customer Operations (ECO) center. Our ECO Customer Service, Network Operations and Technical Support staff provides 7 x 24 individual customer support, incident management and network and systems’ management of our customers’ business-critical Internet solutions and services.

Our Employees

At March 31, 2005, we employed 404 people on a full-time equivalent basis. Our headquarters staff is comprised of 48 employees and 356 of our employees are located in our local operations. Of our total employees, 133 are involved in sales and marketing, 99 are employed in customer care, 89 are involved in technical and engineering functions and the remaining 83 are devoted to finance, legal, strategic planning and other administrative functions. Some of our operating companies are parties to collective bargaining agreements.

We believe our employee relations are generally satisfactory.  In reaction to the April 11, 2005 announcement of the proposed Claranet Sale, a number of managers and employees of VIA’s Amen group formed a strike against Amen, seeking employment security guarantees from Claranet, among other things.  VIA has obtained the support of staff from other members of the VIA group to fill in for the striking workers to ensure the continuation of technical and customer support.  We believe that we will be able to resolve the matter satisfactorily without undue cost or impairment to the Amen business.

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

In Europe and in the United States, we pursue the registration of trademarks for marks that we believe are particularly unique and that will be used in our business over a long period of time. We have registered and unregistered trademarks in the United States and Europe for the former VIA NET.WORKS name and logo.  We have not yet applied for trademark protection of our new logo, which we began to exploit in the fall of 2004.  We have registered trademarks in France and Spain for certain Amen marks.  As a part of our acquisition of the PSINet Europe entities, we acquired the rights to use certain PSINet Europe trademarks, and we mutually agreed with Telstra UK, the purchaser of PSINet UK, not to use the PSINet Europe logos or names in each others’ territories.  We have begun to pursue trademark registrations for the PSINet Europe logo and name in additional countries in which we provide services. To the extent we are unable to receive registration status pursuant to in-country registrations, we may be restricted in our use of certain Amen and PSINet trademarks in certain of our countries.

Except as noted above, we have not pursued registrations for our trademarks. Consequently, a competitor with senior rights in a mark similar to ours may be able to argue successfully that we should be barred from continuing to use our mark, or our competitors may adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Defending trademark infringement litigation and policing unauthorized use of our marks is also difficult and expensive. For more information regarding difficulties we may have in protecting our brand names, please see RISK FACTORS later in ITEM 1 of this Form 10-K.

We intend to protect these marks against similar and confusing marks of third parties, filing oppositions to third parties’ applications for trademarks and if necessary, bringing lawsuits against infringing parties. We also continue to assess the strength of our marks and brands as a part of our overall marketing strategy.

As a part of our acquisition of Amen, we acquired the rights to a fully automated operating platform used to support Amen’s customers. Certain components of this platform were developed by Amen or Amen employees and as such are proprietary to Amen. No material research has been conducted to determine whether any such intellectual property infringes the rights of third parties and as such third parties could challenge Amen’s rights in these components. To the extent a third party successfully claimed that VIA did not have the legal right to use of all or part of the platform, VIA would incur significant costs to either acquire the rights to use the infringing components or to replace the infringing components with alternative components, either through licensing from a third party or independently developed by VIA, its subsidiaries or each of their agents, please see RISK FACTORS later in ITEM 1 of this Form 10-K.

Regulatory Matters

No uniform body of law specific to the regulation of Internet services or Internet services providers exists in Europe or the United States. However, many local laws, which are not specific to Internet services and uses of the Internet, apply to the provision of our services. As a result of the ever-increasing use of the Internet by consumers and businesses, laws and regulations affecting our industry continue to be introduced in all of the jurisdictions in which we operate.  Although many of the recently enacted laws provide greater clarification for obligations of Internet and hosting service providers, there are often conflicting provisions with other laws. Consequently, we cannot predict what impact future judicial, legislative or regulatory changes will have on the industry in general or our operating results specifically, or whether local regulatory bodies will question our compliance with applicable laws and regulations.

Due to the nature of our business, we are often subject to the laws and regulations of multiple jurisdictions.  The equipment and software that we use to provide our services is based in Europe and the United States. Although the transmission of content through the Internet by our users and us would originate primarily in these regions, the governments of countries in other regions might attempt to regulate the content hosted on transmitted through use of our services or prosecute us for violations of their laws. As content produced by our users or us is available over the Internet in countries all around the world, these countries may also claim that we are required to qualify to do business in their jurisdictions. Any application of existing laws and regulations from jurisdictions in which we currently do not conduct business, or the application of existing laws and regulations to the Internet and other on-line services, could have a material adverse effect on our business, results of operations and financial condition. Similarly, as we consolidate certain of our operations within Europe to reduce operating costs, different European countries in which we operate may have legislation in conflict with each other that may require us to run separate systems or acquire additional functionality to meet the legal requirements of multiple jurisdictions.

Further, future regulatory developments might impede the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have a material adverse effect on our business, financial conditions or results of operations.

European Regulatory Framework

Overview

All of our European operations, except our Swiss operations, are located in member countries of the European Union. Within the European Union, legislation is enacted by way of decisions or regulations that are enforceable directly in each of the member states. More commonly, it adopts directives that require member states to enact laws within their own countries by implementing the principles and rules established in the directive. Although the directives’ legal mandates are binding on member states, member states have discretion as to the method of implementation. As a result, the European regulatory environment is sometimes characterized by differing and conflicting rules and regulations at the local level regarding licensing, electronic commerce, data protection, data interception and other areas. However, in many cases the European regulatory framework provides us with consistent legislation throughout our European market.

New Regulatory Framework

The European Union adopted a new package of five communications directives on February 14, 2002, or the “New Regulatory Framework”. The New Regulatory Framework replaced the existing regulatory framework with less detailed rules aligned more closely to general competition law.

The Netherlands enacted the Telecommunications Act on May 19, 2004 to implement the New Regulatory Framework.  The Dutch Telecommunications Act provided clarification on issues related to electronic communications. General competition regulations will play a more important part, recognizing the trend towards more competitive markets for electronic communications. The regulatory authority, OPTA, will periodically review relevant markets for electronic communications for the existence of parties with significant market power and the need for market specific measures to ensure competition in certain markets.

Similar to The Netherlands, Germany has implemented the framework through a single piece of legislation, the Telecommunications Act, which was enacted on June 26, 2004. The Act is supposed to reduce the general regulatory rules on telecommunications services with a view to focus on the general concepts of competition law.

France implemented the framework through a series of separate legislative acts, most notably in Law no 2004-575, the “LCEN” and Law no 2004-669, which pertains to electronic communications.

Data Protection

In October 1995, the European Union adopted the “directive on the protection of individuals with regard to the processing of personal data and the free movement of such data”. This directive imposes restrictions on the use and processing of personal data and gives European Union citizens rights regarding their personal data. All countries in which we operate within the European Union have enacted the directive without substantial deviations.

The data protection directive affects companies like us that collect information from individuals in European Union member states. In particular, companies with facilities located in member states or that have equipment in member states for the purpose of processing data will not be allowed to send personal information to countries outside of the European Economic Area that do not maintain adequate standards of privacy and data protection. The directive does not define what standards of privacy are “adequate.” The European Commission has determined that Switzerland maintains adequate standards of data protection. Based on negotiations concluded in 2000, the Commission determined that the self-regulatory arrangement established by the U.S. Department of Commerce known as the “safe-harbor principles” provided “adequate protection,” but only for data transferred to those companies that voluntarily agree to adhere to those principles. VIA has not adopted the safe-harbor principles. VIA provides adequate safeguards in various other manners, including the use of contractual relationships in which consent to use data is obtained.

The “Privacy and Electronic Communications Directive” concerns the processing of personal data and the protection of privacy in the electronic communications sector. This Directive contains provisions concerning security and confidentiality of electronic communications, use of traffic data, and unsolicited commercial communications (including spam), and provides greater clarification for VIA and other service providers such as VIA within the European Union specifically regarding the use of personal data. As implemented in our major markets, the Directive has offered greater clarity on communicating through electronic means, which provides assistance to Internet and hosting service providers.

Content Regulation and Liability

The European Union adopted the Electronic Commerce Directive, which provides that an Internet service provider will not be liable for information it hosts unless the provider has actual knowledge that the information or activity is illegal, or is aware of facts or circumstances from which the illegal information or activity is apparent, so long as the Internet service provider acts promptly to remove or disable access to the information upon becoming aware that it is illegal. In addition, an Internet service provider providing access to networks or transmitting information over a network that is provided by its customers will not be liable for that information provided that the Internet services provider does not initiate the transmission, select the recipient of the transmission or select or modify the transmitted information. Subject to certain conditions, Internet service providers will also not be held liable for the automatic, intermediate and temporary storage of that information, also known as caching. The Directive provides that member states shall not impose a general obligation on the above-mentioned providers to (a) monitor the information that they transmit or store or (b) seek facts or circumstances indicating illegal activity. However, member states may establish monitoring obligations in certain specific cases in order to detect and prevent certain types of illegal activities. There have not been material deviations in the implementation of this Directive by member states in our major markets and we are seeing great clarity in France, Germany and The Netherlands regarding what action is required by Internet service providers regarding illegal information that they host. Several court decisions have been decided to offer further guidance to Internet service providers related to the hosting or transmission of illegal content. In The Netherlands, a decision from the appeals court provides further clarification to Internet service providers on when they must take down illegal information after receiving notice from a third party. The Dutch Supreme Court is currently considering a case regarding whether Internet service providers should provide the personal data of its customers to third parties wanting to take action against the customer, which also raises data protection issues.

Access to Content

Various countries in which we operate have enacted legislation, or are considering the implementation of legislation, that would provide rights to government and law enforcement agencies to request, monitor or intercept content that is hosted or transmitted by Internet and hosting service providers.

Germany and The Netherlands have enacted legislation that would require certain Internet services providers to establish technical means to permit authorities to intercept data traffic of identified customers. VIA has generally not implemented these technical means and may be subject to a requirement to expend significant sums to comply with these requirements.

In The Netherlands, changes to the Criminal Code based on the Cyber crime treaty are partially implemented and pending. The proposed changes provide an increase in the scope of the data that can be requested for criminal investigations and governmental rights to request various data related to network traffic. It is expected that upon acceptance and implementation of these proposed changes that Internet service providers will have to store and disclose more information on network traffic for criminal investigation purposes. However, the scope of data preservation and data retention is still currently under discussion.

In France, pursuant to recently enacted legislation, telecommunications operators (including Internet service providers) could be required to retain certain technical information for the purpose of providing such data to judicial authorities in connection with the investigation and prosecution of criminal offences. Separate legislation could require Internet service providers and hosting service providers to retain certain information to assist judicial authorities to identify those individuals who developed the content and information hosted or transmitted by the service providers. The exact categories of retained data and duration of its retention will be specified in future decrees.

Online Contracting

The Electronic Commerce Directive also required member states to enact legislation providing greater clarification for the enforceability of online transactions. This Directive and similar legislation, Electronic Signatures Act, should increase confidence in using online transactions.

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

VIA provides resold voice services in France, Germany, the Netherlands, Portugal, Spain, and Switzerland. France does not require VIA to obtain a license or register with any regulatory agency in order to provide the VIA resold voice services. The remaining countries either require a license to resell the voice services currently provided by VIA or registration with applicable regulatory agencies of VIA’s intent to provide these services. In Germany, the Netherlands, Portugal, Spain, and Switzerland, VIA has either obtained the relevant licenses required to provide resold voice services in these countries or where registration is required instead of obtaining a license, it has registered with the relevant regulatory agency, stating its intention to sell resold voice services.

RISK FACTORS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. Please refer also to “Cautionary Note Regarding Forward-Looking Statements” on page 3 of this annual report on Form 10-K.

A. RISK FACTORS RELATED TO THE CLARANET SALE TRANSACTION

THE CLARANET SALE TRANSACTION MAY NOT CLOSE AND WE MAY NOT BE ABLE TO FIND AN ALTERNATIVE SOLUTION

We have pursued two separate but parallel tracks to address our announced liquidity issue:  a search for new financing through an equity or debt placement and the sale of all or part of our businesses. While we received interest from other parties to purchase the Company or provide debt/equity investments in the Company, our Board of Directors concluded that it would be in the best interest of the shareholders of the Company to pursue the Claranet Sale offer.  If the Claranet Sale is not consummated, there can be no assurance that we can obtain an alternative solution to VIA’s liquidity issues.  In that event, and unless we could find such an alternative solution, we would have insufficient funds to continue to operate the Company as a consolidated group as a going concern.  In such case, shareholders could lose their entire investment in shares of the Company.

THERE MAY OCCUR CIRCUMSTANCES OUTSIDE OF OUR CONTROL THAT MAY PREVENT COMPLETION

The Claranet Sale transaction is at an early stage.  Only a letter of intent (Letter) has been executed by the parties. Claranet has provided a $3 million deposit against the purchase price if it withdraws from the transaction.  However, under the terms of the Letter, Claranet may withdraw from the transaction and receive a refund of its deposit of $3 million if, among other things, there is a material adverse change in VIA’s business between the date of the Letter and the targeted date for signing of a definitive purchase agreement.  Under the terms the of the Letter, a material adverse change includes, among other things, a material change in cash flow projections, litigation and other claims against the Company, and significant incidents of non-renewal or cancellation of customer contracts. If any one of these events occurs, Claranet may withdraw from the transaction and we would be required to pay its costs and a break fee.  We may not be able to control the circumstances that could lead to any one of these material adverse changes, and if any one of them should occur, and Claranet decides to withdraw, our ability to provide a return to our shareholders may be severely impacted.

The Claranet Sale is conditioned on receiving the approval of our shareholders.  If we reach agreement on definitive purchase and finance agreements, we will solicit votes from our shareholders through a proxy statement that will describe the circumstances and rationale for the Claranet Sale.  If, for whatever reason, our shareholders were to reject the transaction, there can be no assurances that we will be able to find an alternative solution to our liquidity issue and in that event, the Company would have insufficient funds to pay its debts in the normal course of business and to continue to operate the Company as a going concern.

The Claranet Sale transaction contemplates that Claranet provide VIA with a $6 million financing facility, secured by pledges on certain of our European operations, including Amen France.  If the transaction does not close and an alternative transaction is not immediately available, we would have to repay to Claranet all amounts that we borrowed under the facility, together with a break fee for the transaction and a $400,000 arrangement fee for the finance facility.  Under our current circumstances, we would not have the ability to repay the amounts and Claranet would be entitled to exercise their rights to foreclose against the security interests in the pledged operations.  In such event, our ability to continue to operate the Company as a going concern would be severely impacted and it is possible that shareholders could lose their entire investment in shares of the Company.

THE CLARANET SALE TRANSACTION MAY IMPACT OUR ABILITY TO RETAIN KEY PERSONNEL AND MOTIVATE OUR STAFF

The Claranet Sale transaction would represent the second time in less than two years that the ownership of the PSINet Europe group of companies and the Amen group of companies has changed.  In addition, the transaction will likely lead to the loss of employment for a number of our executives and staff at our headquarters office.  Our success in this transaction depends upon our maintaining key personnel in these organizations through the date of close to ensure continuity in key operational and management functions and revenue generation capabilities.  If we experience the loss of any key personnel at the operations or at the headquarter office, we may experience revenue loss or operational impacts that could lead to a material adverse change in the business, thereby permitting Claranet to withdraw from the transaction, and we would be required to pay its costs and a break fee.  If Claranet withdraws from the transaction, and an alternative financing or sale transaction is not immediately available, our ability to provide any return to our shareholders may be severely impacted.

THE ULTIMATE RETURN TO SHAREHOLDERS WILL DEPEND UPON THE TIMING OF THE TRANSACTION CLOSE AND OTHER FACTORS

If we are able successfully to negotiate definitive transaction agreements for the Claranet Sale transaction, the return to shareholders will depend on a number of factors, including the time to close, our ability successfully to negotiate vendor and creditor obligations, and any legal opposition that might be brought to the transaction or as claims against VIA.

Through the date of closing and a final distribution to shareholders, VIA will likely continue to experience negative cash flow and any delay in that process will lessen the net funds available for distribution to shareholders

VIA continues to experience negative cash flows from its consolidated operations.  Without sufficient funds to make termination payments, we cannot engage in significant restructuring activities to reduce further the operating expenses and negative cash flow.  On a consolidated basis, VIA is currently using approximately $2 million per month in negative cash flow and expects to continue that trend through a closing of the Claranet Sale.  We anticipate that the closing would occur between mid June and the end of July.  If the closing occurs towards the end of that period, we would likely use all or a portion of the $6 million working capital facility to be provided by Claranet, thereby reducing the $26.5-27 million purchase price on a dollar for dollar basis.  We also expect to utilize the $3 million deposit for working capital purposes during this period and that amount will also reduce the net proceeds at a closing.

We are in the process of negotiating definitive agreements relating to the Claranet sale. It is possible that if there is a material adverse change in the business, the purchase price will be re-negotiated.

We will be preparing a proxy statement to our shareholders describing the merits of the Claranet Sale.  Before we can distribute the proxy statement to our shareholders, we must submit the document for review to the Securities and Exchange Commission.   The review generally takes between 30 and 45 days, but the review period for our proxy could be as short as 10 days or longer than 45 days.  The longer this period of review, the less net proceeds from the sale will be available to distribute to shareholders.

The amount of net proceeds available to shareholders will depend on negotiations with creditors and vendors and the lack of unanticipated creditor claims

Assuming we close the Claranet Sale, the net purchase proceeds will first be used to satisfy the debts and obligations of the Company.  Those obligations include but are not limited to termination payments to headquarters employees who are not offered positions with Claranet, payment toward the accrued liabilities of the Company, the transaction costs of the Claranet Sale, which includes professional fees that have not been paid on a current basis out of working capital, termination costs for cancellation of the headquarters’ leased premises and the satisfaction of our debt to the sellers of the PSINet Europe companies and the Amen group.  The net proceeds that will be available for distribution to shareholders will depend on the amounts that are ultimately paid to satisfy these obligations.

We have assumed there will be no legal actions raised to challenge the transaction or suits by creditors or other persons for claims that have not been raised to date.  If any such actions are initiated, the cost of defending any such lawsuit and any damage claim assessed against the Company would diminish the net proceeds available to shareholders.

IF THE CLARANET SALE TRANSACTION IS COMPLETED, SHAREHOLDERS WILL CEASE TO HAVE ANY INTEREST IN THE VIA BUSINESSES

The proposed Claranet Sale is for cash, and Claranet is a privately held company.  If the transaction is consummated, Claranet will be the sole beneficiary of any future growth in earnings or improvements in the business.

B. RISK FACTORS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NEGATIVE CASH FLOW AND WE MAY NEVER ACHIEVE POSITIVE CASH FLOW

For the year ended December 31, 2004, we experienced a net loss from continuing operations of $34.3 million. While we have significantly reduced our expenses as a percentage of revenues, we will not be able to continue to support our operations, deliver quality customer service, or provide our headquarters’ functions without a material increases in revenues that will permit us to generate recurring and positive cash flows on a consolidated basis.  Specifically, during 2004, we did not increase our revenues from the legacy VIA business or from the newly-launched VIA Express unit as originally projected.  If we do not complete the Claranet Sale, we would be required to raise financing within a very short time frame in order to continue our operations as a going concern, and will need to substantially increase our revenues or otherwise materially reduce our costs and investment expenditures to achieve positive cash flow on a sustainable basis.

RESTRUCTURING OF OUR ORGANIZATION, CONSOLIDATION OF EXISTING FUNCTIONS AND ADDITIONAL EMPLOYEE RESPONSIBILITIES MAY RESULT IN OUR INABILITY TO RETAIN OR RECRUIT KEY PERSONNEL

In 2005, we must continue our efforts to reduce costs in order to address our continuing negative cash flows.  These efforts will include continuing to enhance our automated platforms and replacing non-performing personnel with automated platform marketing efforts through our Amen and VIA Express product platforms, and eliminating additional headcount from our headquarters. Our ability to reduce our personnel expense is dependent on obtaining new financing to be able to make the termination payments required by contract or law. In 2005, we have to date been unable to reduce our personnel expenses because of insufficient funds to make the payments.  In addition, these measures often require employees to take on additional responsibilities and may result in greater organizational uncertainty, low morale and a higher than anticipated employee turnover. There can be no assurances that our operations will not suffer from unanticipated employee departures or from our inability to finance the termination payments required to engage in further expense restructuring.

WE HAVE BEEN IMPLEMENTING A NEW BUSINESS PLAN, WHICH MAY NOT BE SUCCESSFUL

In March 2003, we adopted a new business plan for 2003-2005. As a part of the implementation of our Strategic Plan we have, among other things, initiated a shift in our business model from a focus on dial-up and leased line Internet access services to web-hosting and Internet security services. We also have shifted from relying on the resale of services that other parties provide to developing and focusing on our own product platforms and technologies. The implementation of our Strategic Plan has also led to the outsourcing of a number of finance and network administrative functions. As a result of our cash shortfall as noted above, The Strategic Plan will not succeed without further funding to execute additional cost cutting.

We have outsourced certain functions, and our providers may not deliver the anticipated level of service and functionality.

We have outsourced certain key network, IT, finance and administration systems and processes to third-party vendors. We cannot be assured that these third parties will be able to deliver the anticipated and desired results. These third parties may not provide the anticipated level of service and functionality. This may negatively affect our results of operations. We have on occasions experienced certain quality issues with certain of the outsource providers. Our use of these outsource providers requires us to rely on the contractual relationships we maintain with them and we will not be able to control directly their quality of service or level of cooperation. As a result, we have lost a certain degree of day-to-day control over the outsourced functions and we are dependent on continued adherence to contractual service descriptions and service level agreements. We have and may continue to experience disputes with outsourcing providers relating to service issues. These issues may affect negatively our ability to deliver quality service to our customers and deliver accurate financial reporting on our operations.

The success of our product development plans depends on our ability to identify vendors and others who can provide quality and dependable service and to successfully negotiate agreements with these vendors and providers so that we can deliver the products and services profitably to our customers.

Our product development plans (which are a key element of our refocused business model) call for the introduction of more sophisticated products and services as well as products that will enhance our ability to serve as a single-source provider of communications solutions. When we launch new products and services, we typically partner with technology vendors and other third party providers. The development and success of our new products and services depends on our ability to identify vendors and providers who can provide quality and dependable service. In addition, we must successfully negotiate satisfactory agreements with these vendors and providers so that we can deliver the products and services profitably to our customers. Our success with new products and services and existing products and services also depends on our ability to integrate sale, provisioning and billing for these products and services into our sales force training and into our other systems and processes. Our goal of generating recurring and positive cash flows on a consolidated basis depends, in part, on successfully introducing new products and services, such as Amen’s low cost dedicated server product and VIA Express units’ suite of low-cost web-hosting, security and DSL products. Once products and services are launched we must aggressively build market share in order to achieve the anticipated revenue forecasted for the new products and services. If we are unsuccessful in our marketing efforts, encounter any significant delays in introducing new products and services, or are unable to successfully sell new products and services once they have been introduced, our financial performance will be negatively impacted.

Our sales force reorganization into VIA Express and Industry Solutions requires us to upgrade our direct sales force, recruit reseller candidates and provide them with necessary back-office solutions, and build or acquire end-to-end automated customer acquisition, order entry, provisioning and billing solutions.

Our new sales strategy requires that we focus our direct sales force on selling more sophisticated, higher margin, value-added services and channel our more basic products such as access and shared web-hosting to indirect and web-based sales. As a part of the new emphasis on our VIA Express channel, we have reduced our direct sales force in certain country operations. As we reorganize our sales force, we may experience higher turnover and the loss of more key salespersons than anticipated. Our sales strategy also calls for enhancing our indirect and automated web sales capabilities. This component of our strategy depends on successfully identifying and recruiting capable reseller candidates and delivering back-office solutions enabling them to maximize sales opportunities, as well as address customer support issues. For web-based sales, our strategy depends on building or acquiring end-to-end automated customer acquisition, order entry, provisioning and billing solutions. If we fail to successfully implement and execute any one or more of these components, our sales strategy may not succeed and our operating results will be negatively impacted.

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

WE CANNOT ASSURE YOU OF THE CONTINUED LISTING OF OUR COMMON STOCK ON THE NASDAQ MARKET

On June 15, 2004 we received a letter from The Nasdaq Stock Market, Inc. indicating that our common stock had failed to meet Nasdaq’s continued listing requirement that the common stock trade above $1.00 per share because it traded below $1.00 per share for the preceding 30 consecutive trading days. Nasdaq informed us that, if the bid price of shares of our common stock did not close at or above $1.00 for at least 10 consecutive trading days prior to December 13, 2004, we would be notified that our common stock would be delisted from the Nasdaq SmallCap Market. On December 15, 2004, VIA announced that that it received a letter from the Nasdaq Stock Market granting the company a second 180-day extension, to June 10, 2005, to regain compliance with Nasdaq’s minimum bid price requirement. In granting the extension, Nasdaq noted that VIA met all other Nasdaq SmallCap Market listing standards.

In order to maintain its listing on the Nasdaq SmallCap Market, VIA must maintain compliance with the continuing listing standards for the SmallCap Market, which include: minimum stockholders’ equity of $2.5 million, a public float of 500,000 shares, market value of publicly held shares of $1 million, at least two market makers and a minimum bid price of at least $1.00 per share.

On April 19, 2005, we received a letter from The Nasdaq Stock Market indicating that we were not in compliance with Marketplace Rule 4310(c)(14) for failure to file our Form 10-K for the period ended December 31, 2004 and that as a result, VIA’s common stock would be delisted from the Nasdaq Stock Market at the opening of business on April 28, 2005, unless we request a hearing.  With the filing of this Form 10-K, we have requested that the Nasdaq Stock Market rescind its notice of delisting.  If the notice is not rescinded, we anticipate requesting a hearing in accordance with Nasdaq rules.  There can be no assurance that, if Nasdaq does not rescind its delisting notice, we will be successful in an appeal of the determination.

Further, there can be no assurance that VIA’s common stock will come into compliance with Nasdaq’s minimum bid price requirement before June 10, 2005. Although we are considering seeking stockholder approval for a reverse stock split to regain compliance with the minimum bid price requirement, we cannot assure you that our stockholders would approve a reverse split or that our board ultimately would implement one.  If our common stock is delisted from the Nasdaq SmallCap Market, we could trade on the OTC Bulletin Board, which is substantially less liquid than the SmallCap Market. If VIA’s common stock is delisted from the Nasdaq markets, the trading market for our common stock could be disrupted, which could make it difficult for investors to trade in our common stock and may result in a reduction in the market price of shares of our common stock.

FAILURE TO RETAIN KEY EMPLOYEES MAY ADVERSELY AFFECT OUR ABILITY TO CONDUCT OUR BUSINESS

Our future success depends on the continued service and performance of key employees. In the past, we have been dependent on certain specialized systems personnel to operate, maintain and upgrade our systems. In an effort to reduce our costs, we have outsourced many of these responsibilities to outside personnel, who may be less experienced and less knowledgeable than our former employees. In the past we have made significant headcount reductions and expect to make further reductions in the future. Our inability to retain key employees could adversely affect our business, financial condition and operating results.

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

•                                          lack of developed infrastructure to support Internet applications and access to broadband services, and

•                                          limited access to Internet services.

In particular, we depend on increasing demand for Internet services by SMEs. Demand by SMEs is dependent on the extent to which they and their customers and suppliers adopt the Internet as a means of doing business, and they utilize Internet technologies to deal with internal business processes. Demand will also depend on whether there is a continuing economic downturn, which may result in reduced spending by SMEs on Internet products and services. Furthermore, as competition reduces prices for Internet access in many of our markets, we are increasingly dependent on our ability to sell higher profit margin services such as security services, web-hosting, and e-commerce solutions. Finally, an increasing number of Internet services providers are going out of business in our key markets. This results in customer reluctance to rely on businesses such as ours for critical business functions.

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

We are currently engaged in litigation with a third party telecommunications provider in Spain, who opposed the Spanish Trademarks and Patents Official Agency’s granting the Spanish Amen Group company the trademark “Amen.” The Spanish Trademarks and Patents Official Agency granted and authorized the Spanish Amen Group company the use of the trademark “Amen” within Spain. Nevertheless, the third-party telecommunications provider has appealed this decision. If this appeal were to be successful, we could be forced to cease using the Amen mark and may be required to pay damages, although we believe that any such damages would be immaterial.

In connection with our acquisition of five PSINet Europe companies, we received rights to use the “PSINet” name in Belgium, France, The Netherlands, Switzerland and Germany. These rights were limited to the limited license rights held by the seller, PSINet Europe B.V., which it received from the parent company, PSINet Inc., as a part of the seller’s original acquisition of the PSINet Europe companies from PSINet Inc. in the U.S. bankruptcy proceedings. The PSINet brand and domain name is used in the U.S. by Cogent Communications. The brand is also used in the UK by Telstra Corporation in connection with its purchase of PSINet UK from PSINet

Europe B.V. As a part of our acquisition, we entered into an agreement with Telstra under which Telstra agreed not to use the brand in our PSINet European territories and we agreed not to use the brand in the United Kingdom.  The legitimate use of the brand by other parties will tend to diminish the value of the brand to VIA and could lead to confusion in the marketplace.  As a result, we may have to incur additional costs in order to effectively leverage the brand in our territories.

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE U.S. DOLLAR AND THE VARIOUS CURRENCIES IN WHICH WE CONDUCT BUSINESS MAY AFFECT OUR OPERATING RESULTS

We record the revenues and expenses of our local operations in their local currencies and translate these amounts into U.S. dollars for purposes of reporting our consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our revenues, expenses and results of operations as well as the value of our assets and liabilities. Fluctuations in foreign currency exchange rates may also adversely affect the comparability of period-to-period results. For example, if the average value of the Euro increases in relation to the U.S dollar during a quarterly period as compared to the prior period, each Euro will convert to more U.S dollars during that quarterly period than the prior period and we will report higher revenue growth than what would have been calculated in local currencies for that period. In addition, we hold foreign currency balances that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. In projecting future operating results, we make certain assumptions about the fluctuation of the home currencies of our operations. If these assumptions turn out to be materially inaccurate, our actual operating results may be materially different from our projections.

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

•                                          impose telecommunications access fees on Internet services providers or other increases in access, transit or general telecommunications costs;

•                                          prohibit the transmission of various types of information and content over the Internet;

•                                          impose requirements that Internet services providers protect users’ privacy, monitor content, or permit government interception of data traffic, and

•                                          increase the likelihood or scope of competition from telecommunications or cable companies.

For example, a number of European countries have enacted legislation that requires Internet services providers to establish technical means to permit national authorities to intercept data traffic of identified customers. The application of these laws to Internet services providers has been subject to significant opposition from Internet services providers industry groups in Germany and the Netherlands, among others, because of the substantial cost Internet services providers would incur in order to comply with these laws. Ultimately, these requirements may impose significant costs on our operations in these countries, which would negatively impact our operating results. These laws could also increase our competition or change our competitive environment so that customer demand for our products and services is affected adversely.

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

Our customers typically access our services either through their normal telephone lines or dedicated lines provided by local telecommunications providers specifically for the purposes of accessing and utilizing the Internet. Our customers are usually required to maintain their telephone line to utilize certain of our resold voice services or must have a pre-existing voice service prior to switching to our voice service, depending on the resold voice service we offer. In some of our markets, we experience delays in delivery of new telephone or dedicated lines that prevent our customers from utilizing our services. These delays result in lost revenues. Additionally, some local telecommunications providers that provide Internet services provide delivery of telephone or dedicated lines to their own Internet customers on a preferential basis, which may cause us to lose current and potential customers. We also lease network capacity and VPNs from telecommunications providers and rely on the quality and availability of their service. These companies may experience disruptions of service, which could disrupt our services to, or limit Internet access for, our customers. We may not be able to replace or supplement these services on a timely basis or in a cost-effective manner, which may result in customer dissatisfaction and lost revenues. In addition, to the extent that alternative local access providers fail in any particular market, the incumbent telecommunications providers will experience less competitive price pressure for access, which could increase our cost structures and impair our profit margins.

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

•                                          laws restricting the collection, use and processing of personal data, and

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

As part of the acquisition of the PSINet Europe Group, we now have a first-class datacenter located in Geneva.  The lease for the Geneva datacenter expires in February 2014.

We believe that our present facilities are in good condition and are generally suitable for our business needs.

ITEM 3  LEGAL PROCEEDINGS

On November 5, 2001, we were named as a defendant in a class action lawsuit in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering (“IPO”) and certain of our officers, under the title O’Leary v. Via Net.works [sic] et al [01-CV-9720] (the “Complaint”). An amended complaint was filed in April 2002. The Complaint alleges that the prospectus we filed with our registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices (“Tie-in Arrangements”), thereby artificially inflating the Company’s stock price. The Complaint further alleges violations of Sections 11, 12 (a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigation”). On June 30, 2003, the special litigation committee of the board of directors of the Company conditionally approved the global settlement between all plaintiffs and issuers in the IPO Litigations.  The special litigation committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation.  The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful by the plaintiffs.  Under the proposed settlement, the Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  In June 2004, a motion for preliminary approval of the settlement was filed with the Court. The underwriters filed a memorandum with the Court opposing preliminary approval of the settlement.  The court granted the preliminary approval on February 15, 2005, subject to certain modifications.  If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved.  Any direct financial impact of the proposed settlement is expected to be borne by our insurers.

PSINet Belgium, an indirect wholly-owned subsidiary of the Company, is a defendant in a lawsuit filed by Perceval Technologies N.V. regarding a commercial agreement entered into for the provision by Perceval of a DSL network in Belgium, Luxembourg and France.  The agreement of 15 March 2004, entered into prior to VIA’s acquisition of PSINet Belgium, was for the benefit of a customer of PSINet Belgium, and provided for a three-year term upon completion of a test phase. The customer was not satisfied with the results of the project and decided to stop the project, whereupon PSINet Belgium terminated the agreement with Perceval Technologies.  On February 28, 2005, Perceval brought a civil action before the commercial court of Brussels for the early termination of the contract and claims damage in the amount of €1.4 million ($1.9 million) plus €250,000 ($0.3 million) moral damages, plus interests, costs and attorneys’ fees. We believe PSINet Belgium was entitled to terminate the agreement under the circumstances and that the allegations are without merit and have engaged counsel to defend the action.  If PSINet Belgium is determined to be liable or if we conclude that a settlement is in its best interests, that subsidiary may incur substantial costs.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended December 31, 2004, we did not submit any matters to a vote of our stockholders.

PART II

ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for our Common Stock

On February 11, 2000, we completed our initial public offering of shares of common stock, par value $.001 per share. Our common stock is traded on both the NASDAQ SmallCap Market in the United States and the Euronext Amsterdam exchange under the symbol VNWI. Due to our delinquency in filing this Report on Form 10-K, a “E” has been appended to our trading symbol as “VNWIE,” to note our delinquency. Until June 27, 2002, our common stock traded on the NASDAQ National Market under this symbol. The table below sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ National Market for the periods prior to June 27, 2002, and on the NASDAQ SmallCap Market for the periods on or after June 27, 2002:

	High	Low
2004:
First quarter	$2.37	$1.16
Second quarter	$1.28	$0.73
Third quarter	$0.85	$0.50
Fourth quarter	$1.02	$0.58

	High	Low
2003:
First quarter	$0.87	$0.60
Second quarter	$1.22	$0.66
Third quarter	$1.66	$0.98
Fourth quarter	$1.81	$1.36

As of April 1, 2005, there were approximately 7,226 beneficial owners of the Company’s common stock. The closing stock price as at April 19, 2005 was $0.20.

We have never declared or paid any dividends on our common stock. Please also refer to the discussion in Item 1: Business “Recent Events and Potential Sale of the Businesses”.

Use of Initial Public Offering Proceeds

On February 11, 2000, we completed our initial public offering of shares of common stock, par value $.001 per share. Our initial public offering was made pursuant to a prospectus dated February 11, 2000, which was filed with the SEC as part of a registration statement, file No. 333-91615 that was declared effective by the SEC on February 10, 2000.

The net offering proceeds after deducting the expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through December 31, 2004, we have used $110.7 million for acquisitions of other businesses, including the repayment of debt for acquisitions we made in 1999, increases in our investment in various partially owned subsidiaries, $59.7 million for capital expenditures and approximately $160.8 million to fund operating losses.

Purchase of Equity Securities by the Issuer

We made no purchases of our common stock during the fourth quarter of 2004.

ITEM 6  SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company from January 1, 2000 to December 31, 2004. This data should be read together with our audited consolidated financial statements and accompanying notes, and MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, which are included elsewhere in this Form 10-K. Prior year amounts have been adjusted for the effects of discontinued operations. Details of these adjustments are described in ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION. The results of operations for any year are not necessarily indicative of the results of operations for any future period.

	Year Ended December 31, 2000	Year Ended December 31 2001	Year Ended December 31, 2002	Year Ended December 31 2003	Year Ended December 31 2004
	(U.S. dollars in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$36,302	$40,144	$42,576	$44,788	$69,684
Operating costs and expenses:
Internet services	20,948	24,876	24,261	24,370	34,451
Selling, general and administrative	43,273	55,680	47,763	43,336	64,876
Impairment and restructuring charges (1)	—	82,649	1,153	8,723	12,247
Depreciation and amortization	18,778	30,653	7,526	6,179	8,169

Total operating costs and expenses	82,999	193,858	80,703	82,608	119,743

Operating loss from continuing operations	(46,696)	(153,715)	(38,127)	(37,820)	(50,059)
Interest income, net	11,511	6,985	2,090	1,087	164
Other (expense) income, net	(2,405)	2,230	231	(323)	431
Foreign currency gains (losses), net	(4,355)	(5,629)	13,550	16,299	5,446

Loss from continuing operations before minority interest and income taxes	(41,946)	(150,128)	(22,256)	(20,757)	(44,018)
Income tax (expense) benefit	(995)	292	51	(165)	300
Minority interest in loss of consolidated subsidiary	2,350	73	—	—	—

Net loss from continuing operations	$(40,591)	$(149,763)	$(22,205)	$(20,922)	$(43,718)

Discontinued operations (2):
(Loss) / gain from discontinued operations	(36,444)	(121,165)	(22,654)	(3,822)	6,581
Gain on disposal of discontinued operations	—	—	1,906	164	411

Net loss	$(77,035)	$(270,928)	$(42,953)	$(24,580)	$(36,726)

Basic and diluted loss per share
Continuing operations	$(0.77)	$(2.47)	$(0.37)	$(0.34)	$(0.72)
Discontinued operations	(0.69)	(2.00)	(0.34)	(0.06)	0.11

Net loss per share — basic and diluted	$(1.46)	$(4.47)	$(0.71)	$(0.40)	$(0.61)

Shares used in computing basic and diluted loss per share	52,892,772	60,638,960	60,147,704	61,135,959	61,001,620

	As of December 31,
	2000	2001	2002	2003	2004
	(U.S. dollars in thousands)

Balance Sheet Data (3):
Cash and cash equivalents	$237,839	$137,854	$97,813	$65,803	$15,497
Restricted cash	—	—	895	1,391	5,100
Goodwill and other acquired intangible assets, net	181,082	18,884	9,189	3,842	51,161
Other assets	62,227	41,963	37,924	39,652	48,695

Total assets	$481,148	$198,701	$145,821	$110,688	120,453

Short-term notes and current portion of long-term debt, capital lease obligations and long-term payables	3,265	1,632	63	173	9,325
Long-term debt, capital lease obligations and long-term payables, less current portion	1,894	241	46	328	344
Other liabilities	50,410	40,587	41,132	42,021	78,179
Minority interest in consolidated subsidiaries	597	—	—	—	—
Total stockholders’ equity	424,982	156,241	104,580	68,166	32,605

Total liabilities, minority interest and stockholders’ equity	$481,148	$198,701	$145,821	$110,688	120,453

(1)                                  Refer to Note 3 to the consolidated financial statements for impairment and restructuring charges taken in 2002, 2003 and 2004.

(2)                                  Refer to Note 2 to the consolidated financial statements for discontinued operations in 2002, 2003 and 2004.

(3)                                  The comparative balance sheets have not been reclassified to show separately amounts related to discontinued operations.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Some of the information contained in this ITEM 7 contains forward-looking statements, or statements that relate to future events or our future performance. These statements include, but are not limited to those relating to the Company’s Strategic Plan, projections regarding financial impacts from planned organizational re-alignment, outsourcing projects, new product roll-out and cost reductions in general. These statements are only predictions or planned actions that are subject to a number of risks, uncertainties and other factors. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed under the heading RISK FACTORS beginning on page 17 of this Form 10-K. Please carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes beginning on page F-1 of this annual report on Form 10-K, ITEM 6. SELECTED FINANCIAL DATA and PART I, ITEM 1 BUSINESS.

Overview

VIA is a provider of Internet-protocol (IP) based business communication solutions to small and medium sized enterprises, or SMEs, in Europe and the United States. We deliver Internet products and services that enhance the productivity of our customers, including web-hosting, Internet access (through dial-up, DSL, or ISDN and leased line connectivity), virtual private networks (VPNs), and Internet and network security services. Because we also offer a voice communications product, we are able to serve our customers as the single source for all of their communications requirements. We have operations in France, Germany, Italy, the Netherlands, Portugal, Spain, Switzerland, Belgium, the United Kingdom and the United States.

On March 17, 2005, we announced that a combination of factors including unanticipated revenue shortfalls in certain of our legacy VIA companies and our new VIA Express business would leave the Company with insufficient cash reserves to continue the operations of the group parent, VIA NET.WORKS, Inc., in early April 2005, and that we were working with professional advisors to obtain new financing to address the issue. We also noted that with the support of our advisors, we were pursuing two parallel processes to maximize our strategic alternatives and optimize the value that is inherent in the VIA businesses.  In the first of the processes, we engaged in discussions with a number of parties with a view to selling all or parts of its businesses. In the second of the two processes, we sought potential investors to provide funds sufficient to enable the Company to continue as a going concern.

On April 1, 2005, the Company announced the sale of two of its Swiss companies — VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG – to the former managers and owners of the business.  The net proceeds received by VIA provided us with additional liquidity to continue its discussions for refinancing and sale transactions. Foreign currency translation adjustment of $0.9 million will be reclassified into the statement of operations upon disposal in quarter ending June 30, 2005.

On April 10, 2005, VIA NET.WORKS, Inc. entered into a letter of intent with Claranet Group Limited, a privately-held European Internet services provider based in the United Kingdom, to sell all of our business operations in Europe and the United States.  Foreign currency translation adjustments of $34.1 million will be reclassified into the statement of operations upon disposal in the year 2005.  The key terms of the Claranet Sale are described in ITEM I BUSINESS, Recent Events and Potential Sale of the Businesses.

We are in the process of negotiating definitive purchase, interim working capital financing and other agreements pertaining to the proposed Claranet Sale.  The definitive agreements would be subject to various conditions to completion, including absence of material adverse change in VIA’s business. There can be no assurance that VIA will be successful in negotiating the definitive agreements or achieving completion of the proposed transaction. If the agreements are successfully concluded, we would expect to convene a meeting of our shareholders within the next two or three months to consider the Claranet Sale for approval. If we received approval from our shareholders, we would close the transaction and use the net proceeds to pay off the remaining liabilities of the Company and shut down our corporate headquarters and terminate the remaining employees.  Remaining funds would then be distributed to our shareholders.

Outside of completing the Claranet Sale, our goal is to generate positive operating cash flows on a sustainable basis.  In order to achieve this in 2005, we would need to obtain additional financing in order to further eliminate costs from the organization primarily through headcount reductions.  Achieving this goal is also dependent upon generating new and incremental revenues from our PSINet Europe group of companies and our VIA Express channel. In 2004, our legacy VIA companies underperformed revenue expectations, primarily as a result of the continuing competition and price pressure of the access market, and our start-up VIA Express channel underperformed revenue expectations due to a number of factors, including a delay of the commercial launch for technical issues and the full implementation of the billing platform integration into the product platform as well as initial mistakes in the product marketing focus.  The product platform is now generally fully operational and integrated into the billing system and there has been an overall resetting of the product marketing focus for the unit.  However, in light of the current liquidity issues of the Company and the announced Claranet Sale, our revenue opportunities in all our channels may be impacted by the financial and operational uncertainty of the Company’s future.  If we are unable to complete the Claranet Sale transaction, as contemplated or find an alternative solution, should that transaction not close, there is substantial doubt as to our ability to continue the Company as a going concern.

As a result of the sale of our two VIA Switzerland operations on April 1, 2005 and the announcement of the Claranet Sale on April 10, 2005, management has evaluated whether, as a result of these events, the carrying value of our assets as at December 31, 2004 has been impaired. As further described below under Valuation of long-lived assets and goodwill, management has determined that an impairment has occurred in VIA France, our PSINet reporting unit and our Amen reporting unit.

For more information on this product and sales channel shift see PART I, BUSINESS, of this Form 10-K. There are significant risks and dependencies inherent in our ability to execute on our plan. These risks and dependencies, as well as other risks that pertain generally to our business are described above under RISK FACTORS in ITEM 1.

Discontinued Operations

In July 2003 VIA NET.WORKS Italia, which has been included in the European segment was sold for nominal consideration to the then-current management team. VIA also sold its operations in Brazil and Mexico in 2002, but because of the method by which these transactions were structured, these operations were not treated as discontinued operations in 2002 but rather classified as businesses transferred under contractual agreements. The Company eliminated all continuing involvement in these operations in 2003 and both are now treated as discontinued operations for all periods presented. On September 24, 2004, VIA sold 100% of the shares of VIA NET.WORKS UK Ltd. to Claranet Limited, a UK-based Internet services provider.

As each of the Argentine, Austrian, Irish, Italian, Brazilian, Mexican and United Kingdom operations represented a component of an entity as defined by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Company has classified each operation as a discontinued operation for all periods presented. Revenues related to discontinued operations were approximately $24.5 million and $16.1million for the years ended December 31, 2003 and 2004, respectively. The loss from discontinued operations was ($3,8) million for the year ended December 31, 2003 and a gain of $6.6 million for the year ended December 31, 2004.

Reportable Segment Financial Information

VIA offers a variety of Internet access, managed bandwidth, web-hosting, Internet security and related services to businesses and consumers in Europe and the Americas. As of December 31, 2004, VIA served primary markets in nine countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web-hosting and design, Internet security and consulting services, and sale of third-party hardware and software.

In prior reporting periods, the Company’s internal management reporting structure was based on country operations and therefore the Company had provided segment information based on geographic regions.

Within the last quarter of 2004, management reevaluated and amended its internal reporting structure and therefore changed its reportable segments and grouped all of the VIA legacy operating companies, except the US operation, and the newly acquired PSINet Europe operating companies into one operating segment – “Solutions”. The Company grouped its start-up VIA Express channel operations together with the legacy VIA US operations into one operating segment – “Express”. The Company grouped all of the Amen operating companies into one operating – “Amen”. The Company and its Chief Operating Decision Maker (“CODM”) evaluates the performance of its segments based on revenue and EBITDA before restructuring (“Adjusted EBITDA”). The Company’s CODM have been the Chief Executive Officer and the Chief Financial Officer throughout the year. Corporate expenses, which also include the regional companies holding Indefeasible Rights of Use (“IRU’s), are shown to reconcile to the total consolidated figures. Prior period amounts have been reclassified to conform to the current period presentation.

Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts. Certain prior year data has been reclassified to conform to the current regional groupings. The following table presents information about our three market segments and our corporate activities, individually and on a consolidated basis. In the table below, Corporate, which also includes the cost of our European regional backbone network, is shown to reconcile to the total consolidated figures. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts.

In thousands of U.S. dollars	Solutions	Express	Amen	Corporate	Total

Total assets as of December 31, 2002	$11,722	$6,422	—	$101,955	$120,099
Total assets as of December 31, 2003	$17,571	$2,443	—	$76,805	$96,819
Total assets as of December 31, 2004	$67,145	$3,711	$21,808	$27,789	$120,453

Total long-lived asset additions as of December 31, 2002	$1,337	$346	—	$270	$1,953
Total long-lived asset additions as of December 31, 2003	$1,914	$897	—	$3,195	$6,006
Total long-lived asset additions as of December 31, 2004	$41,105	$1,334	$19,288	$2,995	$64,722

The year ended December 31, 2002:
Revenue	$38,786	$3,790	—	$—	$42,576
Adjusted EBITDA	(3,269)	(116)	—	(26,063)	(29,448)
Impairment and restructuring charges	(215)	—	—	(938)	(1,153)

The year ended December 31, 2003:
Revenue	$40,864	$3,924	—	$—	$44,788
Adjusted EBITDA	(1,868)	(394)	—	(20,656)	(22,918)
Impairment and restructuring charges	(5,903)	(1,016)	—	(1,804)	(8,723)

The year ended December 31, 2004:
Revenue	$57,329	$4,001	$8,316	$38	$69,684
Adjusted EBITDA	(4,736)	(3,148)	1,091	(22,850)	(29,643)
Impairment and restructuring charges	($6,951)	—	($3,083)	($2,213)	($12,247)

At December 31, 2004, goodwill for the operating segments Solutions, Express and Amen was $30.8 million, $1.1 million and $10.5 million, respectively. All discontinued operations for the period related to the Solutions segment (see Note 2).

The reconciliation between Adjusted EBITDA to net loss from continued operations is as follows:

In thousands of U.S. dollars	Solutions	Express	Amen	Corporate	Total

The year ended December 31, 2002:
Adjusted EBITDA	(3,269)	(116)	—	(26,063)	(29,448)
Impairment and restructuring charges	(215)	—	—	(938)	(1,153)
Depreciation and amortization	(2,182)	(859)	—	(4,485)	(7,526)
Interest income	29	—	—	2,138	2,167
Interest expense	(33)	(4)	—	(40)	(77)
Other income (expense), net	(1,857)	(64)	—	2,152	231
Foreign currency (losses) gains, net	(11)	(4)	—	13,565	13,550
Income tax benefit (expense)	12	39	—	0	51
Net loss from continuing operations	(7,526)	(1,008)	—	(13,671)	(22,205)

The year ended December 31, 2003:
Adjusted EBITDA	(1,868)	(394)	—	(20,655)	(22,918)
Impairment and restructuring charges	(5,903)	(1,016)	—	(1,804)	(8,723)
Depreciation and amortization	(2,018)	(574)	—	(3,588)	(6,179)
Interest income	27	—	—	1,073	1,100
Interest expense	(15)	—	—	—	(15)
Other income (expense), net	(2,060)	(74)	—	1,811	(323)
Foreign currency (losses) gains, net	(8)	—	—	16,306	16,298
Income tax benefit (expense)	(19)	—	—	(146)	(165)
Net loss from continuing operations	(11,863)	(2,059)	—	(7,003)	(20,925)

The year ended December 31, 2004:
Adjusted EBITDA	(4,736)	(3,148)	1,091	(22,850)	(29,643)
Impairment and restructuring charges	(6,951)	—	(3,083)	(2,213)	(12,247)
Depreciation and amortization	(3,233)	(653)	(1,560)	(2,723)	(8,169)
Interest income	20	2	6	477	506
Interest expense	(169)	(7)	(22)	(143)	(342)
Other income (expense), net	(1,687)	(1,157)	(1,611)	4,886	431
Foreign currency (losses) gains, net	2,665	46	(2)	2,736	5,446
Income tax benefit (expense)	71	35	194	—	301
Net loss from continuing operations	(14,020)	(4,881)	(4,986)	(19,380)	(43,717)

Solutions:

The reported increase in revenue for the year ended December 31, 2004 as compared to December 31, 2003 is due to the PSINet Europe operations acquired in August 2004 (impact of approximately $15.7 million) and the strengthening of the Euro and the Swiss Franc to U.S. dollar foreign exchange rates (positively impacting revenues by approximately $3.6 million), which offset a decrease in overall revenue primarily attributable to Germany, France, Netherlands, Switzerland and Spain. The increase in Adjusted EBITDA for the same period is primarily attributable to the PSINet Europe operations acquired in August 2004.

See RESULTS OF OPERATIONS in this section, for further analysis of revenues and impairment and restructuring charges.

Express:

Total revenue has remained consistent from the year ended December 31, 2003 to December 31, 2004. The decrease in Adjusted EBITDA for the year ended December 31, 2004 relates to a $ 2.8 million investment in the Express channel in infrastructure, headcount and marketing activities.

Total revenue in the year ended December 31, 2003 was consistent with the year ended December 31, 2002. The operating loss from continuing operations and the impairment and restructuring charges for the year ended December 31, 2002 relates to goodwill impairment in 2002.

See ITEM 7, MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—RESULTS OF OPERATIONS for a discussion of the impairment and restructuring charges.

Amen:

Revenue for the year ended December 31, 2004 was $8.3 million as compared to nil for the year ended December 31, 2003, attributable to revenues recorded by the Amen business, which we acquired in January 2004.

See ITEM 7, MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—RESULTS OF OPERATIONS for a discussion of the impairment and restructuring charges.

Corporate:

The increase in the loss from continuing operations for the year ended December 31, 2004 as compared to December 31, 2003 is primarily due to an increase in selling, general and administrative expenses.

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

•                                          Valuation of long-lived assets and goodwill;

•                                          Purchase price allocation; and

•                                          Going concern basis.

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

Our Internet connectivity services, other Internet value-added services, and voice revenue are recognized as it is earned over the term of the customer relationship. When our services are bundled in a customer sale agreement, the aggregate fee is allocated to the elements of the arrangement based on objective evidence of fair value such as internal price lists for stand-alone products and services and competitors’ prices for similar products and services. Revenue from installation, training and consulting is recognized as the related services are rendered, although such amounts have not been material. The typical customer relationship for connectivity services is from one to two years.

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

This assessment has a material effect on the financial statements of the Company. At December 31, 2004, accounts receivables totaled $13.9 million net of allowances of $3.0 million (December 31, 2003 $14.3 million and $1.9 million respectively). Amounts released from our allowance for doubtful accounts to the statement of operations for continuing operations totaled $1.8 million for the year ended December 31, 2003, compared to a charge of $1.0 million for the year ended December 31, 2004.

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

Long-lived assets

The carrying amounts of acquired intangible assets, other than goodwill, and tangible long-lived assets are reviewed if facts or changes in circumstances suggest that they may be impaired. If this review indicates the carrying amounts of long-lived assets will not be recoverable, as determined based on estimated undiscounted future cash flows of the assets, the carrying amounts of the long-lived assets are reduced to their estimated fair value, as required under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As at December 31, 2004 the carrying amounts of intangible assets, other than goodwill, and tangible long lived assets was $8.7 million and $13.1 million respectively.

In the last quarter of 2004, the Company recorded an impairment charge of $0.1 million and $1.8 million in respect of intangible assets, other than goodwill, and tangible assets, respectively. (See Note 3 to the consolidated financial statements for further information). The triggering event for the impairment was a combination of factors including unanticipated revenue shortfalls in certain of our legacy VIA companies and our new Express business in the quarter ended December 31, 2004, which left the Company with insufficient cash reserves to continue operations, and resulted in the signing of the letter of intent on April 11, 2005 to sell the businesses of VIA NET.WORKS to Claranet.

For assessing fair value of the long-lived assets, the Company used a discounted cash flow model with appropriate market and business risk factored in for the period until June 30, 2005, the expected date of completion of the transaction with Claranet, in addition to the expected sale proceeds of $27.0 million to be received as agreed in the letter of intent with Claranet and the forecasted working capital requirements at June 30, 2005. The long-lived asset impairment test analysed the Company’s country operations to determine impairment on the lowest level possible.

As part of the process of creating the discounted cash flow model, the Company’s management was required to make estimates and assumptions that affect the amounts of future revenues, costs and cash flows.  The discount rate used in the calculations was 5.27%, which is equal to the imputed interest rate on the convertible debt to the former owners of PSINet Europe. In addition, management factored in the amount which they felt the assets could be sold at based on the expected sale proceeds of the business to Claranet of $27.0 million and the forecasted working capital position at June 30, 2005. It is possible that the Claranet sale will not be completed and that the Company may not be able to find another party who will be willing to purchase the business for $27 million.  There is also a risk that the expected sales proceeds may be less than the expected $27 million if the forecasted working capital position is different from that forecasted or other changes arising during the finalization of the terms of the transaction.  If one or more of these risks materialize, there may be a need for a further impairment write-down in future accounting periods.

Management has considered these risks in their analysis and the assumptions made in calculating the impairment charges represent management’s best estimates based on currently available information.

In the first quarter of 2003, an impairment charge of $0.1 million was recorded in respect of the fixtures and fittings of the former headquarters office in Reston. (See Note 3 to the consolidated financial statements for further information).  This impairment charge was a result of the assets being abandoned by the Company.

Goodwill

The Company tests the goodwill of its reporting units for impairment on an annual basis, on December 31, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The total goodwill balance at December 31, 2003 and 2004 was $3.1 million and $42.5 million, respectively.

At December 31, 2004, upon completion of its annual review, the Company impaired $4.2 million of the goodwill related to the Solutions segment and impaired $3.1 million of the goodwill related to the Amen segment. The triggering event for the impairment charge in the quarter ended December 31, 2004, was a combination of factors including unanticipated revenue shortfalls in certain of our legacy VIA companies and our new Express business in the quarter ended December 31, 2004, which left the Company with insufficient cash reserves to continue the operations, and resulted in the signing of the letter of intent on April 10, 2005 to sell the businesses of the Company to Claranet.

Management estimated the fair values of the reporting units as of December 31, 2004 based on a discounted cash flow model with appropriate market and business risk factored in for the period until June 30, 2005, the expected date of completion of the transaction with Claranet, in addition to the expected sale proceeds of $27.0 million to be received as agreed in the letter of intent with Claranet and the forecasted working capital requirements at June 30, 2005.  As a part of the process of creating the forecasts, the Company’s management was required to make estimates and assumptions that affect the amounts of future revenues, costs and cash flows. The discount rate used in the calculations is 5.27%, which is equal to the imputed interest rate on the convertible debt to the former owners of PSINet Europe. In addition, management factored in the forecasted working capital position at June 30, 2005. It is possible that the Claranet sale will not be completed by June 30, 2005 or at all and that the Company may not be able to find another party willing to purchase the business at $27.0 million.  There is also a risk that the expected sales consideration may be less than $27.0 million if the forecasted working capital position is different from that forecasted or other matters arising during completion of the potential transaction.  If one or more of these risks materialize, an additional impairment may be necessary in the future.

At December 31, 2003, upon completion of its annual review, the Company impaired $4.5 million of goodwill related to the Solutions segment and impaired $1.0 million of goodwill related to the Express segment. The triggering event for the impairment was revenue under-performance against forecast for 2003 of these operations and the consequential adjustment to future revenue estimates. The fair value calculated as of December 31, 2003 was based on a discounted cash flow model with appropriate market and business risk factored in. The discounted cash flow model for each reporting unit was based on forecasts for 2004 to 2006, and constant annual growth rates thereafter. As a part of the process of creating the forecasts, the Company’s management was required to make estimates and assumptions that affect the amounts of future revenues, costs and cash flows.

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

Purchase price allocation

All acquisitions are accounted for under the SFAS 141, Business Combinations, which requires us to allocate the total purchase consideration paid for the acquired businesses to the assets and liabilities based upon their estimated fair values. The Company engaged an independent appraiser for the acquisition of Amen in January 2004 and PSINet Europe in August 2004, to assist in the allocation of the purchase consideration and in determining the fair market value of its property and equipment and intangible assets. Any excess of purchase price (total acquisition cost) over the net assets acquired is recorded as goodwill, which we do not amortize in accordance to SFAS 142.  In connection with these acquisitions the Company recorded intangible assets of $8.3 million in respect of tradenames, software and customer lists. The determination of the fair value of such assets required management to make estimates of the future cash flows to be generated by each asset identified. Any changes in such estimate would increase or decrease the fair value of the net assets with a corresponding change to the amount of goodwill recognized.

As provided by the accounting rules, we used a one-year period following the acquisition date of the transactions to finalize the allocation of the purchase consideration to our assets and liabilities. During the one-year allocation period, we adjusted the purchase consideration among assets as well as between assets and liabilities as a result of additional information during 2004.

Going Concern basis

The application of the going concern basis of accounting involves a range of subjective judgments, principally in relation to our ability to service existing contractual commitments and payment of interest due and the sufficiency of resources to allow the Group to continue to operate in the ordinary course and thereby realize its assets and discharge its liabilities in the normal course of business for a period of 12 months following the date of approval of the attached financial statements (April 25, 2005). These judgments are discussed in more detail in “Risk Factors” and “Liquidity and Capital Resources” and Note 1 of our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Year ended December 31, 2004 compared with the year ended December 31, 2003

Foreign Currency Impact

Foreign exchange rates can vary significantly and impact our results of operations, which are reported in U.S. dollars. As a percentage of consolidated revenues, we had operations conducting business in the following underlying currencies:

	Twelve months ended
	December 31, 2003	December 31, 2004

Euro	72%	74%
Great British pounds	0	2
Swiss Francs	19	18
U.S. Dollars	9	6

	100%	100%

The Euro varied by approximately 16% in relation to the U.S. dollar in 2004 and by approximately 22% in 2003. The Swiss Franc varied by approximately 17% in relation to the U.S. dollar in  2004 and by approximately 15% in 2003. The Great British pound varied by approximately 12% in relation to the U.S. dollar in 2004 and by approximately 15% in 2003. These exchange rate fluctuations have a significant impact on our reported results of operations, including revenue, expenses and net loss.

The average Euro-to-U.S. dollar foreign exchange rate for 2004 was 9% higher than the average Euro-to-U.S. dollar foreign exchange rate for 2003. The average Swiss Franc-to-U.S. dollar foreign exchange rate for 2004 was 8% higher than the average Swiss Franc-to-U.S. dollar foreign exchange rate for 2003. The average Great British pound-to-U.S. dollar foreign exchange rate for 2004 was 11% higher than the average Great British pound-to-U.S. dollar foreign exchange rate for 2003.  The effect of the weakening of the U.S. dollar is that revenues, operating costs and expenses and operating profits and losses in operations with a functional currency other than U.S. dollars translate into larger U.S. dollar amounts than would have been the case had foreign exchange rates remained unchanged.

Revenue:

	Twelve months ended
	December 31, 2003	December 31, 2004	% Increase/ (Decrease)
	(in thousands of dollars)

Revenue	44,788	69,684	56%

We derive our revenue from the sale of Internet-related goods and services, specifically third party hardware and software and Internet connectivity services, other Internet value-added services, such as hosting, security and IP VPN, and voice services.

Revenue for the year ended December 31, 2004 was $69.7 million as compared to $44.8 million for the year ended December 31, 2003. The increase in revenues is partly attributable to revenues recorded by the Amen business, which we acquired in January 2004 (impact of approximately $8.3 million), and by the PSINet Europe operations acquired in August 2004 (impact of approximately $15.7 million). In addition, the average Euro-to-U.S. dollar and the Swiss Franc-to-U.S. dollar foreign exchange rate for the year ended December 31, 2004 strengthened by approximately 9% and 8%, respectively, when compared with the corresponding period last year, thus having a positive impact on revenues during 2004 of approximately $3.6 million. That positive impact offset the decrease in underlying revenue (in all legacy VIA operations except for Portugal, and notably in Germany, France, The Netherlands, Switzerland and Spain) for the year ended December 31, 2004, compared to the year ended December 31, 2003.

German revenues, excluding the impact of foreign exchange and the acquisition of PSINet Europe’s German business, decreased by 11% (approximately $1.0 million) in the year ended December 31, 2004 compared with the corresponding period in 2003. This decline in revenue is due to customer cancellations and price erosion. French revenues, excluding the impact of foreign exchange and the acquisition of Amen’s and PSINet’s French businesses, decreased by 12% (approximately $1.0 million) in the year ended December 31, 2004 compared with the corresponding period in 2003. This decline in revenue is due to customer churn and fewer hardware and software sales. Netherlands revenues, excluding the impact of foreign exchange and the acquisition of PSINet Europe’s Netherlands businesses, decreased by 10% (approximately $1.1 million) in the year ended December 31, 2004, compared with the corresponding period in 2003. This decline is due to decreases in Internet access services revenues during 2004. Spanish revenues, excluding the impact of foreign exchange and the acquisition of Amen’s Spanish businesses, decreased by 20% (approximately $0.4 million) in the year ended December 31, 2004 compared with the year ended December 31, 2003. This decline is due to decreased Internet access revenues due to the strategic change in sales focus. Swiss revenues, excluding the impact of foreign exchange and the acquisition of PSINet Europe’s Swiss business, decreased by 2% (approximately $0.2 million) in the year ended December 31, 2004 compared with the year ended December 31, 2003. This decrease is due to general market price erosion and churn.

The percentage of our revenues in 2004 derived from the various services that we offer is detailed in the following table.

	2003	2004
Access	62%	52%
Hosting	20%	33%
Internet security services	6%	6%
Other revenue	12%	9%
Total	100%	100%

The percentage of our revenue from Internet access services has continued to decline compared with the level we reported in our Form 10-Q for the third quarter as a result of the sale of VIA UK.

Operating costs and expenses

Internet services:

	Twelve months ended
	December 31, 2003	December 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Internet services	24,370	34,450	41%
% of Total Revenue	54%	49%

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

Our Internet services operating costs were $34.5 million or 49% of revenues for the year ended December 31, 2004 as compared to $24.4 million or 54% of revenues for the year ended December 31, 2003. The increase in Internet services expense is partly attributable to the Internet services costs of the Amen business acquired in January 2004 (impact of approximately $1.4 million for the year ended December 31, 2004), the PSINet Europe operations acquired in August 2004 (impact of approximately $6.9 million for the year ended December 31, 2004) and the Internet service costs of Express (impact of approximately $0.3 million for the year ended December 31, 2004). In addition, the increase in Internet services expense is partly due to translation impact of foreign currency movements (impact of approximately $2.1 million for the year ended December 31, 2004). Excluding Amen’s Internet services costs, PSINet’s Internet services costs, and the adverse impact of the strengthening Euro-to-U.S. dollar and Swiss Franc-to-U.S. dollar foreign currency exchange rates, Internet services costs decreased by approximately 4% for the year ended December 31, 2004, from the year ended December 31, 2003.

Selling, general and administrative:

	Twelve months ended
	December 31, 2003	December 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Selling, general & administrative costs	43,336	64,876	50%
% of Total Revenue	97%	93%

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

We incurred SG&A expenses of $64.9 million for the year ended December 31, 2004, a 50% increase from the $43.3 million we incurred for the year ended December 31, 2003. The increase in SG&A expenses is partly attributable to expenses associated with the Amen business acquired in January 2004 (impact of approximately $5.8 million), the PSINet Europe operations acquired in August 2004 (impact of approximately $9.1 million) and expenses associated with our new Express services (impact of approximately $2.5 million). In addition, the increase in SG&A expenses is partly due to the strengthening of the Euro-to-U.S. dollar and Swiss Franc-to-U.S. dollar foreign currency exchange rates of approximately $1.8 million. Excluding Amen’s, PSINet Europe’s and Express SG&A expenses and the adverse impact of the foreign currency exchange rate, SG&A expenses increased by approximately 3%, or $1.3 million, for the year ended December 31, 2004, compared with the year ended December 31, 2003 due to an increase in compensation expenses, marketing expenses, professional fees and bad debt expenses.

As noted below under the section entitled Impairment and Restructuring, we have undertaken the integration of the acquired PSINet Europe companies with the existing VIA operations and in doing so have incurred restructuring expenses during the year ended December 31, 2004. As a part of these integration efforts, we are focusing, in part, on the rationalization of staffing and other resources between the existing VIA operations and the PSINet Europe operations, with the goal of substantially reducing the Company’s overall cost structure.

Compensation expense accounted for approximately 58% ($37.0 million) of total SG&A costs for the year ended December 31, 2004, compared with 59% of total SG&A costs ($25.7 million) for the year ended December 30, 2003. The increase in compensation expense of  44% for the year ended December 31, 2004 compared to the year ended December 31, 2003 is due to the Amen and PSINet Europe acquisitions and the strengthening of the Euro-to-U.S. dollar foreign currency exchange rate. Excluding these factors, compensation expense decreased approximately 1% in the year ended December 31, 2004 compared with the year ended December 31, 2003, primarily due to head count reductions. The average headcount (excluding Amen and PSINet Europe) for the year ended December 31, 2004 decreased by approximately 1% from the average headcount for the year ended December 31, 2003.

As noted above, we are engaged in integrating the PSINet Europe operations with the VIA operations. A part of these integration activities involves rationalization and reduction of staffing of the combined operations.

In the year ended December 31, 2004, marketing expenses increased by approximately $3.1, or 338%, from the year ended December 31, 2003. For the year ended December 31, 2004, $2.5 million of the increase in marketing expenses is attributable to the Amen, PSINet Europe and the Express business and the impact of foreign exchange. The remaining increase is due to the increased number of marketing campaigns during the year ended December 31, 2004.

Professional fees, related to legal, audit, outsourcing and other consulting fees, accounted for approximately 10% of total SG&A for the year ended December 31, 2004 and for approximately 13% of total SG&A for the year ended December 31, 2003. The increase in professional fees of  18% for the year ended December 31, 2004, compared to the year ended December 31, 2003 relates to Amen management fees, PSINet Europe, expenses for outsourcing certain finance and accounting services, and increased consulting fees in one of our local operations and the corporate headquarters.

Bad debt expense (benefit) in the year ended December 31, 2004 was $0.9 million compared with $0.1 million for the year ended December 31, 2003. The increase in bad debt expense in the year ended December 31, 2004 compared with the year ended December 31, 2003 is primarily due to a significant benefit in one of our European operations in the year ended December 31, 2003 and an increase in bad debt charges in our European operations.

Impairment and restructuring charges:

	Twelve months ended
	December 31, 2003	December 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Impairment and restructuring charges	8,723	12,247	40%
% of Total Revenue	19%	18%

During the year ended December 31, 2004, we recorded restructuring and impairment charges of $12.2 million. The restructuring charge for the year ended December 31, 2004, related to severance payments for seventy seven staff in our European operations and corporate headquarters, transition implementation costs for back-office and administrative outsourcing initiatives, costs associated with integrating the PSINet Europe operations recently acquired and charges for future lease obligations at the German operation and the Reston office. In the fourth quarter of 2004, management concluded that an impairment had occurred in our Solutions and Amen operating units. As a result, we recorded an impairment charge of $4.2 million related to the goodwill in the Solutions operating unit and an impairment charge of $3.1 million related to the goodwill in the Amen operating unit. In addition, the Company recorded an intangible fixed asset impairment charge of $0.1 million and a tangible fixed asset impairment charge of $1.8 million mainly in our Solutions channel. See the Critical Accounting Policy section for further information.

During the year ended December 31, 2003, we recorded restructuring and impairment charges of $8.7 million. The restructuring charge of $3.1 million for the year ended December 31, 2003 related to severance payments at five of our European operations and at our corporate headquarters, transition implementation costs for back-office and administrative outsourcing initiatives and for future lease obligations for the closure of the Reston, Virginia office and on vacant office space in Germany. During 2003, management concluded that an impairment had occurred in our Solutions segment. As a result, we recorded an impairment charge of $5.5 million related to the goodwill in the Netherlands, France, Germany, Spain, Switzerland and the US. In addition, the company recorded a fixed asset impairment charge of $0.1 million for fixed asset fixtures and fittings that were written down to net realizable value as a result of the closure of the Reston office in March 2003.

We expect that the total restructuring charges in connection with the PSINet Europe acquisition will amount to approximately $6.0 million of which $2.5 million was incurred over the fourth quarter of 2004.

For further information see Note 3 to the Consolidated Financial Statements.

Depreciation and amortization:

	Twelve months ended
	December 31, 2003	December 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Depreciation and amortization	6,179	8,169	32%
% of Total Revenue	14%	12%

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

Our depreciation and amortization expense was $8.2 million for the year ended December 31, 2004, compared with $6.2 million for the year ended December 31, 2003. For the year ended December 31, 2004, $6.9 million related to the depreciation of fixed assets and $1.3 million related to the amortization of intangible assets. For the year ended December 31, 2003, all of our depreciation and amortization expense was related to the depreciation of fixed assets. The increase in total depreciation and amortization expense is primarily due to the acquisitions of Amen and the PSINet Europe companies and the development of the Express channel products, resulting in amortization of identified intangible assets and depreciation of tangible fixed assets totaling to approximately $1.4 million for the year ended December 31, 2004. Excluding Amen and the PSINet Europe companies, the depreciation and amortization expense decreased slightly during the year ended December 31, 2004 compared with the year ended December 31, 2003 due to a decreased asset base.

Interest income, net:

	Twelve months ended
	December 31, 2003	December 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Interest income, net	1,087	164	(85%	)
% of Total Revenue	2%	0%

For the year ended December 31, 2004, we earned $0.5 million in net interest income, compared with $1.1 million for the year ended December 31, 2003. Interest income was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in interest income is primarily due to the decrease in the available cash for investing. Notably, we spent $23.4 million in cash to acquire Amen and the PSINet Europe companies during 2004 and received $7.7 million net cash on the completion of the sale of VIA NET.WORKS UK Ltd. We also incurred $0.3 million of interest expense for the year ended December 31, 2004, compared with $14,000 of interest expense incurred in the year ended December 31, 2003. Interest expense of $0.1 million incurred in the third and fourth quarter of 2004 relates primarily to the imputed interest of 5.27% associated with the Euro 6 million zero coupon convertible note issued in connection with the acquisition of the PSINet Europe companies (see Note 11 to the Consolidated Financial Statements).

Other (expense) income, net:

	Twelve months ended
	December 31, 2003		December 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Other (expense) income, net	(323)		431	(233%	)
% of Total Revenue	(1%	)	1%

For the year ended December 31, 2004, we incurred other expenses, net of $0.4 million related to receipts from the settlement of a legal claim. For the year ended December 31, 2003, we incurred other expense, net of $0.3 million relating mainly to losses on equipment disposals.

Foreign currency gains, net:

	Twelve months ended
	December 31, 2003	December 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Foreign currency gains, net	16,299	5,446	(67%	)
% of Total Revenue	36%	8%

We recognized a $5.4 million foreign currency gain for the year ended December 31, 2004, as compared to a gain of $16.3 million for the year ended December 31, 2003. The change from period to period was primarily due to the fluctuation in the exchange rate of the Euro and Swiss Franc as compared to the U.S. dollar and its impact on the revaluation of our Euro and Swiss Franc denominated intercompany balances held by the parent company and on our Euro denominated cash accounts. See the Foreign Currency Exchange Risks section below for more information.

Income tax benefit (expense):

	Twelve months ended
	December 31, 2003	December 31, 2004	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Income tax benefit (expense)	(165)	301	(282%	)
% of Total Revenue	0%	0%

During the year ended December 31, 2004 VIA incurred net tax benefits of $0.3 million. During the year ended December 31, 2004 VIA incurred $0.2 million of tax expense principally due to withholding tax on intercompany interest paid by the Portugal operation. The effective tax rate for the Company is 0%. This is primarily caused by net operating losses for the current year and prior years arising in the U.S. and international subsidiaries.

Year ended December 31, 2003 compared with the year ended December 31, 2002

Foreign Currency Impact

Foreign exchange rates can vary significantly and impact our results of operations, which are reported in U.S. dollars. As a percentage of consolidated revenues we had operations conducting business in the following underlying currencies:

	Twelve months ended
	December 31, 2002	December 31, 2003

Euro	74%	72%
Swiss Francs	17	19
U.S. Dollars	9	9

	100%	100%

The Euro varied by approximately 22% in relation to the U.S. dollar during 2003 and by approximately 23% in 2002. The Swiss Franc varied by approximately 15% in relation to the U.S. dollar during 2003 and by approximately 25% in 2002. These exchange rate fluctuations have a significant impact on our results of operations, including revenue, expenses and net loss.

The average Euro to U.S. dollar foreign exchange rate for 2003 was 20% higher than the average Euro to U.S. dollar foreign exchange rate for 2002. The average Swiss Franc to U.S. dollar foreign exchange rate for 2003 was 13% higher than the average Swiss Franc to U.S. dollar foreign exchange rate for 2002. In the period since January 1, 2002 the dollar has declined in value as compared to the currencies in which we conduct most of our business. The effect of the weakening of the U.S. dollar is that revenues, operating costs and expenses and operating profits and losses in operations with a functional currency other than U.S. dollars translate into larger U.S. dollar amounts than would have been the case had foreign exchange rates remained unchanged.

Revenue:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of dollars)

Revenue	42,576	44,788	5%

Revenue for the year ended December 31, 2003 was $44.8 million as compared to $42.6 million for the year ended December 31, 2002. The average Euro to U.S. dollar foreign exchange rate for the year ended December 31, 2003 have strengthened by approximately 20% when compared to the same period last year positively impacting revenues during 2003 by approximately $6.3 million. On a year over year comparison, the foreign exchange rate positive impact in 2003 largely offset the decrease in underlying revenue from 2002 to 2003, notably in Germany and France.

German revenues, excluding the impact of foreign exchange, reflect a 35% decrease (approximately $4.4 million) from 2003 to 2004. This revenue reduction is primarily a result of actions undertaken in the fourth quarter of 2002 to eliminate certain unprofitable business in order to reduce operating losses. French revenues, excluding the impact of foreign exchange, reflect a 19% decrease (approximately $1.8 million). This revenue reduction is primarily a result of increased competition, price erosion and fewer hardware and software sales.

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

As a result of our continuous assessment of our operating results and prospected future revenues, by the end of the fourth quarter 2003, management concluded that increased competition and price erosion would significantly impact our future ability to grow our core business of selling Internet access services, particularly through our labor-intensive sales channels. As a result, we began a strategic shift of our sales and channel focus toward web-hosting and Internet Security services to be sold through our new VIA Express channel. This shift is intended to increase our opportunities for profitable revenue growth.

Operating costs and expenses

Internet services:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Internet services	24,261	24,370	—%
% of Total Revenue	57%	54%

Our Internet services operating costs were $24.4 million or 54% of revenues for the year ended December 31, 2003 as compared to $24.3 million or 57% of revenues for the year ended December 31, 2002. Despite the adverse impact of the strengthening Euro to U.S. dollar foreign currency exchange rate, Internet services costs have stabilized for the year ended December 31, 2003 from the year ended December 31, 2002 primarily due to the full period benefit of the renegotiation of network access costs in mid-2002 made possible by decreasing market rates for network bandwidth. Total Internet service costs for the year ended December 31, 2003 also benefited from the release of a telecommunication cost accrual in respect of disputed charges and line cancellation credits in one operation in the Solutions segment of $0.6 million in June. These credits are not expected to reoccur in future years. Management considers the likelihood that VIA will ultimately be required to pay the amount as remote.

Selling, general and administrative:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Selling, general & administrative costs	47,763	43,336	(9%	)
% of Total Revenue	112%	97%

We incurred SG&A expenses of $43.3 million for the year ended December 31, 2003, a 9% decrease from the $47.8 million we incurred for the year ended December 31, 2002. We achieved this cost reduction despite the adverse effect of the strengthening Euro to U.S. dollar foreign exchange rate, and the adverse change in bad debt expense between the periods. The fluctuation of foreign exchange rates has adversely impacted SG&A for the year ended December 31, 2003 over the year ended December 31, 2002 by approximately $3.5 million. The cost reduction is principally due to a decrease in compensation expense and professional fees.

Compensation expense, which accounted for approximately 59% and 58% of total SG&A costs for the years ended December 31, 2003 and 2002 respectively, reduced by approximately 6% (excluding the effect of foreign exchange rates) from last year primarily due to the headcount reductions during 2003. SG&A expenses for the year ended December 31, 2002 were benefited by a release from our bad debt provision of $0.6 million. The release in 2002 was due to billing system and process improvements made during 2002, combined with our intensified focus on cash collection, which resulted in the collection of accounts receivable previously provided against.

Professional fees, related to legal, audit and other consulting fees, accounted for approximately 10% and 17% of total SG&A for the years ended December 31, 2003 and 2002 respectively. The decrease from 2002 is primarily due to a decrease in consulting fees.

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

Impairment and restructuring charges:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Impairment and restructuring charges	1,153	8,723	657%
% of Total Revenue	3%	19%

During 2003, management concluded that an impairment of our goodwill had occurred in our Europe and Americas segments. As a result, we recorded an impairment charge of $5.5 million related to goodwill in the Netherlands, France, Germany, Spain, Switzerland and the U.S. In addition, the Company recorded a fixed asset impairment charge of $0.1 million for fixed asset fixtures and fittings that were written down to net realizable value as a result of the closure of the Reston office in March 2003. Also during 2003, the Company recorded restructuring charges related to the implementation of its strategic plan of $3.1 million. This related to severance payments at six of our European operations, at our US operation and at the corporate headquarters; the cost of vacant office space and transition implementation costs for back-office and administrative outsourcing initiatives.

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

Depreciation and amortization:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Depreciation and amortization	7,526	6,179	(18%	)
% of Total Revenue	18%	14%

Our depreciation and amortization expense was $6.2 million for the year ended December 31, 2003, down from $7.5 million for the year ended December 31, 2002. For the year ended December 31, 2003, $6.1 million related to the depreciation of fixed assets and $0.1 million related to the amortization of intangible assets. For the year ended December 31, 2002, $6.3 million of our depreciation and amortization expense was related to the depreciation of fixed assets and $1.3 million was related to amortization of intangible assets. The decrease in total depreciation and amortization expense is primarily due to a lower depreciable asset base due to asset impairments in 2002 and the first quarter of 2003 and to the fact that intangible assets had been fully amortized by the end of 2002.

Interest income, net:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Interest income, net	2,090	1,087	(48%	)
% of Total Revenue	5%	2%

For the year ended December 31, 2003, we earned $1.1 million in interest income, compared to $2.2 million we earned for the year ended December 31, 2002. Interest income was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in interest income is the combined result of the decrease in the available cash for investing and the decrease in interest rates. We also incurred $14,000 of interest expense for the year ended December 31, 2003, as compared to $0.1 million of interest expense incurred in the year ended December 31, 2002. Interest expense relates to vendor financing at both the subsidiary and corporate levels.

Other income (expense), net:

	Twelve months ended
	December 31, 2002	December 31, 2003		% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Other income (expense), net	231	(323)		(240%	)
% of Total Revenue	0%	(0%	)

For the year ended December 31, 2003, we incurred other expense, net in the amount of $0.3 million related mainly to losses on equipment disposals. For the year ended December 31, 2002, we incurred other income, net of $0.2 million.

Foreign currency (losses) gains, net:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Foreign currency (losses) gains, net	13,550	16,299	20%
% of Total Revenue	32%	36%

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

Income tax benefit:

	Twelve months ended
	December 31, 2002	December 31, 2003	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Income tax benefit (expense)	51	(165)	(424%	)
% of Total Revenue	0%	0%

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

	For the three months ended
	Mar 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(In thousands of U.S. Dollars) (unaudited)

Revenue	$11,420	$10,859	$10,681	$11,828	$12,647	$13,121	$18,156	$25,760
Operating costs and expenses	18,137	18,290	17,846	19,612	22,787	23,371	25,106	36,232
Impairment and restructuring charges(1)	579	1,080	850	6,214	300	195	1,293	10,459

Total operating costs and expenses	18,716	19,370	18,696	25,826	23,087	23,566	26,399	46,691

Operating loss from continuing operations(2)	$(7,297)	$(8,511)	$(8,014)	$(13,998)	$(10,440)	$(10,445)	$(8,243)	$(20,931)

Net income (loss) from continuing operations	$(4,390)	$(3,664)	$(6,313)	$(6,555)	$(13,662)	$(11,123)	$(5,980)	$(12,953)

Basic and diluted income (loss) per share	$(0.07)	$(0.06)	$(0.11)	$(0.10)	$(0.23)	$(0.18)	$(0.10)	$(0.21)

(1)                                  Refer to Note 3 to the consolidated financial statements for impairment and restructuring charges taken

(2)                                  Refer to Note 2 to the consolidated financial statements for a discussion of discontinued operations

Liquidity and Capital Resources

Liquidity

Negative Total Cash Flow, Urgent Liquidity Needs, Proposed Sale. VIA began 2004 with $65.8 million in cash and cash equivalents and $1.4 million in restricted cash. We had negative cash flow from operations, investing and financing activities of $50.3 million for the year ended December 31, 2004, leaving us with $15.5 million in cash and cash equivalents and $5.1 million in restricted cash at December 31, 2004. This compares to negative cash flow for 2003 of $32.0 million. Restricted cash of $1.4 million at December 31, 2003 represents amounts held on deposit with banking institutions as security for operating leases. Restricted cash of $5.1 million as at December 31, 2004 represents amounts held on deposit with banking institutions as security for operating leases, leased properties, key telecom suppliers and a bank guarantee for the earn-out payments to the former shareholders of Amen. During 2004, we stated our expectations that we would reach the point of positive cash flows by mid-2005, conditioned on the achievement of new and incremental revenues, which we anticipated generating from our new sales and product strategy.  However, as we announced on March 17, 2005, a combination of factors including unanticipated revenue shortfalls in certain of our legacy VIA companies and our new VIA Express business would leave the Company with insufficient cash reserves to fund our expenditures and continue the Company as a going concern. In early April 2005, and that it was working with our professional advisors to obtain new financing to address the issue.  See ITEM 1, BUSINESS, Recent Events and Potential Sale of the Businesses for further discussion of the steps we have taken since this announcement.

On April 1, 2005, the Company announced the sale of two of its Swiss companies — VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG — to former managers and owners of the business, for a purchase price of CHF 3.5 million, or approximately US$3.1 million.  The net proceeds of the sale provided VIA with additional liquidity to continue its discussions for refinancing and sale transactions.

On April 10, 2005, VIA NET.WORKS, Inc. entered into a letter of intent with Claranet Group Limited, a privately-held European Internet services provider based in the United Kingdom, to sell all of our business operations in Europe and the United States.  See ITEM 1, BUSINESS, Recent Events and Potential Sale of the Businesses for the key terms of the Claranet Sale.  As a condition to VIA’s agreement to the letter of intent, Claranet made a deposit of $3.0 million against the purchase price in order to secure the rights to negotiate exclusively with the Company until 30 April 2005.  The Claranet Sale also contemplates that for the period between the signing of the definitive purchase agreement and closing of the transaction, Claranet would provide an interim working capital facility up to $6.0 million, and any draws under this facility would reduce the purchase price paid at completion.  If the Claranet Sale is concluded as contemplated under the letter of intent, we anticipate that all or a substantial portion of the deposit and working capital facility would be utilized to maintain day to day operations of the Company.

We are in the process of negotiating definitive purchase, interim working capital financing and other agreements pertaining to the proposed Claranet Sale.  The definitive agreements would be subject to various conditions to completion, including absence of material adverse change in VIA’s business. There can be no assurance that VIA will be successful in negotiating the definitive agreements or achieving completion of the proposed transaction. If the agreements are successfully concluded, we would expect to convene a meeting of our shareholders within the next two or three months to consider the Claranet Sale for approval. If we received approval from our shareholders, we would close the transaction and use the net proceeds to pay off the remaining liabilities of the Company and shut down our corporate headquarters and terminate the remaining employees.  Remaining funds would then be distributed to our shareholders.

If the Claranet Sale is not completed, we would seek seek a new buyer of the businesses.  In order for us to achieve consolidated positive cash flow, and in light of reduced expectations in revenue generation from our VIA Express channel, we would be required to substantially reduce our operating expenses through a further elimination of headcount in certain operations and in our headquarters staff. However, reduction of staff would require VIA to make employment termination payments of material amounts and we currently do not have the cash resources to implement this cost savings plan.  We would seek to raise new equity or debt financing in a short period of time, which may not be available to us. Without new capital in the short term, we would not be able to continue to operate as a going concern.

Liquidity Matters Relating to Acquired Companies. In January 2004, we acquired the Amen Group of companies. In connection with this acquisition, we spent $7.4 million cash and issued common stock having a total value of $1.2 million. Based on the earn-out arrangements with the former owners, the Company anticipates making a further earn-out payment to the sellers of Euro 238,000 ($0.3 million) (of which Euro 200,000 ($0.3 million) was paid in the first quarter of 2005), and Euro 469,000 ($0.6 million) in common stock of the Company. Amen contributed positive cash flow in 2004 of $3.7 million. In August 2004, we acquired 100% of the issued and outstanding shares of the PSINet Europe B.V. operations in Belgium, France, Germany, the Netherlands and Switzerland. The Company paid total consideration for the shares and inter-company debt as follows: Euro 10.0 million in cash ($12.3 million) at closing; Euro 1.0 million ($1.4 million) paid in January 2005 after resolution of the working capital contingency; The balance of the consideration outstanding amount to Euro 6.0 million ($7.4 million) and is payable in cash or, at the option of the seller, 4.5 million shares of VIA common stock, 15 months after closing, subject to any final adjustment for warranty claims, if any. We are in discussions with the holders of the Euro 6.0 million ($7.4 million) note to pay a lesser amount in cash and a portion in our common stock.

Cash flows. Cash used in operating activities was $27.8 million for the year ended December 31, 2004 and $24.2 million for the year ended December 31, 2003. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, these losses include some significant non-cash items such as depreciation, amortization, provision for doubtful accounts receivable, impairment and unrealized foreign currency transaction gains.

Cash used in investing activities was $26.6 million for the year ended December 31, 2004 and $6.6 million for the same period in 2003. For the year ended December  31, 2004 we used $23.4 million of cash to acquire the Amen Group of companies and to acquire 100% of the issued and outstanding shares of the PSINet Europe B.V. operations in Belgium, France, Germany, the Netherlands and Switzerland. We used $7.2 million cash to purchase tangible fixed assets. We received $7.7 million of cash resulting from the sale of 100% of the shares of VIA NET.WORKS UK Ltd. For the year ended December 31, 2003, we used cash to primarily purchase tangible fixed assets. At the end of September 2003, our Swiss subsidiary acquired a customer list from a Swiss web-design and hosting company for cash in the amount of $0.8 million.

We received cash from financing activities of $0.1 million for year ended December 31, 2004. We used cash in financing activities of $0.4 million for the year ended December 31, 2003. For the year ended December 31, 2004, $0.4 million cash was received from the issuance of common stock and $0.3 million was used for repayments of debt and capital lease obligations. In the year ended December 31, 2003, cash was used primarily to purchase treasury stock.

Payment Obligations and Contingencies

We lease office space, equipment and vehicles under non-cancelable operating leases. The following summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods: (in thousands of U.S. dollars):

USD in thousands Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases (including operations and maintenance payments under IRU agreements)	52,747	9,388	20,107	8,376	14,876
Capital lease obligations and long -term payables (2)	10,038	9,695	343	—	—
Purchase commitment obligations	2,186	1,103	1,083	—	—

Total	$64,971	$20,186	$21,533	$8,376	$14,876

(1)          This table does not include accounts payable of $16.9 million and taxes payable, accrued expenses and other current liabilities of $29.3 million, which are recorded on our December 31, 2004 consolidated balance sheet. In addition, this table does not include estimated future capital expenditures that are not yet contracted for.

(2)          Capital lease obligations and long-term payables include an unsecured zero coupon convertible note, which was issued in connection with the acquisition of the PSINet Europe companies, in August 2004 the Company issued. The note is due in November 2005 and is convertible into 4.5 million of VIA common stock at the option of the holder. The face value of the note is Euro 6 million (approximately $8.2 million), subject to any final adjustments for warranty claims if any, and the effective interest rate is 5.27%. Based on this effective interest rate, the present value of the unsecured zero coupon convertible note is Euro 5.6 million (approximately $7.6 million). The discount of Euro 0.4 million (approximately $0.6 million) is being amortized as interest expense over the duration of the note. (see Note 10 to the Financial Statements)

The operating leases and purchase commitment obligations are off-balance sheet commitments. The purchase commitment obligations relate to our outsourcing agreements for network management, billing and back-office transaction processing.

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

The foregoing statements regarding our liquidity and possible need for additional capital resources are forward-looking statements based on our current expectations, which involve certain risks and uncertainties. Actual results and the timing of these events could differ materially from these forward-looking statements depending upon certain factors that we cannot predict, including the factors discussed in RISK FACTORS included in this Form 10-K.

Recent Issued Accounting Pronouncements Not Yet Adopted

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion 29” (“SFAS 153”), which amends Accounting Principles Board Opinion 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payments” or SFAS 123R. This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” to stock compensation awards issued to employees. Rather, SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award—the requisite service period (usually the vesting period). SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  SFAS 123R is effective fiscal year beginning after June 15, 2005. The company has not yet quantified the effect of the future adoption of SFAS 123R on a going forward basis.

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

Interest Rate Risks

VIA has exposure to changes in interest rates. At December 31, 2003 and 2004, VIA’s financial instruments consisted of short-term investments and fixed rate debt related to acquisitions and network purchases. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At December 31, 2003 and 2004 all of our investments were due to mature within three months and the carrying value of such investments approximates fair value. The majority of our debt obligations had fixed rates of interest and was due within one year of the balance sheet date.

Foreign Currency Exchange Risks

VIA is an international company that at the end of December 2004 had operations in ten countries. Only one operation and the parent company have a functional currency of U.S. dollars. Having operations in foreign currencies exposes VIA to foreign currency exchange risks.

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

The parent company’s foreign exchange transaction risk is primarily derived from the revaluation of current assets and liabilities that are denominated in a currency other than U.S. dollars. These are comprised principally of Euro cash balances held to meet the working capital requirements of the five local operating subsidiaries with a Euro functional currency and inter-company balances denominated in the local operating subsidiaries’ functional currency (Great British Pounds, Swiss Francs and Euros).

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

The parent company’s cash balances consist of Euros and U.S. dollars. The Euro bank account is revalued each month and the resultant gain or loss is reflected in the consolidated statements of operations as “Foreign currency gains/(losses), net.” This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. For example, at December 31, 2003, a 10% increase or decrease in the level of the Euro exchange rate against the dollar with all other variables held constant would have resulted in a realized gain or loss of $9.0 million. As of December 31, 2004, a 10% increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of $7.3 million. The change in exposure from year to year is related to the change in the balance of the Euro cash and intercompany accounts. At December 31, 2004, the Company held approximately €9.9 million in the Euro cash account, CHF 4.2 million in the Swiss Franc cash account and GBP 0.6 million in the GBP cash account and remains exposed to changes in the foreign currency rate. However, such rate fluctuations should have a smaller impact in future as the balances have continued to reduce.

The fluctuation in the exchange rates resulted in foreign currency gains reflected in the consolidated statements of operations as “Foreign currency (losses) gains, net” of $16.3 million and $5.4 million for the years ended December 31, 2003 and December 31, 2004, respectively.

Translation risks

The financial statements of the Company’s local operating subsidiaries with a functional currency other than U.S. dollars are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue and expenses are translated at the period’s average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign currency translation adjustments are reclassified into the Statement of Operations when the underlying investment is sold or substantially liquidated.

The fluctuation in the exchange rates resulted in a foreign currency loss reflected as a component of accumulated other comprehensive loss in stockholders’ equity, net of $11.9 million and $0.6 million for years ended December 31, 2003 and December 31, 2004, respectively.

Exchange rates can vary significantly. The Euro high and low rates varied by approximately16% in relation to the U.S. dollar during the year ended December 31, 2004. The Swiss Franc high and low rates varied by approximately 17% in relation to the U.S. dollar during the year ended December 31, 2004. This variation affects the average exchange rates used to translate the income statements of our operating companies whose functional currency is not U.S. dollars. At December 31, 2004, the Euro to U.S. dollar exchange rate was approximately 10% above where it was at the beginning of the year and the Swiss Franc to U.S. dollar exchange rate was approximately 11% above where it was at the beginning of the year. This variation affects the ending exchange rates used to translate amounts on the balance sheet of our operating companies whose functional currency is not U.S. dollars. Future changes in the value of the Euro and Swiss Franc could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

Hedging against foreign exchange risks

For the year ended December 31, 2004 we did not actively manage our exposure to foreign currency translation risks that affect our reported results, which result in no cash impact unless the operation is sold. We have in the past considered insurance and financial risk products to manage this risk, but determined such products to be prohibitively expensive. We currently have no hedging arrangements or derivatives in place to address this form of translation risk.

The parent company maintains an Euro cash balance, a Swiss Franc cash balance and a Great British Pound balance to meet the working capital requirements of the operating subsidiaries with a Euro, Swiss Franc or Great British Pound functional currency. The parent company maintains its remaining cash resources in U.S. dollars.

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

On September 20, 2002, we dismissed PricewaterhouseCoopers LLP as our independent public accountants. Our Audit Committee, with the full authority of the Board of Directors, participated in and approved the decision to change independent accountants. Effective September 26, 2002, the Audit Committee engaged Deloitte & Touche to serve as our independent auditors for the remainder of 2002 and to conduct the audit of our consolidated financial statements for the year ending December 31, 2002. On August 1, 2003, the Company’s auditor Deloitte & Touche transferred its business to a limited liability partnership and the Board of Directors approved the extension of the auditor appointment to Deloitte & Touche LLP. For additional information refer to our report on Form 8-K submitted on September 26, 2002.

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

We have evaluated, with the oversight of our CEO and CFO, the effectiveness of our Disclosure Controls and Procedures as of December 31, 2004.  In designing and evaluating the Disclosure Controls and Procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures.  In addition, we recognize that Disclosure Controls and Procedures by their nature can provide only reasonable assurance that our information flow objectives are met. As of December 31, 2004 our CEO and CFO have concluded that our Disclosure Controls and Procedures are effective in all material respects.

During the year ended December 31, 2004, we have acquired the Amen group of companies and the operations of PSINet Europe in Switzerland, Germany, The Netherlands, Belgium and France, and we have disposed of our subsidiary VIA NET.WORKS UK Ltd.  Post acquisition, we have conducted an initial assessment of the internal control environments and Disclosure Controls and Procedures of both the Amen group and the acquired PSINet businesses.  Based on this assessment, we concluded that these additions and the disposal of the UK business had neither materially affected, nor were reasonably likely to materially affect, our internal control over financial reporting.

We have continued to work during 2004 to improve our internal controls and Disclosure Controls and Procedures, specifically through the continuation of our program to standardize and automate back-office processes, and to outsource certain finance functions such as general ledger accounting, accounts payable and accounts receivable.  This phased implementation is now at an advanced stage.  At the end of December 2004, the new back-office systems were fully implemented, as planned for all but one of our legacy VIA operations.  The finance function outsourcing was also completed, as planned.  We have completed the back-office systems implementation and the finance outsourcing project for our newly acquired PSINet businesses during Q1 of 2005. The remaining VIA legacy business in Switzerland was subsequently sold on April 1, 2005 back to the former owners and is therefore now outside the scope of the back office systems migration project.  We have, in addition, completed the migration of  all of our newly acquired businesses on to our standard financial accounting and reporting system for the purposes of  2004 year end reporting.

We believe that our current controls and procedures enable us to present our financial results fairly in all material respects, as required by U.S. generally accepted accounting principles.

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our Directors and Executive Officers

The following table shows information about each of our executive officers as of March 31, 2005.

Name	Age	Position
Raymond Walsh	39	Chief Executive Officer
Cameron Mackenzie	51	Chief Financial Officer
Rebecca Markovits	42	Vice President, Human Resources
Matt S. Nydell	45	Senior Vice President, General Counsel and Secretary
Dick Theunissen	36	Vice President and President, Amen S.A.S.

Raymond Walsh was appointed CEO of VIA in January 2005.  He served as VIA’s Head of Operations from June 2002 until his appointment as CEO.  Prior to joining VIA, Mr. Walsh served as Senior Vice President of Operations and CIO at KPNQwest from February 1999 to June 2002.  In addition, Mr. Walsh served in various technology and operational management positions at Qwest, LCI International and WilTel. Mr. Walsh holds a B.S. in Management Science and Computer Systems from Oklahoma State University.

Cameron Mackenzie was appointed VIA’s Chief Financial Officer in April 2004. He has over 15 years’ experience in senior finance positions with European and international companies in the IT and telecommunications services and manufacturing sectors. His record of achievement includes the successful flotation of wireless Internet services provider, MobileFuture PLC, on the London Stock Exchange AIM. Prior to MobileFuture PLC, he held progressively senior financial management positions with Otis Plc the UK elevator subsidiary of United Technologies Corporation, the Private Mobile Radio division of Philips Electronics UK limited and the Mail and Messaging division of the Bell & Howell Company. Mr. Mackenzie is a member of the Institute of Chartered Accountants of Scotland.

Rebecca Markovits joined VIA in June 2002 as Vice President, Human Resources. Prior to joining VIA, Ms. Markovits headed up the global human resources group at KPNQwest from February 1998 through May 2002. Previously Ms. Markovits served in Human Resource management positions at ITT World Directories.

Matt Nydell has been with VIA since August 1998. He has served as VIA’s Senior Vice President, General Counsel and Secretary since April 2002. From August 1998 to April 2002, he served as VIA’s Vice President, General Counsel and Secretary. From November 1996 to August 1998, he was Director, Ventures and Alliances for MCI Communications Corporation where he oversaw MCI’s interest in Concert Communications Company, an international telecommunications joint venture with British Telecommunications.  From June 1994 to November 1996, he was Senior Counsel in MCI’s Mass Market’s legal group.  Prior to joining MCI, Mr. Nydell was an attorney with the Washington office of law firm Donovan Leisure Newton and Irvine. Mr. Nydell received a J.D./M.A., foreign affairs, from the University of Virginia, and a B.A., with honors, in Philosophy from Bucknell University.

Dick Theunissen joined VIA in December 2002 as its Vice President, Product Marketing and Management. With the acquisition of the Amen group in January 2004, Mr. Theunissen became President Amen SAS; he remains a Vice President of VIA. Prior to joining VIA, Mr. Theunissen served as Vice President Product Management at KPNQwest from 1999 to 2002. Previously. Mr. Theunissen held several positions with KPN.  Mr. Theunissen holds a Master of Science degree in Economics for the Erasmus University Rotterdam, The Netherlands.

The following table shows information about each of our Board Members as of March 31, 2005.

Board Member	Term Expiring	Audit	Compensation	Nominating/ Corporate Governance
Malcolm Bell	2005	C
Jan Gesmar-Larsen	2005		M	M
Michael McTighe	2007	M		M
Karen Slatford	2006	M	M
John Steele	2006		C	C

C = Chair

M = Member

Malcolm Bell, 61, joined VIA in May 2003. Prior to 2000, Mr. Bell held positions with Deloitte & Co., Coopers & Lybrand and PricewaterhouseCoopers in the UK and mainland Europe.  He has obtained over 25 years senior level experience in audit, accounting and financial management.  Mr. Bell has served as a member of the governing council of The Mission to Seafarers since March 2001 and as a director of the Three Counties Agricultural Society, where he chairs the audit committee.  Mr. Bell also served as a consultant with Telos Partners Ltd., a UK-based business consultancy firm from November 2000 to May 2003.  Mr. Bell currently serves as the chair of VIA’s audit committee.

Jan Gesmar-Larsen, 44, has held senior executive positions in the personal computer industry at Compaq, Apple and Dell. Most recently, he was President, Dell Computer, Europe and Middle East and Africa (EMEA) from 1997 through 2000.  Before Dell, he was EMEA President of Apple Computer from 1995 to 1997.  Jan also held positions with Compaq Computer International.  He has been a member of the board of directors of Bang & Olufsen, Capital One Financial Services Inc., Interse AS and HAL Knowledge Solutions.  Mr. Gesmar-Larsen joined the VIA board in October 2003.

Michael McTighe, 51, joined VIA in June 2002 and was elected as chairman in October 2002.  Prior to joining VIA, Mr. McTighe was chief executive officer of Carrier1 from October 2001 to February 2002.  Before Carrier1, Mr. McTighe served as executive director and chief executive, Global Operations for Cable & Wireless plc from May 1999 to September 2001.  He has also served as president and chief executive officer of Philips Consumer Communications LLP, spent five years with Motorola with responsibilities for Europe and Asia and worked for 10 years with General Electric in various European markets.  Mr. McTighe serves on the board of directors of Alliance & Leicester plc and Pace Micro Technology plc, both of which are publicly traded companies.  Mr. McTighe also serves on the board of directors for London Metals Exchange Holdings Ltd., Red M Communications Ltd., Frontier Silicon Holding Ltd, Phyworks Ltd., and Corvil Networks Ltd., all of which are privately-held companies. Mr. McTighe holds a B.S. in Electronic Engineering from University College in London.

Karen Slatford, 49, consults frequently for high technology companies on sales and business strategy, and is a director of The Listening Company, HAL Knowledge Solutions, a leading provider of Application Portfolio Management solutions and Board of Portwise AB.  Ms. Slatford joined the board in October 2003.  She served in various senior level sales positions with Hewlett Packard from 1994 to 2001. In 1999, Karen was promoted to Vice President Worldwide Sales and continued in that role until she left Hewlett Packard in 2001.  From 1994 to 1997, she was responsible for Hewlett Packard’s enterprise sales force in the United Kingdom before being promoted to lead enterprise sales across the EMEA region.

John C. Steele, 63, joined VIA’s board in October of 2002 and serves as chairman of the compensation and nominating and corporate governance committees.  Mr. Steele is also a council member of the Arbitration and Conciliation Service in the United Kingdom.  Mr. Steele worked with British Telecommunications Plc from 1989 through 2002 where he served as group personnel director and a member of the company’s executive committee.

There are no family relationships among any of our directors or executive officers.

Since VIA’s 2004 annual meeting of shareholders two directors have resigned from VIA’s board of directors.  Mr. Rhett Williams stepped down as a Class I director effective January 25, 2005 and Erik M. Torgerson resigned as a Class II director effective January 28, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and certain shareholders to file reports with the SEC on Forms 3, 4 and 5 for the purpose of reporting their ownership of and transactions in our securities.  We believe that all of our current and former directors and executive officers reported on a timely basis all transactions required to be reported by Section 16(a) during fiscal 2004, except that an initial report on Form 3 and a report of two transactions on Form 4 for Fred Seibl, formerly our Senior Vice President for VIA Express, were filed late.

Information regarding our code of ethics

VIA has adopted a Code of Ethics that applies to our Chief Executive Officer, Interim Chief Financial Officer and Controller, as well as other VIA Group Company financial directors. We have also adopted a Business Conduct and Ethics Policy that applies to all Company personnel and our board of directors.  Both the Code and the Policy require that all VIA persons conduct themselves with integrity and endeavor to accomplish the work of VIA whilst following the highest legal and ethical standards.  If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive or principal financial and accounting officer, we will disclose the nature of such amendment or waiver on our website and in a report on Form 8-K.

The code of ethics is published on our website located at http:/ /www.vianetworks.com under the Investor Relations Governance pages.

Audit Committee Financial Expert:

The audit committee is comprised solely of directors who meet independence standards required under the Sarbanes-Oxley Act of 2002 and the Nasdaq listing requirements.  The board has determined that chairman Bell is an “audit committee financial expert” as defined by applicable SEC rules adopting the Sarbanes-Oxley Act of 2002.  The audit committee appoints independent auditors and monitors the independence and performance of the independent auditors.  The audit committee also assists the board by monitoring the integrity of our financial statements and reviewing our compliance with legal and regulatory requirements and overseeing our internal control practices.  The audit committee met on 10 occasions during 2004.

ITEM 11  EXECUTIVE COMPENSATION

The following table presents a summary of compensation paid with respect to the past three fiscal years to our chief executive officer during 2004 and the four executives most highly compensated during 2004, all of whom we refer to as our named executive officers.

Summary Compensation Table

						Long Term
						Compensation
						Securities
	Annual Compensation			Other Annual		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation		Options	Compensation
Rhett Williams (1)	2004	$561,565	$12,538	$105,771	(2)	0	0
Chief Executive Officer	2003	$484,983	$0	$62,218 94	(3)	490,000	$0
	2002	$72,333	$0	$94	(4)	1,000,000	$0

Raymond Walsh (5)	2004	$225,000	$8,055	$0		0	$111,001	(6)
Senior Vice President,	2003	$225,000	$0	$0		225,342	$101,647	(7)
Technology and Operations	2002	$113,788	$63,984	$0		250,000	$51,458	(8)

Cameron Mackenzie (9)	2004	$255,067	$0	$0		0	$3,747	(10)
Chief Financial Officer

Dick Theunissen (11)	2004	$211,458	$64,801	$16,917		0	$24,761	(12)
Vice President, Marketing	2003	$189,848	$6,049	$15,188		267,963	$24,761	(13)
	2002	$14,512	$0	$1,075		0	$2,064	(14)

Matt S. Nydell	2004	$225,000	$8,055	$0		0	$138,843	(15)
Senior Vice President,	2003	$225,000	$0	$0		225,342	$129,825	(16)
General Counsel and	2002	$221,355	$109,688	$0		150,000	$3,902	(17)
Secretary

Rebecca Markovits (18)	2004	$199,019	$0	$15,922		0	$24,778	(19)
Vice President, Human	2003	$199,019	$41,055	$15,922		190,417	$24,778	(20)
Resources	2002	$107,802	$0	$8,624		100,000	$13,422	(21)

(1)	Mr. Williams left VIA as of January 25, 2005.

(2)

In 2004 it represents, $44,881 for housing allowance, $1,878 for life insurance, $3,924 for Company matching funds in a 401(k) plan, $31,206 for Dutch pension contribution and $23,882 for car allowance.

(3)	In 2003 it represents, $54,340 for housing allowance, $1,878 for life insurance and $6,000 Company matching funds in a 401(k) plan in 2003.

(4)	This amount represents a payment of $94 made in 2002 on behalf of Mr. Williams for life insurance.

(5)	Mr. Walsh became Chief Executive Officer on January 25, 2005.

(6)

This amount represents a payment of $10,175 made on behalf of Mr. Walsh for health insurance, $5,826 for Company matching funds in a 401(k) plan in 2004 and $95,000 for foreign service allowance under the Company’s international assignment policy in 2003.

(7)

This amount represents payments of $647 made on behalf of Mr. Walsh for life insurance, $6,000 for Company matching funds in a 401(k) plan and $95,000 for foreign service allowance under the Company’s international assignment policy in 2003.

(8)	This amount represents payments made on behalf of Mr. Walsh for foreign service allowance under the Company’s foreign assignment policy.

(9)	Mr. Mackenzie joined VIA in April 2004 as Interim Chief Financial Officer and became Chief Financial Officer on November 9, 2004.

(10)	This amount represents payments of $3,747 for car allowance in 2004.

(11)	Mr. Theunissen joined VIA in December of 2002 as Vice President of Marketing. During 2004 he also became President of Amen.

(12)	This amount represents a payment of $2,371 for health insurance and $22,390 for car allowance during 2004.

(13)	This amount represents a payment of $2,371 for health insurance and $22,390 for car allowance during 2003.

(14)	This amount represents a payment of $198 for health insurance and $1,866 for car allowance during 2002.

(15)

This amount represents a payments of $719 made on behalf of Mr. Nydell for life insurance, $9,507 for health insurance, $3,617 for Company matching funds in a 401(k) plan and $125,000 for foreign service allowance under the Company’s international assignment policy in 2004.

(16)

This amount represents a payment of $719 made on behalf of Mr. Nydell for life insurance, $4,106 for Company matching funds in a 401(k) plan and $125,000 for foreign service allowance under the Company’s international assignment policy in 2003.

(17)	This amount represents payments of $698 made on behalf of Mr. Nydell for life insurance and $3,204 for Company matching funds in a 401(k) plan in 2002.

(18)	Mrs. Markovits joined VIA in June of 2002 as Vice President of Human Resources.

(19)	This amount represents a payment of $2,388 for health insurance and $22,390 for car allowance during 2004.

(20)	This amount represents a payment of $2,388 for health insurance and $22,390 for car allowance during 2003.

(21)	This amount represents a payment of $1,294 for health insurance and $12,128 for car allowance during 2002.

The following table provides information relating to options to purchase common stock we granted our named executive officers during the year ended December 31, 2004.  The percentages in the table below are based on the options to purchase shares of our common stock we granted under our 1998 Option Plan in the year ended December 31, 2004.  Except as noted, the options described in the table below become exercisable over periods of from one to four years and have a term of ten years.  Potential realizable values are net of exercise price before taxes and are based on the assumption that our common stock appreciates at the annual rates shown, compounded annually, from the date of grant until the expiration of the relevant term.  These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimates of future stock price growth.

Options Grants in Last Fiscal Year

	Individual Grants
		Percent of
		Total
	Number of	Options			Potential Realizable Value at
	Securities	Granted to			Assumed Annual Rates of
	Underlying	Employees	Exercise		Share Price Appreciation for
	Options	in Fiscal	Price	Expiration	Option Term
Name	Granted	Year	Per Share	Date	5%	10%
Rhett Williams	0	—	—	—	—	—
Cameron Mackenzie	150,000	25.8%	$0.61	9/29/2014	91,245	95,715
Rebecca Markovits	0	—	—	—	—	—
Matt S. Nydell	0	—	—	—	—	—
Raymond Walsh	0	—	—	—	—	—
Dick Theunissen	0	—	—	—	—	—

Option Exercises and Fiscal Year-End Option Values

None of our named executive officers exercised any stock options during 2004.  The following table presents summary information with respect to stock options owned by our named executive officers at December 31, 2004.  We have calculated the value of unexercised in-the-money options based on the closing price of the stock on the Nasdaq SmallCap Market® on December 31, 2004 of $0.85 per share.  The actual value of the stock options will depend upon the market value of the shares that can be purchased under the option at a future date.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Number of		Number of securities underlying
	shares		unexercised options at		Value of unexercised in-the-money
	acquired on	Value	December 31, 2004		options at December 31, 2004
Name	exercise	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Rhett Williams	—	—	756,563	733,437	178,389	170,311
Cameron Mackenzie	—	—		150,000		36,000
Rebecca Markovits	—	—	152,917	137,500	4,375	2,625
Matt Nydell	—	—	738,050	139,584	43,500
Raymond Walsh	—	—	264,925	210,417	34,375	20,625
Dick Theunnissen	—	—	132,525	135,418	9,583	10,417

1998 Stock Option and Restricted Stock Plan.    In 1998 we adopted the Amended and Restated 1998 Stock Option and Restricted Stock Plan (the “1998 Option Plan”), which allows us to issue restricted shares of our common stock or options to purchase shares of our common stock.  The total number of shares of our common stock available for issuance under the 1998 Option Plan is 9,200,000, no more than 125,000 of which may be issued in the form of restricted common stock.  No person may be granted more than 125,000 shares of restricted stock or options to purchase more than 1,000,000 shares of stock in any calendar year.

The 1998 Option Plan is administered by the compensation committee.  Except as described in the plan, our compensation committee determines the grantees, the type of grant, number of shares subject to each grant, and the term, exercise price, and vesting schedules for each grant.  All of our employees are eligible to participate under the 1998 Option Plan.  The maximum term of options granted under the 1998 Option Plan is ten years plus one month.

Options to purchase 7,444,133 shares of common stock were issued and outstanding under the 1998 Option Plan as of March 1, 2005.

All of these options are subject to vesting requirements based on continued employment, typically vesting over four years.  Option agreements governing options granted to VIA employees generally provide for the acceleration of the vesting period if there is a change of control of VIA in which we are not the surviving company, except if the surviving company assumes the obligations under existing option grants, an equivalent and substitute option in stock in the surviving company is provided, or VIA’s board of directors determines that the change of control will not trigger accelerations of the options.  Options granted prior to our initial public offering on February 11, 2000 have an exercise price equal to what the board of directors determined the fair market value of the common stock to be on the date of the grant.  Options granted after the date of our initial public offering have an exercise price equal to the closing price for our stock on the Nasdaq Small Cap Market® on the last trading day immediately prior to the date of grant.  732,500 option awards were made under the 1998 plan in 2004.

Amended and Restated Key Employee Equity Plan.    During 1998, the Company adopted the V-I-A Internet Inc.  Key Employee Equity Plan (the “KEEP”), an incentive plan to attract and retain qualified officers, key employees, directors and other persons at VIA and our operating companies.  The KEEP provides for the granting of stock options to key employees of VIA.  Rights are granted with an exercise price as determined by the Company’s board of directors.  As of December 31, 2000, the Company had reserved 800,000 common shares for issuance under the KEEP.  On August 9, 2001, VIA amended the KEEP to permit, among other things, grants of non-incentive stock options to employees, consultants or advisors, other than to directors and officers, of VIA.  Options granted under the amended KEEP will vest over such periods as may be determined by the board of directors and will generally have an exercise price equal to the closing price for our stock on the Nasdaq Small Cap Market® on the last trading day immediately prior to the date of grant.  As of December 31, 2002, the Company had reserved 214,517 common shares for issuance under the amended KEEP.  No options awards were made under the amended KEEP in 2004.

Our compensation committee, which administers the amended KEEP, has full power and final authority to designate the grantees, to determine the number of purchase options awarded and to determine the terms and conditions relating to the vesting, exercise, transfer or forfeiture of the grant, including the exercise price.

Employment Agreements and Terminations of Employment and Change-in-Control Arrangements

In connection with his appointment as President and Chief Executive Officer, VIA entered into an employment agreement with Mr. Walsh effective as of January 25, 2005.  Under the terms of the agreement, Mr. Walsh is entitled to an annual base salary of not less than $300,000 and is eligible to an annual discretionary bonus of up to 100% of his base salary.  In addition, Mr. Walsh is entitled to an annual net payment of $95,000 and tax equalization benefits as an expatriate under VIA’s International Assignment Policy.  The agreement provides that VIA may terminate Mr. Walsh’s employment at any time without notice.  If VIA terminates his employment without cause, Mr. Walsh will be entitled to a severance payment equal to twelve months of his base salary at the time of such termination.

In connection with his appointment as Chief Financial Officer, VIA entered into an employment agreement with Mr. Mackenzie effective as of November 1, 2004.  Under the terms of the agreement, Mr. Mackenzie is entitled to an annual base salary of not less than pounds sterling 130,000 and, in line with VIA’s corporate bonus policy, an annual discretionary performance bonus of up to 50% of his base salary.  The agreement provides that until June 1, 2005 VIA may terminate Mr. Mackenzie’s employment on three months’ notice.  After June 1, 2005, provided that satisfactory performance has been achieved and is confirmed by the CEO and the Board of Directors, the notice period will be increased to six months.  Mr. Mackenzie may terminate his employment at any time on three months’ notice.

In connection with his continued employment with VIA as Senior Vice President, General Counsel and Secretary, VIA entered into an employment agreement with Mr. Nydell effective as of April 24, 2002, or the 2002 Agreement.  Under terms of the 2002 Agreement, Mr. Nydell is entitled to an annual base salary of not less than $225,000 and he is eligible to participate in all bonus programs applicable to senior executives of the Company.  The agreement provides that if Mr. Nydell is terminated without cause or if, after October 31, 2002, Mr. Nydell terminates his employment with VIA, he will be entitled to severance benefits consisting of: (a) one-year of his base salary, (b) continuation of health, dental, life accidental death and disability, and long- and short-term disability insurance for one-year or a lump sum payment in lieu of the coverage, and (c) a pro-rated bonus applicable to the calendar year when he is terminated. In addition, should Mr. Nydell be terminated by VIA without cause or should he terminate his employment with good reason, all stock options previously granted to Mr. Nydell shall be deemed fully vested on his termination date and the exercise period shall be extended to one year from the termination date.

On February 11, 2005, Mr. Nydell and VIA entered into an agreement to modify the 2002 Agreement.  Under the terms of the modification, Mr. Nydell agreed to forgo the severance benefits noted under (a) and (b) in the preceding paragraph in exchange for a payment by VIA of $245,000 representing the value of (a) and (b) in total.  Under the modification, VIA and Mr. Nydell released each other of any claims either may have had against each other as of that date.  On February 11, 2005, Mr. Nydell and VIA also entered into a further letter agreement to clarify certain terms of the 2002 Agreement.  Under this agreement, Mr. Nydell agreed to remain in the employment of VIA through May 31, 2005.  In exchange for his agreement, VIA agreed to pay Mr. Nydell a retention bonus equal to 43% of his annual bonus eligibility, in lieu of any normal annual bonus eligibility for the same period of time.

Under his original engagement with the Company in 2002, VIA entered into an employment agreement with Dick Theunissen on December 1, 2002 for an indefinite period term.  The agreement provides that the Company may terminate his employment by delivering the requisite statutory notice under Dutch law.  Mr. Theunissen has since been promoted to Vice President & President, Amen S.A.S. with the Company’s acquisition of the Amen group companies. Under this agreement and amendments thereto, Mr. Theunissen is entitled to a salary at an annualized rate of Euro 170,000 and an annual discretionary performance bonus of up to 50% of his base salary, based in equal parts of achieving individual and corporate goals.

Consistent with prior practice for specified senior officers, all option agreements governing options granted to the chief executive officer and to each vice president reporting to the chief executive officer provide for the acceleration of the vesting period of the options if there is a “change of control” (as defined in the agreements) in which VIA is not the surviving company.  However, the option agreements further provide that no acceleration of vesting will occur if the optionee continues with the surviving company in an equivalent position or role for a period of not less than one year.

Compensation of Directors

In January of 2004, the board of directors adopted a new compensation policy for members of our board of directors.  The compensation policy provides that each non-executive member of the board shall be compensated for services on the board as follows:

Chairman: The chairman of the board of directors shall be paid a cash retainer of pounds sterling 60,000 for all services rendered in that capacity as well as services on all committees of the board on which he or she serves.

Non-executive members: Upon initially joining the board, each non-executive member shall be entitled to receive a grant of options for the right to purchase 100,000 shares of common stock of the Company, par value ($.001) at an exercise price equal to closing price of the stock on the Nasdaq SmallCap market as of the day immediately prior to the date of grant, and subject to a three year vesting period, with the first 1/3 of the options subject to the grant vesting as of the expiration of twelve months from the first day of the month of the grant and the remainder of the options vesting in equal portions over the remaining twenty-four month period.

Annually, each non-executive member (including our non-executive chairman) shall be entitled to receive (a) a cash retainer in the amount of pounds sterling 25,000 payable for continuous service in each 12 month calendar period; plus (b) an option to purchase 25,000 shares of stock to be granted prior to the end of the first calendar quarter, at an exercise price equal to the market price of the stock, and subject to a three year vesting period, with the first 1/3 of the options subject to the grant vesting as of the expiration of twelve months from the first day of the month of the grant and the remainder of the options vesting in equal portions over the remaining twenty-four month period.

In addition, the chairman of the audit committee of the board of directors shall be entitled to receive a further cash stipend in the amount of pounds sterling 5,000.  The chairman of the compensation committee shall be entitled to receive an additional grant of 5,000 stock options.

No options have been granted to the board of directors for the year to date 2005.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of our compensation committee has been employed by or served as an officer of VIA or our subsidiaries, or has had any relationship requiring disclosure in “Related Transactions.”

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The following table shows the number and percentage of outstanding shares of our common stock that were owned as of March 31, 2005 by:

•                                          each person who we know to be the beneficial owner of more than 5% of our outstanding common stock

•                                          each of our directors and named executive officers, and

•                                          all of our directors and executive officers as a group.

As of March 31, 2005, there were 56,053,988 shares of voting common stock and 5,050,000 shares of non-voting common stock outstanding.

The total number of shares of common stock outstanding used in calculating the percentage owned by each person includes the shares of common stock issuable upon conversion of our non-voting common stock or upon the exercise of options held by that person that are exercisable as of May 31, 2005.

Unless indicated otherwise below, the address for our directors and officers is c/o VIA NET.WORKS, Inc., H. Walaardt Sacréstraat 401 1117 BM Schiphol, The Netherlands.  Except as indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Norwest Equity Capital, LLC and related entity(1)	6,978,644	12.45%
John E. Lindahl, George J. Still, Jr. and John P. Whaley(1)	6,978,644	12.45%
HarbourVest International Private Equity Partners III-Direct Fund L.P.(2)	3,833,334	6.84%
Raymond Walsh (3)	315,272	*
Cameron Mackenzie (4)	0	*
Matt S. Nydell (5)	805,704	*
Rebecca Markovits (6)	184,167	*
Dick Theunissen (7)	160,305	*
Michael McTighe(8)	394,580	*
Malcolm Bell (9)	75,000	*
Jan Gesmar-Larsen (10)	163,889	*
Karen Slatford (11)	63,889	*
John Steele (12)	118,194	*
Rhett Williams (13)	1,001,304	*
All directors and executive officers as a group (11 persons) (14)	3,282,304	5.86%

* Less than 1%.

(1)          This amount consists of 5,050,000 shares of common stock issuable upon the conversion of shares of non-voting common stock held by Norwest Equity Capital, LLC, 1,842,751 shares of common stock held by Norwest Equity Capital and 291,928 shares of common stock held by Norwest Venture Partners VI, L.P. As the managing member of Norwest Equity Capital, LLC, Itasca NEC, LLC has voting and investment power over the shares of stock held by Norwest Equity Capital and may therefore be deemed to be the beneficial owner of these shares. Messrs. Lindahl, Still and Whaley share voting and investment power over shares held by Norwest Equity Capital and may also therefore be deemed to beneficially own these shares. Itasca and each of Messrs. Lindahl, Still and Whaley disclaim beneficial ownership of these shares except to the extent of its or his pecuniary interest in them. In addition, Messrs. Still and Whaley share voting and investment power over shares beneficially owned by Norwest Venture Partners VI, and each disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in them. Mr. Torgerson does not have voting or investment power over any of these shares. The address for each of Norwest Equity Capital, Itasca, and Messrs. Lindahl and Whaley is 3600 IDS Center, 80 South 8th St., Minneapolis, Minnesota 55402. The address for Mr. Still is 525 University Avenue, Suite 800, Palo Alto, California 94301.

(2)          Voting and investment power over these shares is held jointly by Mr. Edward Kane and Mr. Brooks Zug, the managing members of HarbourVest Partners, LLC, which is the managing member of HIPEP III—Direct Associates LLC, which in turn is the general partner of HarbourVest International Private Equity Partners III-Direct Fund L.P. Each of Messrs. Kane and Zug disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in them. The address of HarbourVest International Private Equity Partners III and of Messrs. Kane and Zug is c/o HarbourVest Partners, LLC, One Financial Center, 44th Floor, Boston, Massachusetts 02111.

(3)          Includes 315,272 shares of common stock issuable upon the exercise of options held by Mr. Walsh that will be exercisable as of May 31, 2005.

(4)          Includes 0 shares of common stock issuable upon the exercise of options held by Mr. Mackenzie that will be exercisable as of May 31, 2005.

(5)          Includes 78,742 shares of common stock held by Mr. Nydell and 726,962 shares of common stock issuable upon the exercise of options held by Mr. Nydell that will be exercisable as of May 31, 2005.

(6)          Includes 184,167 shares of common stock issuable upon the exercise of options held by Ms. Markovits that will be exercisable as of May 31, 2005.

(7)          Includes 160,305 shares of common stock issuable upon the exercise of options held by Mr. Theunissen that will be exercisable as of May 31, 2005.

(8)          Includes 71,776 shares of common stock held by Mr. McTighe and 322,804 shares of common stock issuable upon the exercise of options held by Mr. McTighe that will be exercisable as of May 31, 2005.

(9)          Includes 75,000 shares of common stock issuable upon the exercise of options held by Mr. Bell that will be exercisable as of May 31, 2005.

(10)    Includes 100,000 shares of common stock held by Mr. Gesmar-Larsen and 63,889 shares of common stock issuable upon the exercise of options held by Mr. Gesmar-Larsen that will be exercisable as of May 31, 2005.

(11)    Includes 63,889 shares of common stock issuable upon the exercise of options held by Ms. Slatford that will be exercisable as of May 31, 2005.

(12)    Includes 118,194 shares of common stock issuable upon the exercise of options held by Mr. Steele that will be exercisable as of May 31, 2005.

(13)    Includes 90,400 shares of common stock held by Mr. Williams and 910,904 shares of common stock issuable upon the exercise of options held by Mr. Williams that will be exercisable as of May 31, 2005.

(14)    Includes 3,282,304 shares of common stock currently held and issuable upon the exercise of options as of May 31, 2005 by our directors and executive officers.

Information regarding our equity compensation plans as of December 31, 2004

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,668,435	2.63	1,531,565
Equity compensation plans not approved by security holders	—	—	214,517
Total	7,668,435		1,746,082

During 1998, the Company adopted the V-I-A Internet Inc.  Key Employee Equity Plan (the “KEEP”), an incentive plan to attract and retain qualified officers, key employees, directors and other persons at VIA and our operating companies.  The KEEP provides for the granting of stock options to key employees of VIA.  Rights are granted with an exercise price as determined by the Company’s board of directors.  On August 9, 2001, VIA amended the KEEP to permit, among other things, grants of non-incentive stock options to employees, consultants or advisors, other than to directors and officers, of VIA.  Options granted under the amended KEEP will vest over such periods as may be determined by the board of directors and will generally have exercise price equal to the closing price for our stock on the NASDAQ Small Cap Market® on the last trading day immediately prior to the date of grant.  As of December 31, 2004, the Company had reserved 214,517 common shares for issuance under the amended KEEP. No options awards were made under the amended KEEP in 2004.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions

None

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services

Aggregate fees paid by the Company for the fiscal years ended December 31, 2003, and 2004 to the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”):

Fees Paid to Deloitte & Touche	2003	2004
Audit Fees	$1,349,000	$1,508,000
Audit-related services	0	$5,000
Tax Fees	$244,000	$267,000
Other	$28,000	$12,000

The amounts shown above include out-of-pocket expenses incurred by Deloitte & Touche LLP in connection with the provision of such services.

Audit Fees

Consists of professional services rendered for the audits of the consolidated financial statements of the Company, quarterly reviews, statutory audits, issuance of comfort letters, consents, income tax provision procedures, and assistance with and review of documents filed with the SEC.

Tax Fees

Tax Fees relate to tax planning and advice in the U.S.  and the Europe, including assistance with tax audits and appeals and the review of filings with the federal and certain state, provincial or other applicable governments.

Other Fees

All Other Fees in 2003 related to primarily to assistance with outsourcing planning.

Pre-approval Procedures for Services

The audit committee approves all audit and non-audit related services.  On an annual basis the audit committee reviews and approves prior to its commencement, any audit work conducted by its auditors as a part of the annual consolidated financial statements of the Company.  Generally, the audit committee and the Company prohibit its auditors from conducting any non-audit related services and instead engage a third-party accounting firm to conduct any non-audit related work.

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

b.                                      Reports on Form 8-K.

VIA filed four reports on Form 8-K during the three months ended December 31, 2004. On October 1, 2004, we filed a Form 8-K announcing that, on September 28, 2004, we sold 100% of the shares of VIA NET.WORKS UK Ltd, which was part of the European segment, to Claranet Limited. On October 14, 2004, we filed an amended Form 8-K to correct an error in the calculation of the estimated gain on disposal of the shares of VIA NET.WORKS UK Ltd to Claranet Limited and to exclude the estimated gain on the disposal from the pro forma consolidated statement of operations. On November 12, 2004, we filed a Form 8-K regarding the official appointment of the interim Chief Financial Officer as Chief Financial Officer. On December 17, 2004, we filed a Form 8-K announcing the receipt of a letter from the NASDAQ Stock Market granting VIA a second 180-day extension, to June 10, 2005, to regain compliance with NASDAQ’s minimum price bid requirement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIA NET.WORKS, INC.

	By:	/s/ RAY WALSH
Ray Walsh
Date: April 25, 2005		Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of VIA NET.WORKS, Inc. and in the capacities indicated as of April 25, 2005, unless otherwise stated.

/s/ RAY WALSH	Chief Executive Officer (Principal Executive Officer) (appointed as of
Ray Walsh	January 25, 2005)

/s/ CAMERON MACKENZIE	Chief Financial Officer (Principal Financial and Accounting Officer) (appointed as of
Cameron Mackenzie	November 9, 2004)

/s/ MICHAEL MCTIGHE	Chairman of the Board of Directors
Michael McTighe

/s/ JOHN STEELE	Director
John Steele

/s/ KAREN SLATFORD	Director
Karen Slatford

/s/ MALCOLM BELL	Director
Malcolm Bell

/s/ JAN GESMAR-LARSEN	Director
Jan Gesmar-Larsen

EXHIBIT INDEX

Exhibit

3.1	Amended and Restated Certificate of Incorporation of VIA NET.WORKS, Inc. (1)
3.2	Amended and Restated Bylaws of the VIA NET.WORKS, Inc. (2)
10.1*	Amended and Restated 1998 Stock Option and Restricted Stock Plan (2)
10.2*	Form of 1998 Stock Option and Restricted Stock Plan Incentive Stock Option Agreement for Executive employee (4)
10.3*	Form of 1998 Stock Option and Restricted Stock Plan Incentive Stock Option Agreement for non-executive employee (4)
10.4*	Key Employee Equity Plan, as amended (5)
10.5*	Amendment No. 2 to Key Employee Equity Plan (2)
10.6	Form of Purchase Agreement by and between VIA and its preferred stockholders (3)
10.7**	Indefeasible Right of Use Agreement in Inland Capacity (United Kingdom), dated as of June 21, 1999, by and between GT U.K. Ltd. and VIA NET.WORKS Europe Holding B.V. (5)
10.8**	Indefeasible Right of Use Agreement in Inland Capacity (United States), dated as of June 21, 1999, by and between GT Landing Corp. and VIA NET.WORKS Europe Holding B.V. (5)
10.9**	Capacity Purchase Agreement, dated as of June 21, 1999, by and between Atlantic Crossing Ltd. And VIA NET.WORKS Europe Holding B.V. (5)
10.10**	Customer Agreement for an IRU Capacity, dated as of July 21, 1999, by and between iaxis Limited and VIA NET.WORKS, Europe Holding B.V. (5)
10.11**	Software License and Support Agreement by and between Portal Software, Inc. and VIA Net Works, U.K. Limited, dated as of October 29, 1999 (5)
10.12	Distribution and Revenue Sharing Agreement, dated as of June 30, 1999, by and between Trellix Corporation and VIA NET.WORKS, Inc. (5)
10.13	Amended and Restated Stockholders Agreement by and among VIA NET.WORKS, Inc. and the additional parties named therein, dated as of April 20, 1999 (5)
10.14	Registration Rights Agreement by and among VIA NET.WORKS, Inc. and the stockholders named therein (4)
10.15	Transit Service Agreement, dated as of August 1, 1999, between Verio Inc. and VIA NET.WORKS, Inc. (5)
10.16*	Employee Letter Agreement between VIA and Antonio Tavares (4)
10.17*	Employee Confidentiality Agreement between VIA and Antonio Tavares (4)
10.18*	Retention Agreement by and between Dialdata and Antonio Tavares (4)
10.19*	Termination Agreement by and between Dialdata and Antonio Tavares (4)
10.20*	Form of Indemnification Agreement by and between VIA and its officers and directors (2)
10.21*	Compromise Agreement dated November 19, 2001 between VIA NET.WORKS, Inc. et al and Peter Shephard (6)
10.22*	Employment Separation Agreement and Mutual Release between VIA NET.WORKS, Inc. and David M. D’Ottavio (6)
10.23*	Letter Agreement dated January 18, 2002 between VIA NET.WORKS, Inc. and Karl Maier (6)
10.24*	Employment Separation Agreement and Mutual Release between VIA NET.WORKS, Inc. and Michael J. Simmons (6)

Exhibit

10.25*	Employment Separation Agreement and Mutual Release between VIA NET.WORKS, Inc. and Catherine A. Graham (6)
10.26*	Employment Agreement dated April 24, 2002 between VIA NET.WORKS, Inc. and Matt S. Nydell (7)
10.27*	Employment Agreement dated April 24, 2002 between VIA NET.WORKS, Inc. and Karl Maier (7)
10.28*	Employment Agreement dated March 28, 2002 between VIA NET.WORKS, Inc. and Ben Buttolph (8)
10.29*	Employment Agreement dated October 30, 2002 between VIA NET.WORKS, Inc. and Rhett S. Williams (8)
10.30*	Employment Agreement dated January 7, 2003 between VIA NET.WORKS, Inc. and Fraser Park (8)
10.31*	Separation and Release Agreement dated February 21, 2003 between VIA NET.WORKS, Inc. and Karl Maier (8)
10.32*	Consultant Agreement dated September 12, 2002 between VIA NET.WORKS, Inc. and Mike McTighe (8)
10.33**	Master Services Agreement between Dimension Data Network Services Limited and VIA NET.WORKS Europe Holding B.V. effective as of May 13, 2003
10.34**	Software License Agreement between Inovaware Corporation and VIA NET.WORKS, Inc. effective as of May 14, 2003 (9)
10.35**	Master Services Agreement between Accenture and VIA NET.WORKS, Inc. effective as of July 30, 2003 (10)
10.36*	Employment Agreement dated November 9, 2004 between VIA NET.WORKS, Inc. and Cameron Mackenzie (11)
10.37*	Employment agreement dated February 11, 2005 between VIA NET.WORKS, Inc. and Matt S. Nydell
10.38*	Agreement and release of claims dated April 22, 2005 between VIA NET.WORKS, Inc. and Matt S. Nydell
21.1	List of Subsidiaries
23.1	Consent of the Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)                                  Incorporated by reference to VIA’s registration statement on Form S-1, File No. 333-91615, as filed with the SEC on January 19, 2000.

(3)                                  Incorporated by reference to VIA’s registration statement on Form S-1, File No. 333-91615, as filed with the SEC on February 8, 2000.

(4)                                  Incorporated by reference to VIA’s registration statement on Form S-1, File No. 333-91615, as filed with the SEC on January 3, 2000.

(5)                                  Incorporated by reference to VIA’s registration statement on Form S-1, File No. 333-91615, as filed with the SEC on November 24, 1999.

(6)                                  Incorporated by reference to VIA’s annual report on Form 10-K for the period ended December 31, 2001.

(7)                                  Incorporated by reference to VIA’s quarterly report on Form 10-Q for the period ended June 30, 2002.

(8)                                  Incorporated by reference to VIA’s annual report on Form 10-K for the period ended December 31, 2002.

(9)                                  Incorporated by reference to VIA’s quarterly report on Form 10-Q for the period ended June 30, 2003.

(10)                            Incorporated by reference to VIA’s quarterly report on Form 10-Q for the period ended September 30, 2003.

(11)                            Incorporated by reference to VIA’s current report on Form 8-K as of date November 12, 2004.

*                                         Management or compensatory contract or plan.

**                                  Confidential treatment has been granted for portions of this exhibit.

All financial statement schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VIA NET.WORKS, Inc
Schiphol, The Netherlands

We have audited the accompanying consolidated balance sheets of VIA NET.WORKS, Inc and subsidiaries ( the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2004 have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations as well as its difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

London, England

April 25, 2005

VIA NET.WORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	December 31, 2003	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$65,803	$15,497
Restricted cash	1,391	5,100
Trade and other accounts receivable, net of allowance of $1,911 and $2,966 respectively	14,295	13,909
Other current assets	4,542	6,972

Total current assets	86,031	41,478
Property and equipment, net	12,003	13,065
Goodwill	3,111	42,466
Intangible assets, net	731	8,695
Other non-current assets	884	444
Deferred tax asset	7,928	14,305

Total assets	$110,688	$120,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,021	$16,899
VAT and other taxes payable	1,303	1,083
Current portion of capital lease obligations and long-term payables	173	9,325
Deferred revenue	13,264	15,591
Accrued expenses	7,659	24,451
Deferred tax liability	7,928	13,772
Other current liabilities	1,848	3,744

Total current liabilities	42,196	84,865
Capital lease obligations and long-term payables, less current portion	328	344
Deferred tax liability	—	2,639

Total liabilities	42,524	87,848

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.001 par value; 132,500,000 shares authorized; 61,507,694 and 62,624,777 shares issued, respectively	62	63
Additional paid-in capital	556,112	557,907
Treasury stock, 1,520,789 and 1,520,789 shares, respectively	(1,521)	(1,521)
Accumulated deficit	(452,154)	(488,880)
Accumulated other comprehensive loss	(34,335)	(34,964)

Total stockholders’ equity	68,164	32,605

Total liabilities and stockholders’ equity	$110,688	$120,453

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. Dollars, except share and per share data)

	For the years ended December 31,
	2002	2003	2004
Revenue	$42,576	$44,788	$69,684
Operating costs and expenses:
Internet services	24,261	24,370	34,451
Selling, general and administrative	47,763	43,336	64,876
Impairment and restructuring charges	1,153	8,723	12,247
Depreciation and amortization	7,526	6,179	8,169

Total operating costs and expenses	80,703	82,608	119,743

Operating loss from continuing operations	(38,127)	(37,820)	(50,059)

Interest income	2,167	1,101	506
Interest expense	(77)	(14)	(342)
Other income (expense), net	231	(323)	431
Foreign currency (losses) gains, net	13,550	16,299	5,446

Loss from continuing operations before minority interest and income taxes	(22,256)	(20,757)	(44,018)
Income tax benefit (expense)	51	(165)	300

Net loss from continuing operations	(22,205)	(20,922)	(43,718)

Discontinued operations:
(Loss) gain from discontinued operations	(22,654)	(3,822)	6,581
Gain on disposal of discontinued operations	1,906	164	411

Net loss	$(42,953)	$(24,580)	$(36,726)

Basic and diluted (loss) gain per share:
Continuing operations	$(0.37)	$(0.34)	$(0.72)
Discontinued operations	(0.34)	(0.06)	0.11

Net loss per share – basic and diluted	$(0.71)	$(0.40)	$(0.61)

Shares used in computing basic and diluted loss per share	60,147,704	61,135,959	61,001,620

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands of U.S. Dollars, except share data)

								Accumulated
								other
								comprehensive
								loss of
								businesses
							Accumulated	transferred
			Additional				Other	under	Total
	Common Stock		Paid-in	Treasury	Accumulated	Deferred	Comprehensive	contractual	Stockholders’
	Shares	Amounts	Capital	Stock	Deficit	Compensation	Loss	arrangement	Equity
Balance at January 1, 2002	60,844,900	61	557,358	(733)	(384,621)	(2,311)	(13,513)	—	156,241
Comprehensive loss:	—
Net loss	—	—	—	—	(42,953)	—	—	—	(42,953)
Businesses transferred under contractual arrangement	—	—	—	—	—	—	285	(285)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(9,235)	—	(9,235)

Total comprehensive loss	—	—	—	—	—	—	—	—	(52,188)
Amortization of deferred compensation	—	—	—	—	—	527	—	—	527
Stock option forfeitures	—	—	(1,784)	—	—	1,784	—	—	—

Balance at December 31, 2002	60,844,900	61	555,574	(733)	(427,574)	—	(22,463)	(285)	104,580
Comprehensive loss:
Net loss	—	—	—	—	(24,580)	—	—	—	(24,580)
Businesses transferred under contractual arrangement	—	—	—	—	—	—	—	285	285
Foreign currency translation adjustment	—	—	—	—	—	—	(11,872)	—	(11,872)

Total comprehensive loss	—	—	—	—	—	—	—	—	(36,167)
Purchase of treasury shares	—	—	—	(788)	—	—	—	—	(788)
Issuance of common stock for exercise of stock options	662,794	1	538	—	—	—	—	—	539

Balance at December 31, 2003	61,507,694	62	556,112	(1,521)	(452,154)	—	(34,335)	—	68,164
Comprehensive loss:
Net loss	—	—	—	—	(36,726)	—	—	—	(36,726)
Foreign currency translation adjustment	—	—	—	—	—	—	(629)	—	(629)

Total comprehensive loss	—	—	—	—	—	—	—	—	(37,355)
Issuance of common stock for exercise of stock options and acquisitions	1,117,083	1	1,795	—	—	—	—	—	1,796

Balance at December 31, 2004	62,624,777	63	557,907	(1,521)	(488,880)	—	(34,964)		32,605

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of U.S. Dollars)

	For the years ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net loss from continuing operations	$(22,205)	$(20,922)	$(43,718)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	7,526	6,179	8,169
Impairment charges	—	5,646	9,200
Employee stock compensation	527	—	—
Provision (benefit) for doubtful accounts receivable	(3,669)	1,380	938
Unrealized foreign currency transaction losses (gains)	(7,102)	(13,761)	(6,091)
Write-off of note receivable from related party	292	—	—
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	4,524	—	836
Other current assets	(999)	(1,490)	2,022
Other non-current assets	(78)	(552)	—
Accounts payable	(690)	1,117	274
VAT and other taxes payable	(81)	368	(2,481)
Accrued expenses	(3,090)	(953)	7,326
Other current liabilities	(74)	(372)	(2,710)
Deferred revenue	619	(795)	(1,547)

Net cash used in operating activities	(24,500)	(24,155)	(27,782)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(23,432)
Increase in restricted cash	(895)	(496)	(3,708)
Proceeds from the disposition of operating subsidiaries (net of cash paid)	152	(471)	7,741
Proceeds from business transferred under contractual obligations	—	460	—
Purchases of property, equipment and other assets	(1,953)	(6,044)	(7,199)
Note receivable from related party	(1,000)	—	—
Repayment of note receivable from related party	708	—	—

Net cash used in investing activities	(2,988)	(6,551)	(26,598)

Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(1,594)	(127)	(285)
Proceeds from issuance of common stock, net	—	539	369
Purchase of treasury stock	—	(788)	—

Net cash used in financing activities	(1,594)	(376)	84

Cash flows used by discontinued operations	(5,928)	(1,875)	2,859
Effect of currency exchange rate changes on cash	(5,031)	947	1,131

Net decrease in cash and cash equivalents	(40,041)	(32,010)	(50,306)
Cash and cash equivalents, beginning of period	137,854	97,813	65,803

Cash and cash equivalents, end of period	$97,813	$65,803	$15,497

Supplemental disclosure of cash flow information:
Cash paid for interest	$50	$15	$44

Income taxes paid	$305	$144	$110

Non-cash investing and financing transactions:
Non-cash relief of acquisition debt	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIA NET.WORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. Dollars, except share and per share data)

1.             Organization and Going concern

Organization and Nature of Operations:

VIA NET.WORKS, Inc. (the “Company” or “VIA”) was founded on June 13, 1997 for the purpose of acquiring existing Internet service providers around the world. The focus of the Company is to be a premier provider of managed IP solutions, including web-hosting, ecommerce, Internet security and other services, primarily to the small and mid-sized business market. In 1999, the Company amended its Certificate of Incorporation to change the Company’s name from V-I-A Internet, Inc. to VIA NET.WORKS, Inc. VIA is headquartered in Schiphol-Oost, the Netherlands and has continuing operations in Belgium, France, Germany, the Netherlands, Portugal, Spain, Italy,  Switzerland, the United Kingdom and the United States (U.S.).

Going concern:

For the year ended December 31, 2004, the Company had net losses from continuing operations of $43.7 million and cash used by continuing operations of $53.2 million. If the Company is unable to increase the revenue or scale down the costs and investment expenditures, it will continue to experience negative cash flow.

As of December 31, 2004, the Company had $15.5 million in cash and cash equivalents and $5.1 million in restricted cash.

On March 17, 2005, the Company announced that a combination of factors including unanticipated revenue shortfalls in certain of its legacy VIA companies and its new VIA Express business would leave the Company with insufficient cash reserves to continue the operations of the group parent, VIA NET.WORKS, Inc., in early April 2005, and that it was working with its advisors to obtain new financing to address the issue. The Company also noted that with the support of its advisors, the Company pursued two parallel processes to maximize its strategic alternatives and optimize the value that is inherent in the VIA businesses.  In the first of the processes, the Company engaged in discussions with a number of parties with a view to selling all or parts of its businesses. In the second of the two processes, the Company sought potential investors to provide funds sufficient to enable the Company to continue as a going concern.

On April 1, 2005, the Company announced the sale of two of its Swiss companies — VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG — to former managers and owners of the business, for a purchase price of CHF 3.5 million, or US$3.1 million.  The net proceeds of the sale provided VIA with additional liquidity to continue its discussions for refinancing and sale transactions.

On April 10, 2005, the Company entered into a letter of intent, or Letter, with Claranet Group Limited (Claranet), a privately-held European Internet services provider based in the United Kingdom, to sell all of its business operations in Europe and the United States.  The key terms of the proposed transaction, or the Claranet Sale, are as follows:

•      Claranet would acquire certain assets and liabilities pertaining to VIA’s centralized back office financial and technical support systems that are owned by the group parent company, VIA NET.WORKS, Inc., but all other assets and liabilities of VIA NET.WORKS, Inc. would not be assumed.

•                  VIA would transfer employment contracts of certain headquarters personnel who are responsible for supporting the back office and technical support systems to appropriate VIA operating companies or Claranet would offer employment to such persons.

•                  VIA would retain all other debts and liabilities of the group parent company, including but not limited to expenses relating to the headquarters office lease in Schiphol-Oost, VIA senior executives and all other headquarters staff, corporate vendors and professional advisors, and remaining payment obligations to sellers of the PSINet Europe group and the Amen group.

•      Claranet made a deposit of $3,000,000 against the purchase price in order to secure the rights to negotiate exclusively with the Company until 30 April 2005:

•                  The deposit was partially funded by the release of £1.0 million from the escrow established by Claranet in favour of VIA in connection with the purchase by Claranet in September 2004 of VIA NET.WORKS UK Limited, its legacy operations in the United Kingdom.

•                  The deposit would be forfeited by Claranet and it would pay VIA a $500,000 break fee if

•                  definitive agreements for the contemplated transactions have not been executed by the parties by April 30, 2005, or

•                  Claranet determines not to proceed with the transaction, or breaches the definitive agreements prior to the closing. .

Otherwise, approximately $1.1 million, the portion of the deposit in excess of the £1.0 million escrow, would be credited to Claranet as payment against the purchase price at closing.

•                  The deposit and interest thereon shall be returned to Claranet unless

•                  forfeited by Claranet as noted above,

•                  the deposit has been credited to Claranet at the closing, or

•                  closing of the transaction does not occur on or before 120 days after the date of execution of the definitive acquisition agreements, referred to below as the Back-Stop Date, or

•                  there is a VIA Break Trigger, which is described below.

•      If there is a VIA Break Trigger, VIA would be required to return the $3 million deposit and pay Claranet a $500,000 break fee plus professional fees up to a maximum $250,000.  A VIA Break Trigger includes any of the following events:

•                  VIA’s Board of Directors determines not to enter into the Claranet Sale transaction or accepts a competing offer

•                  VIA enters into a legal binding agreement for a competing proposal

•                  the Board of Directors does not recommend the Claranet Sale transaction to VIA’s shareholders

•                  VIA’s shareholders fail to approve the Claranet Sale transaction before the Back Stop Date

•                  the Board of Directors fail to act in good faith in respect of the negotiations toward definitive agreements, or

•                  there is a material adverse change in VIA’s business between the date of the Letter and the targeted date for signing of a definitive purchase agreement.  A material adverse change includes, among other things, a material change in cash flow projections, litigation and other claims against the Company, and significant incidents of non-renewal or cancellation of customer contracts.

•      The proposed transaction would be subject to approval by the Company’s shareholders; a proxy statement would be distributed as soon as possible after signing of definitive agreements and review by the Securities and Exchange Commission.

•      For the period between the signing of the definitive purchase agreement and closing of the transaction, Claranet would provide an interim working capital facility of up to $6 million bearing interest at 8.0% per annum.

•                  VIA will pay a $400,000 arrangement fee for the facility, which would be waived at Closing, assuming the parties complete the transactions.

•                  The facility would be secured by pledges by VIA of shares in certain of its European subsidiaries.

•                  The purchase price would be reduced by the amount that VIA drew down on this facility.

The Company is in the process of negotiating definitive purchase, interim working capital financing and other agreements pertaining to the proposed Claranet Sale, with a view towards execution of the agreements by April 30, 2005.  The definitive agreements would be subject to various conditions to completion, including absence of material adverse change in VIA’s business. There can be no assurance that VIA will be successful in negotiating the definitive agreements or achieving completion of the proposed transaction. If the agreements are successfully concluded, the Company expects to convene a meeting of our shareholders within the next two or three months to consider the Claranet Sale for approval. If the Company receives approval from its shareholders, it would seek to close the transaction shortly after the shareholder’s meeting and use the net proceeds to pay off the remaining liabilities of the Company and shut down our corporate headquarters and terminate the remaining employees.  Remaining funds would then be distributed to the Company’s shareholders. The Company is currently preparing an analysis of the potential return or range of returns to its shareholders if the Claranet Sale is closed on the terms described in the Letter.  The analysis will be released and published in the proxy statement to the Company’s shareholders describing in detail the proposed transaction as well as the potential return or range of returns.

The Company has pursued two separate but parallel tracks to address its announced liquidity issue: a search for new financing through an equity or debt placement and the sale of all or part of its businesses.  Both tracks were progressed simultaneously.  While the Company received interest from third parties to provide debt/equity investments in the Company, VIA’s Board of Directors concluded that the terms on which the investments were proposed would not be as advantageous to the shareholders of the Company as the terms of the Claranet Sale offer.  If the Claranet Sale is not consummated, there can be no assurance that the Company can obtain an alternative solution to VIA’s liquidity issues.  In that event, and unless the Company could find such an alternative solution, VIA, would have insufficient funds to continue to operate the Company as a going concern.

The Claranet Sale transaction is at an early stage.  Only a letter of intent  has been executed by the parties. Claranet has provided a $3 million deposit against the purchase price if it withdraws from the transaction.  However, under the terms of the Letter, Claranet may withdraw from the transaction and receive a refund of its deposit of $3 million if, among other things, there is a material adverse change in VIA’s business between the date of the Letter and the targeted date for signing of a definitive purchase agreement.  Under the terms the of the Letter, a material adverse change includes, among other things, a material change in cash flow projections, litigation and other claims against the Company, and significant incidents of non-renewal or cancellation of customer contracts. If any one of these events occurs, Claranet may withdraw from the transaction and the Company would be required to pay its costs and a break fee.  The Company may not be able to control the circumstances that could lead to any one of these material adverse changes, and if any one of them should occur, and Claranet decides to withdraw, its ability to provide a return to its shareholders may be severely impacted.

The Claranet Sale is conditioned on receiving the approval of the Company’s shareholders.  If the Company reach agreement on definitive purchase and finance agreements, VIA will solicit votes from its shareholders through a proxy statement that will describe the circumstances and rationale for the Claranet Sale.  If, for whatever reason, the Company’s shareholders were to reject the transaction, there can be no assurances that VIA will be able to find an alternative solution to its liquidity issue and in that event, would have insufficient funds to continue to operate the Company as a going concern.

2.             Significant Accounting Policies:

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. As of December 31, 2003 and 2004, the company owned 100% of all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars or Euros. Restricted cash of $1.4 million at December 31, 2003 represents amounts held on deposit with banking institutions as security for operating leases. Restricted cash of $5.1 million as at December 31, 2004 represents amounts held on deposit with banking institutions as security for operating leases, leased properties, key telecom suppliers and a bank guarantee for earn-out payments to the former shareholders of Amen.

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

Impairment or Disposal of Long-lived Assets:

Long-lived assets include acquired intangible (principally customer lists and trade names) and tangible assets. On a quarterly basis, management reviews the carrying value of the investment in its operations to determine if an event has occurred, with respect to any operation, which could result in an impairment of long-lived assets. In its review, management considers the following:

•                                          market and competitive factors, including trends within the telecommunications industry broadly and the market for Internet access specifically, as well as general economic trends;

•                                          operating and financial trends, including significant underperformance relative to expected historical or projected operating results; and,

•                                          business outlook for each operation, including changes in the expected revenues and cash flows for each of our operations, changes in our customers and the services that they require and our Strategic Plans for each operation.

The carrying amounts of long-lived assets are reviewed if facts or changes in circumstances suggest that they may be impaired. If this review indicates the carrying amounts of long-lived assets will not be recoverable, as determined based on estimated undiscounted future cash flows of the assets, the carrying amounts are reduced to their estimated fair value. The asset groups and lowest level of cash flows are based on geographic operations. The Company recorded impairment charges of nil, $0.1 million and  $1.9 million in the years ended December 31, 2002, 2003, and 2004, respectively.

Long-lived assets are classified as held-for-sale when certain criteria are met, which include: management commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount and fair value less cost to sell. Fair value is determined using the amount at which the reporting unit as a whole could be bought or sold in a current transaction between willing buyers, or the anticipated cash flows discounted at a rate commensurate with the risk involved.

The Company classifies an asset or asset group that will be disposed of other than by sale as held and used until the disposal transaction occurs. The asset or asset group continues to be depreciated based on revisions to its estimated useful life until the date of disposal or abandonment.

Goodwill:

The Company has recorded goodwill related to its acquisitions. As at December 31, 2004, $42.5 million of goodwill are recorded within the scope of Statement of Financial Accounting Standards (“SFAS”) 142. Goodwill and Other Intangible Assets.

The Company reviews goodwill to assess recoverability on an annual basis or when changes in circumstances at each operation warrant a review. The Company elected December 31 as its annual goodwill impairment review date for all reporting units. In accordance with SFAS 142, if the carrying amount of the reporting unit exceeds its estimated fair value, its associated goodwill is written down to its implied fair value using a hypothetical purchase price allocation. Any impairment loss is recorded in the consolidated statement of operations. Measurement of the fair value of a asset group is based on a discounted future cash flows model derived from the Company’s Strategic Plan or the amount at which the asset group as a whole could be bought or sold in a current transaction between willing buyers.

During the years ended December 31, 2002, 2003 and 2004, the Company recorded goodwill impairment charges of nil, $5.5 million and $7.3 million, respectively.

Business combinations

The Company accounts for acquisitions under SFAS 141, Business Combinations. The acquisition date is determined by the date on which transfer of effective control has taken place.  In general, it is the date the Company has assumed all economic consequences of ownership (the date that assets are received and consideration is given) and has the authority to make unilateral decisions regarding the conduct of the acquired company.  The total purchase price consists of the direct costs incurred by the Company in connection with the transaction and the purchase consideration.  Any excess of purchase price (total acquisition cost) over the net assets acquired is recorded as goodwill.

Where a purchase agreement contains additional contingent consideration based on future earnings or contingent consideration based on security prices, the contingent consideration is recorded when the contingency is resolved and the consideration is issued or becomes issuable.

The allocation period is the period that is required to identify and quantify the assets acquired and the liabilities assumed.

Although the time required will vary with circumstances, the “allocation period” usually does not exceed one year from the date of acquisition.  In most cases, the Company may not be able to obtain some of the data required to complete the allocation of the purchase price for inclusion in its next external financial reporting period. As such, a tentative allocation is made using the values that have been determined and preliminary estimates of the values that have not yet been determined. See Note 4 these consolidated financial statements for further information.

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

	Stock Options	Stock Warrants

December 31, 2002	7,329,574	100,000
December 31, 2003	7,668,435	—
December 31, 2004	7,444,133	—

There is no difference between basic and diluted loss per share for each of the periods presented.

Other Comprehensive Loss:

Comprehensive loss consists of net loss and foreign currency translation adjustments as presented in the consolidated statements of stockholders’ equity. No tax is provided on the foreign currency translations adjustment.  Foreign currency translation adjustments are reclassified into the statement of operations when the underlying investment is sold or substantially liquidated.

Recognition of revenue:

The Company derives its revenue from the sale of Internet-related goods and services, specifically sale of third party hardware and software and Internet connectivity services; other Internet value-added services, such as hosting, security and IP VPN; and voice services.

The Company applies the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue from the sale of Internet goods and services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. At the time of the transaction, the Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not perform credit checks on potential customers before providing services. If the Company determines that collection of a fee is not reasonably assured, the revenue is recognized upon the receipt of cash, provided other revenue recognition criteria have been satisfied.

The Company’s practices regarding the evidence of an arrangement vary from country to country. Generally, for sales, other than those completed over the Internet, the Company uses either a purchase order or a customer agreement as evidence of an arrangement. For sales over the Internet, the Company generally uses a credit card authorization as evidence of an arrangement.

Service revenue

The Company’s Internet connectivity services, other Internet value-added services, and voice revenue are recognized as it is earned over the customer relationship period. When the Company’s services are bundled in a customer arrangement, then the related fee is allocated to the multiple elements of the arrangement based on objective evidence of fair value. Revenue from installation, training and consulting is recognized as the related services are rendered, although such amounts have not been material. The typical service period for connectivity services is from one to two years.

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

Product revenue

In general, revenue from hardware sales is recognized gross upon delivery or installation of the products, depending on the terms of the arrangement, provided other revenue recognition criteria have been satisfied.

In accordance with EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”, revenue from hardware and third-party software sales is recognized gross upon delivery or installation of the products, depending on the terms of the arrangement, provided other revenue recognition criteria have been satisfied. The Company’s hardware and software sales are arrangements negotiated and agreed upon directly with its customers. The Company does not act as an agent or a broker for its vendors nor does it receive compensation, commissions or fees from its vendors. The Company also maintains the freedom and discretion in selecting the appropriate vendor to support its various hardware and software arrangements.

Advertising Costs:

Costs related to advertising and service promotion are charged to operating expense as incurred. Advertising expense was $0.4 million, $0.3 million and $1.7 million for the years ended December 31, 2002, 2003 and 2004, respectively.

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

Stock-Based Compensation:

SFAS 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company recognized an expense of $0.5 million, nil and nil for the years ended December 31, 2002, 2003 and 2004, respectively.

The Company has adopted the “disclosure only” alternative described in SFAS 123, which requires pro forma disclosures of net loss and loss per share as if the fair value method of accounting has been applied. SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure of Amendment of FASB Statement No. 123,” amends the disclosure requirements of SFAS 123, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the Years Ended December 31,
In thousands of U.S. dollars	2002	2003	2004

Net loss (as reported)	$(42,953)	$(24,580)	(36,726)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(5,713)	(2,383)	(2,265)
Add back: Total stock-based employee compensation expense determined under APB 25	527	—	—

Pro forma net loss	$(48,139)	$(26,963)	(38,991)

Net loss per share (as reported)	$(0.71)	$(0.40)	$(0.61)
Net loss per share (pro forma)	$(0.80)	$(0.44)	$(0.64)

See Note 11 for further details on the number of options granted and the assumptions used to estimate the fair value of options granted.

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

The financial statements of the Company’s international subsidiaries are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at year-end exchange rates while revenue and expenses are translated at the average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders’ equity. No tax is provided on this foreign currency translation adjustment.

Defined Contribution Plan

The Company contributes to personal defined contribution plans of employees in certain of its operations. Company contributions to the defined contribution plans totaled $0.3 million and $0.6 million for the years ended December 31, 2003 and 2004 respectively, and were charged to the consolidated statements of operation as they became payable.

Fair Value of Financial Instruments:

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of debt and capital lease obligations approximate their fair value.

Segment Reporting:

The Company discloses its segments using the “management” approach in accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.” The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company’s operating segments.

In prior reporting periods, the Company’s internal management reporting structure was based on country operations and therefore had provided segment information based on geographic regions.

Within the last quarter of 2004, management reevaluated and amended its internal reporting structure and therefore changed its reportable segments and grouped all of the VIA legacy operating companies and the newly acquired PSINet operating companies into one operating segment — “Solutions”, except for the US operations which is reported as an operating segment — “Express”. The Company grouped all of the Amen operating companies into one operating — “Amen”. The Company and its Chief Operating Decision Maker (“CODM”) evaluates the performance of its segments based on revenue and Adjusted EBITDA. The Company’s CODM have been the Chief Executive Officer and the Chief Financial Officer throughout the year. Corporate expenses, which also include the regional companies holding Indefeasible Rights of Use (“IRU’s), are shown to reconcile to the total consolidated figures. Prior period amounts have been reclassified to conform to the current period presentation.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation. Reclassifications have been made to prior year amounts to account for discontinued operations.

Recent Issued Accounting Pronouncements Not Yet Adopted:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion 29” (“SFAS 153”), which amends Accounting Principles Board Opinion 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payments” or SFAS 123R. This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” to stock compensation awards issued to employees. Rather, SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award—the requisite service period (usually the vesting period). SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  SFAS 123R is effective fiscal year beginning after June 15, 2005. The company has not yet quantified the effect of the future adoption of SFAS 123R on a going forward basis.

3.             Discontinued Operations

The Company sold its operations in Brazil and Mexico in the year ended December 31, 2002, but because of the method by which these transactions were structured, these operations were not treated as discontinued operations in 2002 but rather classified as businesses transferred under contractual agreements. The Company has eliminated all continuing involvement in these operations in the year ended December 31, 2003 and they are accounted for as discontinued operations for all periods presented. In September 24, 2004, VIA sold its operations in the United Kingdom.

As each of the Italian, Brazilian, Mexican and United Kingdom operations represented a component of an entity as defined by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified each operation as a discontinued operation for all periods presented. Revenues related to discontinued operations were approximately $34,5 million, $24.5 million and $16.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. The loss from discontinued operations was ($22.7) million, ($3.8) million and a gain of $6.6 million for the year ended December 31, 2002, 2003 and 2004, respectively.

VIA NET.WORKS Brazil S.A.

In May 2002, VIA closed a transaction for the sale of its Brazilian operation, VIA NET.WORKS Brazil S.A. (“VIA Brazil”), to the then-current management team for $0.4 million, of which $30,000 was paid in cash at closing and the balance by delivery of a promissory note payable over 18 months. The note was secured by a pledge of 93% of the outstanding shares in VIA Brazil, subject to reduction on a pro-rata basis for payments made under the note. The collateralization of the outstanding shares permitted VIA to reacquire, at its option, a controlling interest in VIA Brazil if the purchasers defaulted on the obligations under the promissory note.

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

In September 2003, in recognition of the continuing economic difficulties of the Mexican operation, VIA agreed to settle the outstanding amounts owing under the convertible credit agreement for an accelerated cash payment by the buyers in the amount of $0.4 million. In exchange for the accelerated payment, VIA agreed to release and waive the buyers and VIA Mexico from their obligations under the convertible credit agreement. VIA has received the entire settlement amount except for $40,000, which is expected to be received during the remainder of 2005.

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

VIA NET.WORKS Italia

In July 2003, VIA sold its Italian operation, VIA NET.WORKS Italia, which has been included in the European segment. The Italian operation was sold for nominal consideration. As part of the transaction, VIA provided cash funding in the form of a loan to the buyers of Euro 0.4 million ($0.5 million), which was waived at closing. VIA also assumed certain real estate lease obligations of the Italian operation, for which the total potential liability is Euro 0.3 million ($0.3 million). In connection with the sale, both parties waived all outstanding intercompany debt existing at the date of sale. VIA recognized a $0.3 million loss in the statement of operations in the year ended December 31, 2003.

VIA NET.WORKS UK Ltd.

As a part of our corporate development strategy, we continuously evaluate our operating units to ensure their ongoing fit to our operating and financial strategy. We are committed to acting upon these evaluations in a meaningful and expeditious manner. Based on the analysis of our operations during the year ended December 31, 2004, we engaged in the sale of VIA NET.WORKS UK Ltd.

On September 24, 2004, VIA sold 100% of the shares of VIA NET.WORKS UK Ltd. to Claranet Limited, a UK-based Internet services provider. Claranet agreed to pay total consideration for the shares of VIA NET.WORKS UK Ltd. in the aggregate amount of GBP 7.3 million ($13.1 million), subject to certain working capital and other adjustments. The Company received GBP 5.3 million in cash ($9.4 million) on completion. The GBP 2.0 million ($3,6 million) balance is payable, subject to the working capital and other adjustments, as follows: GBP 1.0 million ($1.8 million) in cash six months after completion and GBP 1.0 million ($1.8 million) in cash one year after completion.

During the year ended December 31, 2004, the Company recorded a gain on the sale of VIA NET.WORKS UK Ltd. of $0.4 million, which is disclosed in the result from discontinued operations. VIA NET.WORKS UK Ltd. results would have been reported in our Solutions segment.

On March 21, 2005, the Company agreed with Claranet a sum of GBP 0.7 million ($1.3 million) plus accrued interest to be paid to the Company as a part of the first six month escrow release, representing the GBP 1.0 million ($1.8 million) escrow funds less a working capital adjustment and resolution on two warranty claims. The remaining consideration of GBP 1.0 million ($1.8 million) would have been released, subject to warranty claims of Claranet against the Company, at the end of September 2005.  The consideration received on March 21, 2005 will be recognized as result of discontinued operations in the year ending December 31, 2005.  See Note 1 Going Concern for further discussion of the remaining escrow funds.

SURF TRADE COMPANIES

During the year ended December 31, 2004, Surf Trade Brazil, Surf Trade Portugal and VIA NET.WORKS Holdings Cayman were liquidated.  The results on liquidation which have been recorded during the year ended December 31, 2004 are a gain of $1.9 million, $0.3 and $0.2 million for Surf Trade Brazil, Surf Trade Portugal and VIA NET.WORKS Holdings Cayman respectively, which are disclosed in the result from discontinued operations. Surf Trade Brazil, Surf Trade Portugal and VIA NET.WORKS Holdings Cayman results would have been reported in the Corporate Entity.

The Company has not included within discontinued operations any of the operations sold, or being marketed as described within Note 1 to these consolidated financial statements. The Company made the determination to sell these operations subsequent to December 31, 2004, and therefore has not met the criteria for discontinued operations disclosure as set out within SFAS 144.

The comparative balance sheet as at December 31, 2003 has not been reclassified to show separately amounts related to discontinued operations.

4.             Impairment and Restructuring Charges

Impairment charges:

In thousands of U.S. dollars	2002	2003	2004

Fixed assets and intangible assets	$—	$131	$1,894
Goodwill	—	5,515	7,306

Total impairment charges	$—	$5,646	$9,200

2003

At December 31, 2003, upon completion of its annual review, the Company impaired $4.5 million of the goodwill related to its Solutions segment and $1.0 million of the goodwill related to its Express segment. The triggering event for the impairment was the underperformance of these businesses compared to forecast and subsequent revisions to future revenue and cost estimates following the completion of the business forecast. The fair value calculated as of December 31, 2003 was based on a discounted cash flow model with appropriate market and business risk factored in. The discounted cash flow model for each reporting unit was based on the three year model ending December 31, 2006, and constant annual growth rates thereafter. As a part of the process of creating the three-year model, the Company’s management was required to make estimates and assumptions that affect the amounts of future revenues, costs and cash flows. In addition, the use of a discounted cash flow model requires management to make estimates and assumptions about the discount factor, timing of cash flows, terminal values and future growth rates. Changes to any of these assumptions can have a material impact on the discounted cash flows and the outcome of the impairment review. The assumptions made in calculating the impairment charges represent management’s best estimates based on currently available information

During the year ended December 31, 2003, the Company recorded a fixed asset impairment charge of $0.1 million for fixed asset fixtures and fittings that were written down to net realizable value as a result of the closure of the Reston office in March 2003.

2004

At December 31, 2004, upon completion of an impairment analysis,  in accordance with SFAS 144, the Company recorded an intangible fixed asset impairment charge of $0.1 million and a tangible fixed asset impairment charge of $1.8 million, mainly related to the Solutions segment.  The fair value of the asset groups, calculated as of December 31, 2004, was based on a discounted cash flow model with appropriate market and business risk factored in for the period up until June 30, 2005, the expected date of completion for the the Claranet Sale, the expected sales proceeds of $27.0 million as agreed in the letter of intent with Claranet and the forecasted working capital requirement at June 30, 2005.

The triggering event for the impairment was a combination of factors including unanticipated revenue shortfalls in certain of our legacy VIA companies and our new Express business in the quarter ended December 31, 2004, which left the Company with insufficient cash reserves to continue the operations, and resulted in the signing of the letter of intent on April 11, 2005 to sell the businesses of VIA NET.WORKS to Claranet.

In addition, at December 31, 2004, upon completion of its annual review in accordance with SFAS 142, the Company impaired $4.3 million of the goodwill related to its Industry Solutions segment and $3.0 million of the goodwill related to its Amen segment.

The fair value of the reporting units calculated as of December 31, 2004 was based on a discounted cash flow model with appropriate market and business risk factored in for the period until June 30, 2005, the expected date of completion of the transaction with Claranet, in addition to the expected sale proceeds of $27.0 million to be received as agreed in the letter of intent with Claranet and the forecasted working capital requirements at June 30, 2005. For further details of the proposed transaction, see Note 1.

As a part of the process of creating the discounted cash flow model, the Company’s management was required to make estimates and assumptions that affect the amounts of future revenues, costs and cash flows. In addition, the use of a discounted cash flow model requires management to make estimates and assumptions about the discount factor, timing of cash flows, terminal values and future growth rates. Changes to any of these assumptions can have a material impact on the discounted cash flows and the outcome of the impairment review. The assumptions made in calculating the impairment charges represent management’s best estimates based on currently available information.

Management has based their assessment of fair value on the expected sale proceeds of the business of $27.0 million and the forecasted working capital requirements at the expected date of completion of the transaction. There is a risk that this sale will not be completed. Also, the expected final sales consideration is based in part on the amount of working capital used by VIA over the period prior to completion, and the actual working capital used may differ significantly from what was forecasted. If one or more of these risks materialize, the outcome of the impairment review may materially differ from the current calculation.

Restructuring charges:

In thousands of U.S. dollars	Balance at December 31, 2002	Additions	Reserves utilized	Foreign exchange	Balance at December 31, 2003

Employee termination payments	415	1,836	(2,024)	16	243
Future operating lease obligations	456	187	(369)	2	276
Other	—	1,054	(933)	—	121

Total	$871	$3,077	$(3,326)	$18	$640

In thousands of U.S. dollars	Balance at December 31, 2003	Additions	Reserves utilized	Foreign exchange	Balance at December 31, 2004

Employee termination payments	243	1,699	(1,652)	70	360
Future operating lease obligations	276	92	(214)	10	164
Other	121	1,256	(909)	16	484

Total	$640	$3,047	$(2,775)	$96	$1008

2003

During the year ended December 31, 2003, the Company recorded restructuring charges related to the implementation of its strategic plan of $3.1 million. The restructuring charge for the year ended December 31, 2003 related to severance payments at five of its operations, at its US operation and at the corporate headquarters; the cost of vacant office space and transition implementation costs for back-office and administrative outsourcing initiatives.

Headcount for sales, information technology, marketing, finance and other various administrative roles has been reduced as part of the Company’s strategic plan. The employee termination costs of $1.8 million relate to the severance and benefits for thirty nine employees at five European operations, four employees at its US operation and seven employees at the corporate headquarters. The employee termination costs accrual of $0.2 million carried forward at December 31, 2003 comprised $0.1 million in respect of three European operations and $0.1 million at the corporate headquarters. These amounts, which relate to 16 employees, have been paid in the period ended June 30, 2004.

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

The Other charges of $1.1 million related to the implementation costs for back-office and administrative outsourcing initiatives at the corporate headquarters. The remainder of the costs have been paid in the quarter ended March 31, 2004.

2004

During the year ended December 31, 2004, the Company recorded restructuring charges of $3.0 million. The restructuring charge for the year ended December 31, 2004 related to severance payments at the corporate headquarters and at six of the Company’s

European operations, costs associated with integrating the PSINet Europe operations recently acquired, transition implementation costs for back-office and administrative outsourcing activities and charges for future lease obligations at the German operation and the Reston office.

The employee termination costs of $1.7 million for the year ended December 31, 2004 relate to twelve employees at the corporate headquarters and sixty five employees at our European operations, most notably thirty-four in Germany, thirteen in Spain and eight in France. Cash payments for severance and benefits of $1.7 million were made in 2004 by our European operations ($1.1 million) and Corporate ($0.6 million). The remaining accrual of $0.4 million at December 31, 2004 relates to seventeen employees at the European operations and one employee at the corporate headquarters. It is not anticipated that any of these terminations will adversely impact the Company’s ability to generate revenue.

The accrual for future operating lease obligations, relating to the Reston office, has been drawn down by the monthly payments on the office lease, which continues through February 2005, less the income from a sublease of the space. During the year ended December 31, 2004, an additional accrual of $0.1 million has been made for future lease obligations in the German operation.

 Other charges incurred in the year ended December 31, 2004  relate to the implementation costs for back-office and administrative outsourcing initiatives. In addition, other charges include $0.5 million for the year ended December 31, 2004 relating to costs associated with integrating the PSINet Europe operations recently acquired (see Note 5) and related system migration costs. Restructuring charges of $0.2 million, booked in the year ended December 31, 2004 relate to the termination of a reseller agreement in the French operation.  Certain of the actions VIA might take as part of its strategic plan may lead to additional impairment or restructuring charges in future periods and such amounts may be material.

5.             Acquisitions of Certain Businesses

PSINet Entities:

On August 20, 2004, VIA acquired 100% of the issued and outstanding shares of the PSINet Europe B.V. operations in Belgium, France, Germany, the Netherlands and Switzerland. The Company acquired PSINet Europe to increase its revenue streams generated from hosting services and to support the development of our Industry Solutions channel. These operations provide managed hosting, managed networks and monitored access services to 3,700 customers in mainland Europe. The Company paid total consideration for the shares and inter-company debt of the PSINet Europe companies as follows: Euro 10.0 million in cash (approximately $12.3 million) at closing; Euro 1.0 million (approximately $1.4 million) in January 2005 after the resolution of the adjustments for the deficit in the agreed working capital balance. The total acquisition costs spent are $2.2 million; The Company additionally has a undiscounted liability of Euro 6.0 million (approximately $8.2 million) in cash or, at the option of the sellers, 4.5 million shares of VIA common stock, 15 months after closing, subject to any final adjustments for warranty claims, if any. The payments in January 2005 to the former shareholders in relation to the finalization of the working capital balance at acquisition resulted in a corresponding increase in the amount of goodwill recognized in the year ended December 31, 2004. The Company is in discussions with the holders of the note to pay a lesser amount in cash and a portion in common stock of the Company.

The purchase price allocation is as follows:

In thousands of U.S. dollars
Current assets	9,373
Property, plant and equipment	3,281
Intangible assets	4,309
Goodwill (Solutions segment)	31,648
Total assets acquired	48,611
Current liabilities	(25,743)
Purchase consideration, including acquisition costs	$22,868

At acquisition, the Company identified intangible assets regarding customer lists and a tradename and allocated part of the consideration paid to value these intangible assets. The Company engaged a third party expert to identify and value the intangible assets with the purpose to allocate the fair value of the purchase price to the appropriate asset classes.

The customer lists have been valued using the excess earnings method, which examines the economic returns contributed by the identified tangible and intangible assets of the acquired company, then isolating the excess return which is attributable to the customer lists being valued. The tradename has been valued using the royalty savings method. Under this method, the value of the tradename is a function of the projected revenues attributable to the products utilizing those assets, the royalty rate that would hypothetically be charged by a licensor of the trademark to a licensee, and an appropriate discount rate to reflect the inherent risk of the projected cash flows.

The customer lists and the tradename “PSINet Europe”, are being amortized over 5 and 10 years respectively. The results of the PSINet Europe companies have been included from August 20, 2004, the acquisition date. The Company recorded $0.2 million of amortization on these acquired intangible fixed assets in the year ended December 31, 2004.  The allocation of purchase consideration is preliminary and may change once the Company completes its valuation of the assets and liabilities acquired. The Company is still working through the integration of PSINet, and may record additional amounts to adjust the purchase price allocation in future periods.

The following unaudited pro forma results of operations of the PSINet operations acquired are presented assuming the acquisition had been completed on January 1, 2003:

	For the year ended December 31, 2003	For the year ended December 31, 2004
Revenue	$43,853	$41,826
Net loss from continuing operations	(13,313)	(6,731)
Basic and diluted loss per share, from continuing operations	$(0.22)	$(0.11)

The unaudited pro forma amounts are not necessarily indicative of the results that would have been achieved if the acquisition had been consummated on January 1, 2003, nor are the results indicative of VIA’s expected future results.

Amen:

In January 2004, the Company purchased 100% of the issued and outstanding shares of Amen SAS, Amen Srl and Amen Limited (collectively “Amen”), a European web-hosting company based in Paris, France. Amen has operations in France, the United Kingdom, Spain and Italy. The Company acquired Amen to strengthen its operations and benefit from Amen’s operating platform and service offerings. The Company paid $7.5 million in cash and issued 673,652 shares of its common stock, which had a market value of $2 per share on the date of acquisition having a total value of approximately $1.3 million for Amen common stock. The total acquisition costs spent are $1.2 million. Based on the earn-out arrangement with the former shareholders, the Company has recorded a liability to the former shareholders of $1.3 million in cash and $0.6 million in shares of the Company’s common stock, as of December 31, 2004. The purchase consideration calculated below includes the additional consideration, which is currently determinable. If any further amounts are paid to the former shareholders, this will result in a corresponding increase in the amount of goodwill recognized.

The purchase price allocation is as follows:

In thousands of U.S. dollars
Current assets	$3,310
Propert, plant and equipment	1,059
Intangible assets	3,968
Goodwill (Amen segment)	13,299
Total assets acquired	21,636
Current liabilities	(9,823)
Purchase consideration, including acquisition costs	$11,813

At acquisition, the Company identified intangible assets regarding customer lists, a tradename and software and allocated part of the consideration paid to value these intangible assets. The software relates to an internally developed fully-automated and scaleable end-to-end operating platform which automates the sales, payment, domain name and hosting packages account set-up process. The Company engaged a third party expert to identify and value the intangible assets with the purpose to allocate the fair value of the purchase price to the appropriate asset classes.

The customer lists have been valued using the average outcomes of the income approach, the market approach and the cost approach. Under the market approach, the fair value of an asset reflects the price at which comparable assets can be purchased under similar circumstances. The income approach is predicated upon the value of the future cash flows that an asset will generate over its remaining useful life. The cost approach determines the value of an asset as an estimate of the current cost to purchase or replace the asset. The trade name has been valued using the royalty savings method. Under this method, the value of the trade name is a function of the projected revenues attributable to the products utilizing those assets, the royalty rate that would hypothetically be charged by a licensor of the trademark to a licensee, and an appropriate discount rate to reflect the inherent risk of the projected cash flows. The software has been valued using the cost approach.

The intangible assets are being amortized over 3-10 years. The Company recorded $0.7 million of amortization on these acquired intangible fixed assets in the year ended December 31, 2004. The results of Amen have been included from January 28, 2004, the acquisition date. The allocation of purchase consideration was amended throughout the year ended December 31, 2004.

The actual results of operations for the year ended December 31, 2004 did not differ materially from the pro forma results of operations computed under the assumption that the acquisition was consummated effective January 1, 2004.

6.             Accounts Receivable, net

Trade receivables are stated net of allowance for doubtful accounts of $1.9 million and $3.0 million as at December 31, 2003 and 2004.

In thousands of U.S. dollars	December 31, 2003	December 31, 2004

Trade receivables, net	$10,690	$11,412
Other receivables	3,605	2,497

As at December 31	$14,295	$13,909

Other receivables relate to VAT receivable and the recovery of certain previously paid legal invoices.

Further analysis of the allowance for doubtful accounts is presented below.

In thousands of U.S. dollars	2002	2003	2004

Allowance for doubtful accounts:
As at January 1	$3,623	$4,529	$1,911
Foreign exchange adjustment	(165)	688	301
Bad debt expenses	8,029	289	1,026
Write off of bad debts	(3,094)	(3,005)	(778)
Other movements(1)	—	(590)	506

As at December 31	$8,393	$1,911	$2,966

(1)                                  Amounts represent the write off of uncollectible accounts receivable balances and the balance of operations acquired or sold during the year ended December 31, 2003 and 2004.

7.             Property and Equipment, net

Property and equipment consisted of the following:

	December 31,
In thousands of U.S. dollars	2003	2004

Hardware and other equipment	$16,393	$19,586
Network and data center assets	11,914	8,330
Software	14,471	17,237
Furniture and fixtures	1,105	1,186

	43,883	46,339
Accumulated depreciation and amortization	(31,880)	(33,274)

Property and equipment, net	$12,003	$13,065

Total depreciation expense was $9.8 million, $8.0 million and $6.7 million in 2002, 2003 and 2004, respectively. As of December 31, 2003 and 2004, the Company held $9.8 million and $6.6 million of capitalized network infrastructure under capital lease/IRU arrangements. The related accumulated depreciation was $7.9 million and $5.5 million. As of December 31, 2003 and 2004, the Company held $14.5 million and $17.8 million of capitalized internal use software with related accumulated depreciation of $10.1 million and $12.8 million.

The Company recorded an asset impairment charge of $1.8 million and  $0.1 million for the year ended December 31, 2004 and the year ended December 31, 2003 respectively. The table above shows the balances net after the effect of the impairment charges. The fixed asset impairment charge related to Hardware and other equipment. (See Note 4 for further information.)

8.             Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2002 and 2003 are as follows:

In thousands of U.S. dollars	Total	Solutions	Amen	Express

Balance as of December 31, 2002	$9,189	$7,027	—	$2,162
Impairment charges related to continuing operations	(5,515)	(4,499)	—	(1,016)
Impairment charges related to discontinued operations	(1,752)	(1,752)	—	—
Foreign exchange adjustment	1,189	1,189	—	—

Balance as of December 31, 2003	$3,111	$1,965	—	$1,146

Acquisitions	44,947	31,648	13,299	—
Impairment charges related to continuing operations	(7,306)	(4,252)	(3,054)	—
Disposal of goodwill related to discontinued operations	(1,965)	(1,965)	—	—
Foreign exchange adjustment	3,679	3,434	245	—

Balance as of December 31, 2004	$42,466	$30,830	$10,490	$1,146

Impairments are discussed in greater detail within Note 4 of these consolidated financial statements.

9.             Intangible Assets, net

The Company’s intangible assets, consisting of acquired customer lists, are as follows:

In thousands of U.S. dollars	December 31, 2003	December 31, 2004

Customer lists	$794	$5,343
Software	—	2,183
Tradename	—	1,062
Accumulated amortization	(63)	(652)

Intangible assets, net	$731	$8,695

The amortization expense for the years ended December 31, 2002, 2003 and 2004 was $1.3 million, $0.1 million and $1.4 million respectively.

At the end of September 2003, the Swiss subsidiary acquired a customer list from a Swiss web-design and hosting company for the amount of $0.8 million. The acquisition cost is amortized over three years.

See Note 5 of these consolidated financial statements for intangible asset additions from the acquisition of Amen and the PSINet Europe companies. The Company amortizes customer lists, software and trade names over three to seven years, five years and ten years respectively.

The amortization charge for the next five years is as follows:

In thousands of U.S. dollars

2005	$2,214
2006	2,144
2007	1,376
2008	1,325
2009	666
Thereafter	474
Total	$8,199

10.          Capital Lease Obligations, Long-Term Payables and Notes Payable

Capital lease obligations, long-term payables and notes payable consisted of the following:

	December 31,
In thousands of U.S. dollars	2003	2004

Capital lease obligations at interest rates ranging from 7.8% to 8.0%, due monthly	$—	$226
Long-term payables	501	1,626
Notes payable	—	7,817

	501	9,669
Less current portion	(173)	(9,325)

Long-term portion	$328	$344

The scheduled maturities of amounts payable outstanding at December 31, 2004 are summarized as follows:

2005	$9,694
2006	277
2007	67
$10,038
Less: interest	(369)
9,669

In connection with the acquisition of the PSINet Europe companies (see Note 4), in August 2004 the Company issued an unsecured zero coupon convertible note. The note is due in November 2005 and is convertible into 4.5 million of VIA common stock at the option of the holder. The face value of the note is Euro 6 million (approximately $8.2 million), subject to any final adjustments for warranty claims if any, and the effective interest rate is 5.27%. Based on this effective interest rate, the present value of the unsecured zero coupon convertible note is Euro 5.6 million (approximately $7.6 million). The discount of Euro 0.4 million (approximately $0.6 million) is being amortized as interest expense over the duration of the note.

11.          Stock Compensation and Retirement Plans

Stock Option Plan:

In 2000, the Company adopted the Amended and Restated 1998 Stock Option and Restricted Stock Plan (the “Option Plan”). The Option Plan allows the Company to issue employees either incentive or non-qualified options, which vest over such periods as may be determined by the Board of Directors, generally two to four years. The options expire no later than ten years and one month after grant date. The Option Plan allows for grants that would allow the grantees to exercise their options prior to vesting in exchange for restricted common stock or restricted stock units, however, no such grants have been made. Options granted prior to our initial public offering in February 2000 have an exercise price equal to the estimated value of the common stock at the date of grant as determined by the Company’s Board of Directors. Options granted after the date of our initial public offering have an exercise price equal to the closing price for our stock on the NASDAQ SmallCap Market on the last trading day immediately prior to the date of grant. As of December 31, 2003 and 2004 the Company has reserved 9,200,000 common shares for issuance under the Option Plan.

Warrants for Common Stock:

In April 1998, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $2.40, to a non-employee member of the Board of Directors. These warrants expired during the year ended December 31, 2003.

Fair Value of Stock Options and Warrants:

                For disclosure purposes under SFAS 123, the fair value of each stock option and warrant granted is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2002	2003	2004
	Option Plan	Option Plan	Option Plan

Expected life in months	12-120	72	112
Risk-free interest rate	4.61%	4.01%	4.27%
Volatility	90%	82%	77%
Dividend yield	0%	0%	0%

Utilizing these assumptions, the weighted-average fair value of the stock options granted was as follows:

	2002	2003	2004

Option Plan	$0.55	$0.93	$0.83

Under the above model, the total fair value of stock options granted was approximately $1,8 million, $3,1 million and $0.6 million in 2002, 2003 and 2004, respectively, which would be amortized on a pro forma basis over the option-vesting period. The weighted average grant date fair value of options granted during each year was approximately $0.55, $0.81 and $0.83 respectively, for the fiscal years ended December 31, 2002, 2003 and 2004.

Following is a summary of the Company’s stock option and warrant activity through December 31, 2004:

	Number of Shares of Common Stock			Weighted
	Option		Price Per	Average
	Plan	Warrants	Share	Exercise Price

Balance at December 31, 2001	8,529,773	100,000	$0.86-$21.63	$8.61
Granted	3,370,000	—	$0.54-$1.01	$0.66
Exercised	—	—	$—	$—
Forfeited	(4,570,199)	—	$0.86-$21.63	$9.55

Balance at December 31, 2002	7,329,574	100,000	$0.54-$19.00	$4.34

Granted	3,748,895	—	$0.65-$1.74	$1.21
Exercised	(660,005)	—	$0.59-$0.99	$0.81
Forfeited	(2,750,029)	(100,000)	$0.65-$19.00	$5.76

Balance at December 31, 2003	7,668,435	—	$0.54-$19.00	$2.63

Granted	732,500	—	$0.61-$2.00	$1.03
Exercise	(105,932)	—	$0.60-$0.86	$1.01
Forfeited	(850,870)	—	$0.60-$19.00	$4.38

Balance at December 31, 2004	7,444,133	—	$0.54-$19.00	$2.31

Exercisable, December 31, 2002	3,761,134	100,000	$0.56-$19.00	$6.21

Exercisable, December 31, 2003	2,727,281	—	$0.54-$19.00	$5.12

Exercisable, December 31, 2004	4,425,002	—	$0.54-$19.00	$3.18

The following table summarizes information about the outstanding and exercisable options and warrants at December 31, 2004:

Exercise Price	Outstanding Number of Shares	Weighted-Average Remaining Contractual Life (Months)	Exercisable Number of Shares

$0.54	1,000,000	94.1	520,833
$0.56	150,000	94.0	150,000
$0.59	100,000	93.5	72,222
$0.61	300,000	117.0	—
$0.63	250,000	89.0	156,250
$0.65	827,084	94.7	519,398
$0.67	215,000	98.6	94,063
$0.72	110,000	97.2	67,220
$0.78	200,000	89.7	145,833
$0.82	50,104	87.0	33,403
$0.86	193,609	81.0	153,273
$0.95	277,500	112.2	—
$0.97	262,300	101.4	110,863
$1.00	300,000	39.4	300,000
$1.18	1,000	79.2	833
$1.38	200,000	106.0	77,778
$1.62	1,195,000	107.6	379,999
$1.74	445,144	107.3	436,485
$2.00	155,000	108.3	—
$2.05	49,100	76.7	43,987
$2.40	71,042	43.3	71,042
$4.00	295,000	51.9	295,000
$6.13	114,000	67.9	113,270
$8.25	34,500	56.5	34,500
$9.00	340,750	60.7	340,750
$9.75	9,500	59.0	9,500
$12.94	4,000	68.0	4,000
$14.88	10,000	67.9	10,000
$16.00	75,000	60.5	75,000
$18.69	51,500	65.8	51,500
$19.00	158,000	63.1	158,000

	7,444,133	89.6	4,425,002

12.          Stockholders’ Equity

In June 2001, the Company announced a stock repurchase plan that will allow the Company to spend up to $10 million to repurchase shares of its common stock. Under the plan, the Company may repurchase shares of its common stock from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not require that the Company purchase any specific number of shares and the plan may be suspended at any time. The Company’s repurchase of shares of common stock are recorded as “Treasury Stock” and result in a reduction of “Stockholders’ Equity”. In April 2003, VIA announced the restarting of its previously authorized stock repurchase plan to acquire up to $10 million worth of VIA stock. In the second quarter of 2003, VIA purchased 823,593 shares of its common stock at a total cost of $0.8 million. In the third and fourth quarters of 2003 and in 2004 no shares were repurchased. This plan can be suspended by VIA at any time.

13.          Income Taxes

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	For the Years Ended December 31,
	2002	2003	2004

Statutory U.S. federal income tax rate	34%	34%	34%
State income taxes, net	2	1	0
Intangibles amortization	(1)	—	(1)
Goodwill impairment charges	(8)	(9)	(7)
Change in valuation allowance	(35)	(21)	(26)
Foreign tax differential	13	(5)	0

Effective income tax rate	0%	0%	0%

The (benefit from) expense for income taxes from continuing operations is summarized below:

	For the Years Ended December 31,
In thousands of U.S. dollars	2002	2003	2004

Current income taxes:
International	$(12)	$161	$335
Federal	—	—	—
State	(39)	4	(35)

	$(51)	$165	$300
Deferred income taxes:
International	—	—	—

Total deferred income taxes	—	—	—

Total (benefit from) expense for income taxes	$(51)	$165	$300

The components of loss from continuing operations before income taxes and minority interest are as follows:

	For the Years Ended December 31,
In thousands of U.S. dollars	2002	2003	2004

U.S operations	$(37,400)	$(9,354)	$(21,264)
Non-U.S. operations	15,144	(11,403)	(22,754)

	$(22,256)	$(20,757)	$(44,018)

There have been no tax amounts allocated to our discontinued operations. Deferred tax assets and liabilities were comprised of the following:

In thousands of U.S. dollars	2002	2003	2004

Deferred tax assets:
Federal net operating loss carryforward	$74,088	$80,282	$95,072
Start-up costs	46	—	—
Cash to accrual adjustment at U.S. subsidiary	9	—	—
Deferred compensation	4,214	514	514
Other International	9,127	4,671	(790)
Other	3,641	4,848	5,965
International subsidiaries net operating loss carryforward	23,145	29,734	64,756

Gross deferred tax assets	114,270	120,049	165,517
Valuation allowance	(110,756)	(111,739)	(151,212)

Net deferred tax assets	3,625	8,310	14,305

Deferred tax liabilities:
Unrealized foreign currency gain	(3,515)	(7,999)	(13,772)
Fixed assets	(110)	(311)	—
Intangible fixed assets	—	—	(2,639)

Gross deferred tax liabilities	(3,625)	(8,310)	(16,411)

Net deferred tax asset (liability)	$—	$—	$(2,106)

The amounts of deferred tax asset and liability for the years ended December 31, 2002, December 31, 2003 and December 31, 2004 presented above are exclusive of any amounts pertaining to discontinued operations.

The net deferred tax assets have been reduced by a valuation allowance since management has determined that currently it is more likely than not that these benefits will not be realized. The change in the valuation allowance was an increase of $39.5 million in 2004, which is primarily related to additional operating losses in the U.S. and foreign jurisdictions and amounts attributable to the decrease of both U.S. and foreign fixed assets and purchased intangible assets other than goodwill for the foreign subsidiaries. The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of these valuation allowances.

At December 31, 2002, 2003 and 2004, the Company had U.S. net operating loss carry forwards of approximately $195.0 million, $211.3 million and $250.4 million respectively, which may be used to offset future taxable income. These carry forwards begin to expire in 2018. Further, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carry forwards that can be utilized if certain changes in the Company’s ownership occur.

At December 31, 2002, 2003 and 2004, the Company had net operating loss carry forwards from continuing operations generated by its foreign subsidiaries of approximately $60.1 million, $79.0 million and $219.9 million respectively, of which $46.0 million expires between 2005 and 2019 and $173.8 million has an indefinite carry forward period. It is expected that all earnings generated from foreign subsidiaries will be permanently reinvested in those subsidiaries. Determination of the amount of the potential unrecognized deferred tax liability is not practicable.

14.          Commitments and Contingencies

(a)                                  Lease commitments

The Company leases office space and equipment under non-cancelable operating leases expiring on various dates through 2013. In addition, the Company is required to make quarterly payments for certain operations and maintenance services over the life of the IRU arrangements ranging from 1-25 years. Rent expense for the years ended December 31, 2002, 2003 and 2004 was $2,4 million, $2,4 million and $8.4 million, respectively.

Future minimum lease payments under non-cancelable operating leases (including operations and maintenance payments under IRU agreements) at December 31, 2004 are as follows:

In thousands of U.S. dollars

2005	$9,388
2006	8,169
2007	6,418
2008	5,520
2009	5,124
2010 and thereafter	18,128

$52,747

(b)                                 Other commitments

The Company has entered into agreements for the outsourcing of its network management, billing and back-office transaction processing. Future payments under these commitments are as follows:

In thousands of U.S. dollars

2005	$1,103
2006	1,083

$2,186

(c)                                  Legal proceedings

On November 5, 2001, we were named as a defendant in a class action lawsuit in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering (“IPO”) and certain of our officers, under the title O’Leary v. Via Net.works [sic] et al [01-CV-9720] (the “Complaint”). An amended complaint was filed in April 2002. The Complaint alleges that the prospectus we filed with our registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices (“Tie-in Arrangements”), thereby artificially inflating the Company’s stock price. The Complaint further alleges violations of Sections 11, 12 (a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigation”). On June 30, 2003, the special litigation committee of the board of directors of the Company conditionally approved the global settlement between all plaintiffs and issuers in the IPO Litigations.  The special litigation committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation.  The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful by the plaintiffs.  Under the proposed settlement, the Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  In June 2004, a motion for preliminary approval of the settlement was filed with the Court. The underwriters filed a memorandum with the Court opposing preliminary approval of the settlement.  The court granted the preliminary approval on February 15, 2005, subject to certain modifications.  If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved.  Any direct financial impact of the proposed settlement is expected to be borne by our insurers.

PSINet Belgium, an indirect wholly-owned subsidiary of the Company, is a defendant in a lawsuit filed by Perceval Technologies N.V. regarding a commercial agreement entered into for the provision by Perceval of a DSL network in Belgium, Luxembourg and France.  The agreement of 15 March 2004, entered into prior to VIA’s acquisition of PSINet Belgium, was for the benefit of a customer of PSINet Belgium, and provided for a three-year term upon completion of a test phase. The customer was not satisfied with the results of the project and decided to stop the project, whereupon PSINet Belgium terminated the agreement with Perceval Technologies.  On February 28, 2005, Perceval brought a civil action before the commercial court of Brussels for the early termination of the contract and claims damage in the amount of €1.4 million ($1.9 million) plus €250,000 ($0.3 million) moral damages, plus interests, costs and attorneys’ fees. We believe PSINet Belgium was entitled to terminate the agreement under the circumstances and that the allegations are without merit and have engaged counsel to defend the action.  If PSINet Belgium is determined to be liable or if we conclude that a settlement is in its best interests, that subsidiary may incur substantial costs.

The Company is subject to claims and legal proceedings that arise in the ordinary course of its business operations. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company does not believe that any of these matters will have a material adverse affect on its business, assets or operations.

(d)                                 Guarantees

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, service providers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows and that this is the expectation for the future. Additionally, the fair value of the indemnifications that the Company issued during the years ended December 31, 2003 and 2004 respectively were not material to the Company’s financial position, results of operations or cash flows.

15.          Segment Reporting

VIA offers a variety of Internet access, managed bandwidth, web-hosting, Internet security and related services to businesses and consumers in Europe and the Americas. As of December 31, 2004, VIA served primary markets in nine countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web-hosting and design, Internet security and consulting services, and sale of third-party hardware and software.

In prior reporting periods, the Company’s internal management reporting structure was based on country operations and therefore the Company had provided segment information based on geographic regions.

Within the last quarter of 2004, management reevaluated and amended its internal reporting structure and therefore changed its reportable segments and grouped all of the VIA legacy operating companies, except the US operation, and the newly acquired PSINet Europe operating companies into one operating segment – “Solutions”. The Company grouped its start-up VIA Express channel operations together with the legacy VIA US operations into one operating segment – “Express”. The Company grouped all of the Amen operating companies into one operating – “Amen”. The Company and its Chief Operating Decision Maker (“CODM”) evaluates the performance of its segments based on revenue and EBITDA before restructuring (“Adjusted EBITDA”). The Company’s CODM have been the Chief Executive Officer and the Chief Financial Officer throughout the year. Corporate expenses, which also include the regional companies holding Indefeasible Rights of Use (“IRU’s), are shown to reconcile to the total consolidated figures. Prior period amounts have been reclassified to conform to the current period presentation.

The table below presents information about the reported revenue, Adjusted EBITDA from continuing activities, impairment and restructuring charges and assets from continuing operations of the Company’s operating segments for years ended December 31, 2002, 2003 and 2004. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts.

In thousands of U.S. dollars	Solutions	Express	Amen	Corporate	Total

Total assets as of December 31, 2002	$11,722	$6,422	—	$101,955	$120,099
Total assets as of December 31, 2003	$17,571	$2,443	—	$76,805	$96,819
Total assets as of December 31, 2004	$67,145	$3,711	$21,808	$27,789	$120,453

Total long-lived asset additions as of December 31, 2002	$1,337	$346	—	$270	$1,953
Total long-lived asset additions as of December 31, 2003	$1,914	$897	—	$3,195	$6,006
Total long-lived asset additions as of December 31, 2004	$41,105	$1,334	$19,288	$2,995	$64,722

The year ended December 31, 2002:
Revenue	$38,786	$3,790	—	$—	$42,576
Adjusted EBITDA	(3,269)	(116)	—	(26,063)	(29,448)
Impairment and restructuring charges	(215)	—	—	(938)	(1,153)

The year ended December 31, 2003:
Revenue	$40,864	$3,924	—	$—	$44,788
Adjusted EBITDA	(1,868)	(394)	—	(20,656)	(22,918)
Impairment and restructuring charges	(5,903)	(1,016)	—	(1,804)	(8,723)

The year ended December 31, 2004:
Revenue	$57,329	$4,001	$8,316	$38	$69,684
Adjusted EBITDA	(4,736)	(3,148)	1,091	(22,850)	(29,643)
Impairment and restructuring charges	($6,951)	—	($3,083)	($2,213)	($12,247)

At December 31, 2004, goodwill for the Operating Segments Solutions, Express and Amen was $30.8 million, $1.1 million and $10.5 million, respectively. All discontinued operations for the period related to the Solutions segment (see Note 3).

The reconciliation between Adjusted EBITDA to net loss from continuing operations is as follows:

In thousands of U.S. dollars	Solutions	Express	Amen	Corporate	Total

The year ended December 31, 2002:
Adjusted EBITDA	(3,269)	(116)	—	(26,063)	(29,448)
Impairment and restructuring charges	(215)	—	—	(938)	(1,153)
Depreciation and amortization	(2,182)	(859)	—	(4,485)	(7,526)
Interest income	29	—	—	2,138	2,167
Interest expense	(33)	(4)	—	(40)	(77)
Other income (expense), net	(1,857)	(64)	—	2,152	231
Foreign currency (losses) gains, net	(11)	(4)	—	13,565	13550
Income tax benefit (expense)	12	39	—	0	51
Net loss from continuing operations	(7,526)	(1,008)	—	(13,671)	(22,205)

The year ended December 31, 2003:
Adjusted EBITDA	(1,868)	(394)	—	(20,655)	(22,918)
Impairment and restructuring charges	(5,903)	(1,016)	—	(1,804)	(8,723)
Depreciation and amortization	(2,018)	(574)	—	(3,588)	(6,179)
Interest income	27	—	—	1,073	1,100
Interest expense	(15)	—	—	—	(15)
Other income (expense), net	(2,060)	(74)	—	1,811	(323)
Foreign currency (losses) gains, net	(8)	—	—	16,306	16,298
Income tax benefit (expense)	(19)	—	—	(146)	(165)
Net loss from continuing operations	(11,863)	(2,059)	—	(7,003)	(20,925)

The year ended December 31, 2004:
Adjusted EBITDA	(4,736)	(3,148)	1,091	(22,850)	(29,643)
Impairment and restructuring charges	(6,951)	—	(3,083)	(2,213)	(12,247)
Depreciation and amortization	(3,233)	(653)	(1,560)	(2,723)	(8,169)
Interest income	20	2	6	477	506
Interest expense	(169)	(7)	(22)	(143)	(342)
Other income (expense), net	(1,687)	(1,157)	(1,611)	4,886	431
Foreign currency (losses) gains, net	2,665	46	(2)	2,736	5,446
Income tax benefit (expense)	71	35	194	—	301
Net loss from continuing operations	(14,020)	(4,881)	(4,986)	(19,380)	(43,717)

A summary of the revenues and long-lived assets relating to the Company’s countries of domicile (origin) is as follows:

	For the years ended December 31,
In thousands of U.S. dollars	2002	2003	2004

Revenues:

Germany	10,521	7,633	13,350
France	7,676	7,238	14,287
The Netherlands	6,800	9,628	13,178
Switzerland	7,372	8,761	12,743
Portugal	4,613	5,832	6,557
Spain	1,804	1,772	2,501
Belgium	—	—	1,898
U.S.A.	3,790	3,924	3,912
United Kingdom	—	—	1,128
Italy	—	—	92
Corporate	—	—	38

Total	$42,576	$44,788	$69,684

	December 31,
In thousands of U.S. dollars	2002	2003	2004

Long-lived Assets:
Germany	621	703	17,551
France	1,583	785	17,952
The Netherlands	4,127	1,238	12,568
Switzerland	720	1,131	4,412
Portugal	104	362	389
Spain	433	381	627
Belgium	—	—	5,589
U.S.A.	2,833	2,139	2,075
United Kingdom	—	—	422
Italy	—	—	58
Corporate	5,228	5,146	14,039

Total	$15,649	$11,885	$75,834

A summary relating to the Company’s products and services from external customers is as follows:

	Year-end 2003	Year-end 2004

Access (including DSL connectivity)	$27,741	$36,352
Hosting	9,115	$23,120
Intrnet security services	2,670	3,847
Other	5,262	6,365

Total	$44,788	$69,684

Because of the systematic errors and limitations the Company experienced in the past with its legacy billing platforms, the Company is not able to provide an accurate breakdown of the revenues for the year ended December 31, 2002.

16.          Related Party Transaction

During the first quarter of 2002, VIA NET.WORKS Europe Holding, B.V. (“VIA Europe”), a wholly-owned indirect subsidiary of VIA, entered into a loan agreement with MERCUR Einhundertsechzehnte Vermögensverwaltung GmbH (“Mercur”) under which VIA Europe agreed to lend Mercur $1 million. Mercur is a wholly-owned indirect subsidiary of Norwest Equity Partners VII LP (“NEP VII”), which is an affiliated fund of Norwest Venture Capital Management (“NVCM”). Norwest Equity Capital and Norwest Venture Partners VI L.P., affiliates of NVCM, hold over 5% of VIA’s common stock. Erik Torgerson, a General Partner of Norwest Equity Partners and an officer of NVCM and a member of Norwest Equity Capital, is a member of VIA’s board of directors and chairman of its audit committee. The loan by VIA was part of an aggregate $2.9 million lending facility provided to Mercur by VIA, NEP VII and J.P. Morgan International Capital Corporation. The purpose of the facility was to enable Mercur to lend an equivalent amount to riodata GmbH, a German Internet virtual private network and data services provider (“riodata”). The loan to riodata, which was secured by a lien on its accounts receivable, was intended to provide riodata a period of time of approximately three weeks to pay its obligations and avoid being required to file for insolvency under German law. As a part of the loan transaction, riodata agreed to provide VIA, NEP VII and J.P. Morgan exclusive rights to conduct commercial, financial and legal due diligence of riodata for the purposes of a possible investment in riodata. Currently, NEP VII and J.P. Morgan are minority investors in riodata. VIA’s loan participation was discussed and approved by its board of directors. Subsequent to the funding of the loan, VIA determined that, based on its diligence of riodata, it would not proceed with an investment in riodata. riodata has subsequently filed for insolvency under German law. VIA received from Mercur payment of $0.7 million on the loan amounts. A loss of $0.3 million was recorded as other expense in VIA’s statement of operations for the year ended December 31, 2002.

In connection with and concurrent to his appointment as chairman of the board of directors, VIA entered into a letter agreement with Michael McTighe, effective as of September 1, 2002. Under the terms of the letter agreement, Mr. McTighe agreed to assume the role of chairman of the board of directors and also provide certain consultancy services to the VIA and its group companies, including providing strategic guidance and direction and operational advice and consultation to VIA’s senior management team. The letter agreement provides for VIA to pay Mr. McTighe a total of $0.1 million per annum, of which approximately $76,000 per annum is payable to Mr. McTighe in consideration for his advisory services. Under the letter agreement, Mr. McTighe was also entitled to a one-time option grant to purchase up to 250,000 shares of VIA common stock, which options will vest over three years. The agreement provides that either party may terminate the consultancy agreement by giving no less than one month’s written notice to the other. The compensation payable to Mr. McTighe under the letter agreement is in lieu of payment to him of any cash fees payable to other VIA directors under the director compensation policy. This agreement was terminated at December 31, 2003.

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

17.          Subsequent Events

On January 26, 2005, the board of directors removed Rhett Williams from his position as a member of the board of director and as chief executive officer of the Company.  The vacancy on the board of directors has remained unfilled.  Ray Walsh was appointed as the replacement chief executive officer.  Mr. Walsh was formerly VIA’s Senior Vice President, Technology & Operations.

On January 28, 2005, Erik M. Torgerson submitted his resignation and stepped down from the Board of Directors of the Company.  In stepping down, Mr. Torgerson cited time constraints.  Prior to his resignation, Mr. Torgerson, who has served as a director of VIA since May 1999, was its longest serving director. Mr. Torgerson served as chairman of VIA’s audit committee from October 1999 until August 2003. Erik is a general partner of Norwest Equity Partners, a private equity firm, which has over $2 billion in capital under management.

On April 1, 2005, the Company sold its Swiss companies – VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG – to former managers and owners of the business, for a purchase price of CHF3.5 million ($3.1 million).  Foreign currency translation adjustments of $0.9 million will be reclassified into the statement of operations upon disposal in fiscal year 2005.

On April 10, 2005,  VIA NET.WORKS, Inc. entered into a letter of intent with Claranet Group Limited, a privately-held European Internet services provider based in the United Kingdom, to sell all of our business operations in Europe and the United States.  The key terms of the proposed transaction, or the Claranet Sale, are disclosed within Note 1 of these consolidated financial statements.  Foreign currency translation adjustments of $34.1 million will be reclassified into the statement of operations upon disposal in fiscal year 2005.

On April 11, 2005, the Company announced the Claranet Sale offer. In reaction to the announcement, a number of managers and employees of the Company’s Amen group formed a strike against Amen, seeking employment security guarantees from Claranet, amongst other things. The Company has obtained the support of staff from other members of the VIA group to fill in for the striking workers to ensure the continuation of technical and customer support. The Company believes that it will be able to resolve the matter satisfactorily without undue cost or impairment to the Amen business.