Form 10-Q
period 2005-03-31
VIA NET WORKS INC
filed 2005-05-20
CIK 1098402

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 20, 2005, there were outstanding 56,053,988 shares of the registrant’s common stock and 5,050,000 shares of the registrant’s non-voting common stock.

VIA NET.WORKS, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	December 31, 2004	March 31, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,497	$7,797
Restricted cash	5,100	4,055
Trade and other accounts receivable, net of allowance of $2,966 and $3,203 respectively	13,909	11,666
Other current assets	6,972	6,596

Total current assets	41,478	30,114
Property and equipment, net	13,065	11,146
Goodwill	42,466	40,594
Intangible assets, net	8,695	7,038
Other non-current assets	444	503
Deferred tax asset	14,305	14,326
Assets of businesses held for sale (Note 2)	—	3,026

Total assets	$120,453	$106,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,899	$16,556
VAT and other taxes payable	1,083	710
Current portion of capital lease obligations and long-term payables	9,325	8,811
Deferred revenue	15,591	12,965
Accrued expenses	24,451	21,709
Deferred tax liability	13,772	14,515
Other current liabilities	3,744	3,152

Total current liabilities	84,865	78,418
Capital lease obligations and long-term payables, less current portion	344	256
Deferred tax liability	2,639	1,753
Liabilities of businesses held for sale (Note 2)	—	2,803

Total liabilities	87,848	83,230

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.001 par value; 132,500,000 shares authorized; 62,624,777 and 62,624,777 shares issued, respectively	63	63
Additional paid-in capital	557,907	557,907
Treasury stock, 1,520,789 shares	(1,521)	(1,521)
Accumulated deficit	(488,880)	(500,296)
Accumulated other comprehensive loss	(34,964)	(32,636)

Total stockholders’ equity	32,605	23,517

Total liabilities and stockholders’ equity	$120,453	$106,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2004	2005
Revenue	$10,396	$24,089

Operating costs and expenses:
Internet services	5,346	12,189
Selling, general and administrative	13,264	19,460
Impairment and restructuring charges	300	3,453
Depreciation and amortization	1,838	2,114

Total operating costs and expenses	20,748	37,216

Operating loss from continuing operations	(10,352)	(13,127)

Interest income	106	12
Interest expense	(18)	(172)
Other income, net	34	404
Foreign currency losses, net	(3,326)	(1,702)
Loss from continuing operations before income taxes	(13,556)	(14,585)
Income tax benefit (expense)	7	(30)

Net loss from continuing operations	(13,549)	(14,615)

Discontinued operations:
Gain (loss) from discontinued operations	3,732	(24)
Gain on disposal of discontinued operations	—	3,223

Net loss	$(9,817)	$(11,416)

Basic and diluted loss per share:
Continuing operations	$(0.22)	$(0.24)
Discontinued operations	0.06	0.05

Net loss per share—basic and diluted	$(0.16)	$(0.19)

Shares used in computing basic and diluted loss per share	60,708,602	61,103,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

(Unaudited)

	For the three months ended March 31,
	2004	2005
Cash flows from operating activities:
Net loss from continuing operations	$(13,549)	$(11,416)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,838	2,114
Impairment charges	—	2,367
Provision for doubtful accounts receivable	337	572
Unrealized foreign currency transaction losses	2,510	1,674
Deferred tax	28	93
Stock compensation	80	—
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(517)	(1,943)
Other current assets	(398)	1,059
Other non-current assets	(2)	—
Accounts payable	(967)	814
VAT and other taxes payable	605	(242)
Accrued expenses	1,634	(1,487)
Other current liabilities	192	1,139
Deferred revenue	444	(16)
Net cash used in operating activities by discontinued operations	(994)	(1,759)
Net cash used in operating activities	(8,759)	(7,031)
Cash flows from investing activities:
(Increase) decrease in restricted cash	(51)	1,045
Acquisition of subsidiaries (net of cash acquired)	(7,735)	(1,317)
Purchases of property, equipment and other assets	(1,658)	(1,044)
Proceeds from disposition of subsidiaries	—	1,344
Net cash used in investing activities by discontinued operations	(241)	(19)
Net cash used in investing activities	(9,685)	9
Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	(48)	(541)
Proceeds from issuance of common stock, net	311	—
Net cash used in financing activities by discontinued operations	(2)	—
Net cash (used in) received from financing activities	261	(541)
Effect of currency exchange rate changes on cash	(679)	(137)
Net decrease in cash and cash equivalents	(18,862)	(7,700)
Cash and cash equivalents, beginning of period	65,803	15,497
Cash and cash equivalents, end of period	$46,941	$7,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

These condensed consolidated financial statements as of March 31, 2005 and for the three month periods ended March 31, 2004 and 2005 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. (“VIA” or “the Company”) as of and for the year ended December 31, 2004, included in VIA’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“2004 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the financial statements included in the 2004 Annual Report. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that management considers necessary to present fairly the consolidated financial position of VIA at March 31, 2005 and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2005. The results of operations for the three-month period ended March 31, 2005 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassifications have been made to prior period amounts to account for discontinued operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires VIA to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results could differ from the recorded estimates.

Going concern:

For the three months ended March 31, 2005, the Company had net losses from continuing operations of $14.6 million and net decrease of cash and cash equivalents for the period of $7.7 million.

As of March 31, 2005, the Company had $7.8 million in cash and cash equivalents and $4.1 million in restricted cash.

On March 17, 2005, the Company announced that a combination of factors including unanticipated revenue shortfalls in certain of its legacy VIA companies and its new VIA Express business would leave the Company with insufficient cash reserves to continue the operations of the group parent, VIA NET.WORKS, Inc., in early April 2005, and that it was working with its professional advisors to obtain new financing to address the issue. With the support of its advisors, the Company pursued two parallel processes to maximize its strategic alternatives and optimize the value that is inherent in the VIA businesses.  In the first of the processes, the Company engaged in discussions with a number of parties with a view to selling all or parts of its businesses. In the second of the two processes, the Company sought potential investors to provide funds sufficient to enable the Company to continue as a going concern.

On April 1, 2005, the Company announced the sale of two of its Swiss companies — VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG — to former managers and owners of the business, for a purchase price of CHF 3.5 million ($3.1 million). The net proceeds of the sale provided VIA with additional liquidity to continue its discussions for refinancing and sale transactions.

On April 30, 2005, VIA NET.WORKS, Inc. entered into a sale and purchase agreement, or Sale Agreement, with Claranet Group Limited (Claranet), a privately-held European Internet services provider based in the United Kingdom, to sell all of the Company’s remaining business operations in Europe and the United States (the Asset Sale).  The agreement followed on the letter of intent entered into between Claranet and VIA on April 10, 2005. The following discussion is a summary of the material provisions of the Sale Agreement. This summary is qualified in its entirety by reference to the Sale Agreement, a copy of which is attached as Exhibit 99.1 to the Current Report on Form 8-K filed by VIA on May 3, 2005 with the Securities and Exchange Commission reporting the execution of the sale and purchase agreement.

The material provisions of the Sale Agreement are as follows:

Assets to be Sold Pursuant to the Sale Agreement

•      VIA would sell to Claranet all of its business operations in Europe and the U.S, which includes all of our subsidiary companies other than VIA NET.WORKS NY Corp, VIA NET.WORKS Holdco, Inc., Surftrade U.S.A. Inc. and our parent company, VIA NET.WORKS, Inc. The assets to be sold to Claranet consist of substantially all of the Company’s assets, properties and rights. Claranet would acquire certain assets and liabilities pertaining to the Company’s centralized back office financial and technical support systems that are owned by the Company’s group parent company, VIA NET.WORKS, Inc. The Company would transfer employment contracts of certain headquarters personnel who are responsible for supporting the back office and technical support systems to appropriate VIA operating companies or Claranet will offer employment to such persons.

Treatment of Liabilities

•      Claranet would assume certain liabilities of our parent company, VIA NET.WORKS, Inc., including liabilities and obligations relating to the business operations being sold and employee contracts of certain headquarters personnel. Claranet would not assume other liabilities, such as severance costs for other employees at the corporate headquarters, lease payments, outstanding liabilities from previous acquisitions, vendor bills relating to costs of being a public company and ongoing operating costs associated with winding down the corporate headquarters.

•      VIA would retain all other debts and liabilities of VIA’s parent company, including but not limited to expenses relating to the headquarters office lease in Schiphol-Oost, VIA senior executives and all other headquarters staff, corporate vendors and professional advisors, and remaining payment obligations to sellers of the PSINet Europe group and the Amen group.

Purchase Price

•      Under the agreement, Claranet would pay VIA $26.4 million, less certain adjustments. In particular, the purchase price will be reduced by the amounts advanced to the Company by the Purchaser under the Euro 5.4 million ($7.0 million) working capital facility established by Claranet when the Sale Agreement was signed. Under this agreement VIA is obliged to monitor the level of working capital during the period between signing and the closing of the transaction as described below under “Termination of the Sale Agreement”. A schedule for advances under the facility is described below. The purchase price will also be adjusted for any funds withdrawn from or payments made by the subsidiaries being sold by or to our parent company or any other subsidiaries not being sold.

•      Concurrent with the execution of the April 10, 2005 letter of intent, Claranet delivered a deposit of $3,000,000 to VIA in order to secure the rights to negotiate exclusively with the Company until April 30, 2005. The deposit was partially funded by the release of £1.0 million ($1.9 million) from the escrow established by Claranet in favor of VIA in connection with the purchase in September 2004 by Claranet of the Company’s legacy operations in the United Kingdom. The deposit will be forfeited by Claranet if the transaction does not close other than for VIA’s default or certain other conditions. Otherwise, the portion of the deposit in excess of the £1.0 million ($1.9 million) will be credited to the purchase price at closing.

Survival of Warranties and Other Claims; Limitations on Liability

•     The Company has made certain customary warranties in the Sale Agreement that generally survive for three months following closing, with certain exceptions for matters relating to tax and title to properties. VIA would not be liable for any breaches of warranties until the aggregate amount of all claims exceeds $1,000,000, and the Company’s maximum liability for all breaches would be limited to 33% of the purchase price (approximately $8.8 million).

Closing

•      The Asset Sale is conditioned upon the approval by the Company’s shareholders. In addition, the agreement contains customary pre-closing conditions relating to, among other things, accuracy of warranties and the Company’s compliance with the provisions of the Sale Agreement, including the conduct of the business pending the closing.

•      If the Asset Sale is approved and adopted by VIA’s shareholders, the closing will take place shortly after the shareholder meeting.  On May 9, 2005, the Company filed its preliminary proxy statement with the Securities and Exchange Commission, or SEC.  On May 18, 2005, the SEC staff informed the Company that it was preparing comments on the preliminary proxy statement.  Although the Company has not yet received formal written comments, based on conversations between the Company’s management and SEC staff regarding the comments, the Company believes it will be in a position to file its definitive proxy statement before the end of May 2005.  In such case, the Company anticipates that the closing would occur during the first week of July, 2005.  Otherwise, the Company anticipates that the closing will take place during the first week of August, 2005.

Competing Offers

•      The Sale Agreement prohibits the Company from approaching or negotiating with any other potential purchaser, provided that the Company’s board may negotiate with a third party regarding an alternative offer if refusing to do so would, in the reasonable determination of our board upon advice of counsel, be reasonably likely to constitute a breach of fiduciary duties to the Company’s shareholders.

Termination of the Sale Agreement

•      Claranet is entitled, prior to the closing, to terminate the Sale Agreement in the event of

•      claims against VIA or one of the companies being purchased in excess of $50,000, which had not been disclosed on or before April 7, 2005, and which exceed $1,000,000 in the aggregate

•      any increase in cash outflow of the companies being purchased as a whole, measured over the period from May 1, 2005 to the end of the most recently completed calendar month, as compared to the amounts in VIA’s working capital projections for such period of more than $1,250,000

•      loss or cancellation of customers contracts with annualized value in excess of $50,000 in an amount exceeding $1,800,000, net of new customer contract gains

•      bankruptcy of the parent company or any member of the VIA Group

•      breach of an undertaking in the Sales Agreement or warranty where the losses to Claranet are likely to exceed $1,000,000; or a

•      material breach of the working capital facility agreement

Effect of Termination

•      In the event Claranet terminates the Sale Agreement in connection with any of the items listed above or if the Company terminates the Sale Agreement because it accepts a competing offer, the Company must (a) reimburse the $3.0 million deposit to Claranet together with accrued interest on the deposit at a rate of 8% per annum, (b) pay a break fee of $500,000, (c) reimburse the costs and expenses incurred by Claranet in connection with the transaction up to $250,000, (d) pay back the amounts drawn against the financing facility, and (e) pay a $400,000 finance arrangement fee.

Terms of Financing Agreement

•      Concurrently with entering into the Sale Agreement, the Company entered into a Facility Agreement with Claranet under which it is permitted to borrow up to Euro 5.4 million ($7.0 million) for working capital requirements. The facility is stated in Euro funds and will be made available according to the following schedule, stated in USD equivalent on the basis of a Euro to USD exchange rate of $1.303 per Euro:

Date	Amount of aggregate funds available, including prior borrowings:
June 10, 2005 to June 23, 2005 (inclusive):	$1,200,000
June 24, 2005 to July 9, 2005 (inclusive):	2,500,000
July 10, 2005 to July 23, 2005 (inclusive):	4,200,000
July 24, 2005 to August 9, 2005 (inclusive):	5,700,000
August 10, 2005 to termination (inclusive):	7,000,000

•      The amount of funds made available to us and for which we will have to repay Claranet upon a closing may materially differ depending on the currency exchange rate movements prior to the closing.

•      As permitted under the Facility Agreement, the Company has delivered a request to Claranet to accelerate the first draw to June 1, 2005.  Funds advanced under this facility are secured by our pledge of all of our ownership interest in certain of our Dutch, French, Belgian and German subsidiaries. Funds advanced bear interest at a rate of 8% per annum, compounded daily. All amounts outstanding under the facility will be deducted from the purchase price payable by Claranet at the closing.

•      If the closing has not occurred by the earlier of September 9, 2005 or the date the Sale Agreement is terminated in accordance with its terms, the Company will be required to pay Claranet an arrangement fee of $400,000. Following a termination of the Sale Agreement, Claranet may immediately cancel the facility and all amounts there under come due upon 20 or 40 days notice to VIA, depending on the circumstances of the termination.

In the proxy statement the Company intends to deliver to its shareholders, the Company will request approval of, among other things, the Asset Sale and a plan of complete dissolution and liquidation of the Company.  If the Company receives approval from its shareholders, the Company will seek to close the transaction shortly after the shareholder’s meeting and use the net proceeds to pay off the remaining liabilities of the Company and shut down its corporate headquarters and terminate the remaining employees.  Remaining funds will then be distributed to the Company’s shareholders in accordance with Delaware law. An estimate of the net remaining funds available for distribution to the Company’s shareholders if the Asset Sale is closed will be included within the proxy statement to be distributed to the Company’s shareholders in connection with the proposed shareholder meeting.  The closing of the Asset Sale is subject to a number of conditions, which might not be satisfied.

The Sale Agreement is conditioned on receiving the approval of the Company’s shareholders. If , for whatever reason, the Company’s shareholders were to reject the transaction, there can be no assurance that VIA will be able to find alternative solution to its liquidity issue and in that event, would have insufficient funds to continue to operate the Company as a going concern.

2.             Discontinued Operations

As each of the United Kingdom, Brazilian, Portuguese, Cayman Islands and Swiss operations represented a component of an entity as defined by Statement of Financial Accounting Standards No. 144 (“SFAS 144”).  “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified each operation as a discontinued operation for all periods presented.

2004

VIA NET.WORKS UK Ltd.

On September 28, 2004, the Company sold 100% of the shares of VIA NET.WORKS UK Limited, which was part of the Solutions segment, to Claranet Limited, a UK-based Internet service provider. VIA NET.WORKS UK Limited results would have been reported in our Solutions segment. Claranet agreed to pay total consideration for the shares of VIA NET.WORKS UK Limited in the aggregate amount of GBP 7.3 million ($13.1 million), subject to certain working capital and other adjustments. The Company received GBP 5.3 million ($9.4 million) in cash on completion. The GBP 2.0 million ($3.8 million) balance was payable, subject to the working capital and other adjustments, as follows: GBP 1.0 million ($1.9 million) in cash six months after completion and GBP 1.0 million ($1.9 million) in cash one year after completion.

On March 21, 2005, the Company resolved all contingencies surrounding the first escrow payment, and received a payment from Claranet of GBP 0.7 million ($1.3 million) plus accrued interest. The GBP 0.7 million ($1.3 million) consideration has been recognized as gain on disposal from discontinued operations in the three months ended March 31, 2005.

The remaining consideration of GBP 1.0 million ($1.9 million) was scheduled to be released from escrow, subject to warranty claims of Claranet against the Company, at the end of September 2005. On April 10, 2005, the Company and Claranet entered into a letter of intent for purchase of the remaining business operations. Upon execution of the letter of intent, Claranet delivered a deposit of $3.0 million for the rights to negotiate on an exclusive basis definitive agreements toward the sale of the Company’s business operations.  The deposit was partially paid by the release of the remaining GBP 1.0 million ($1.9 million) in escrow.  As all material contingencies surrounding the second escrow payment were resolved as at March 31, 2005, the GBP 1.0 million ($1.9 million) consideration has also been recognized as gain on disposal from discontinued operations in the three months ended March 31, 2005.

Revenues related to VIA NET.WORKS UK Limited were approximately $5.6 million for the three months ended March 31, 2004 and nil million for the three months ended March 31, 2005. The gain, excluding accounting for the sale transaction, related to VIA NET.WORKS UK Limited was approximately $3.8 million for the three months ended March 31, 2004 and nil million for the three months ended March 31, 2005.

SURF COMPANIES

During the year ended December 31, 2004, Surftrade Ltda.,  Surftrade Portugal and VIA NET.WORKS Holdings Cayman were liquidated.  The results of the liquidated companies, which have been recorded during the three months ended March 31, 2004 are nil for Surftrade Ltda., Surftrade Portugal and VIA NET.WORKS Holdings Cayman. Surftrade Ltda., Surftrade Portugal and VIA NET.WORKS Holdings Cayman results would have been reported in Corporate entity.

2005

VIA NET.WORKS SWITZERLAND

On April 1, 2005, the Company announced the sale of two of its Swiss companies — VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG — to former managers and owners of the business, for a purchase price of CHF 3.5 million ($3.1 million). VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG results would have been reported in our Solutions segment. The Company sold the Swiss operations due to working capital shortfalls. The net proceeds of the sale provided VIA with additional liquidity to continue its operations, while the Company continued discussions for refinancing and sale transactions.

As of March 31, 2005 assets and liabilities held for sale consisted of:

In thousands of U.S. dollars
Current assets	2,214
Property, plant and equipment	324
Intangible assets	488
Goodwill (Solutions segment)	—
Total assets	3,026

Accounts payable	608
Deferred revenue	1,557
Other current liabilities	638
Total liabilities	2,803

Revenues related to VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG were approximately $2.3 million for the three months ended March 31, 2004 and $2.2 million for the three months ended March 31, 2005. The loss excluding accounting for the sale transaction, related to VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG was approximately $0.1 million for the three months ended March 31, 2004 and $24,000 for the three months ended March 31, 2005.

The balance sheet for the three months ended March 31, 2005 has been reclassified to show the assets and liabilities for VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG separately as businesses held for sale. Foreign currency translation adjustments of $1.0 million will be reclassified into the statement of operations upon disposal in the three months ending June 30, 2005. The comparative balance sheet as at December 31, 2004 has not been reclassified to show separately amounts related to discontinued operations.

3.             Impairment and Restructuring Charges

Impairment charges:

	Three months ended March 31,
In thousands of U.S. dollars	2004	2005
Fixed assets and intangible assets	$—	$1,850
Goodwill	—	517

Total impairment charges	$—	$2,367

2004

There were no impairment charges for the three months ended March 31, 2004.

2005

At March 31, 2005, upon completion of an impairment analysis, in accordance with SFAS 144, the Company recorded an intangible fixed asset impairment charge of $0.8 million and a tangible fixed asset impairment charge of $1.1million, mainly related to the Solutions and Amen segments. For definitions of the segments, please refer to Note 11 segment reporting. The fair value of the assets groups, calculated as of March 31, 2005 was based on a discounted cash flow model with appropriate market and business risk factored in for the period up until the first week of July, 2005, the estimated date of completion of the Claranet Sale, the estimated sale proceeds of $26.4 million as agreed in the sale and purchase agreement with Claranet and the projected working capital position at June 30, 2005.

The triggering event for the impairment was a combination of factors including unanticipated revenue shortfalls in certain of our legacy VIA companies and our new Express business in the quarter ended December 31, 2004, during which the Company recorded an intangible fixed asset impairment charge of $0.1 million and a tangible fixed asset impairment charge of $1.8 million, and the quarter ended March 31, 2005, which left the Company with insufficient cash reserves to continue the operations, and resulted in the signing of the sale and purchase agreement on April 30, 2005 to sell the businesses of VIA NET.WORKS to Claranet. Additionally, the sale and purchase agreement calls for estimated sale proceeds of $26.4 million, as opposed to $27.0 million utilized in the Company’s calculation as of December 31, 2004, based on the letter of intent dated April 10, 2005.

Based on the impairment of tangible and intangible fixed assets, at March 31, 2005, the Company determined a triggering event had occurred which required the Company to perform an impairment test on the carrying value of goodwill in accordance with SFAS 142. As a result, the Company recorded an impairment of$0.5 million to the goodwill related to its Amen segment.

The fair value of the reporting units calculated as of March 31, 2005 was based on a discounted cash flow model with appropriate market and business risk factored in for the period until the first week of July, 2005, the estimated date of completion of the transaction with Claranet, in addition to the estimated sale proceeds of $26.4 million as agreed in the sale and purchase agreement with Claranet and the projected working capital position at June 30, 2005.  Upon completion of the Asset Sale, the Company expects to record a loss in the statement of operations for the three months ending September 30, 2005 relating to amounts previously recorded in accumulated other comprehensive loss. As of March 31, 2005, the Company has $31.6 million of cumulative translation losses recorded in respect of these businesses.

As a part of the process of creating the discounted cash flow model, the Company’s management was required to make estimates and assumptions regarding future revenues, costs and cash flows. In addition, the use of a discounted cash flow model requires management to make estimates and assumptions about the discount factor, timing of cash flows, terminal values and future growth rates. The assumptions made in calculating the impairment charges represent management’s best estimates based on currently available information. Changes to any of these assumptions can have a material impact on the discounted cash flows and the outcome of the impairment review.

Management has based their assessment of fair value on the estimated sale proceeds of the business of $26.4 million and the projected working capital position at June 30, 2005. The closing of the sale is subject to a number of conditions, including shareholder approval and the non-occurrence of a material adverse change in the businesses; and the estimated date of closing is based on an assumption that the review of the preliminary proxy statement by the Securities and Exchange Commission will not cause any material delays in the distribution of the definitive proxy statement to the Company’s shareholder. Also, the estimated final sales consideration is based in part on the amount of working capital that will be used by VIA during the period prior to closing, and the actual working capital used may differ significantly from what was forecasted. If one or more of these risks materialize, the actual impairment may materially differ from the current calculation.

Restructuring charges:

In thousands of U.S. dollars	Balance at December 31, 2003	Additions	Cash utilized	Foreign exchange	Balance at March 31, 2004

Employee termination payments	243	151	(200)	1	195
Future operating lease obligations	276	—	(65)	—	211
Other	121	149	(114)	—	156

Total restructuring charges	$640	$300	$(379)	$1	$562

In thousands of U.S. dollars	Balance at December 31, 2004	Additions/ Releases	Cash utilized	Foreign exchange	Balance at March 31, 2005

Employee termination payments	348	190	(323)	(16)	199
Future operating lease obligations	164	720	(70)	(16)	798
Other	484	176	(174)	(16)	470

Total restructuring charges	$996	$1,086	$(567)	$(48)	$1,467

2004

The Company recorded restructuring charges of $0.3 million during the three months ended March 31, 2004 related to severance payments at the corporate headquarters and transition implementation costs for back-office and administrative outsourcing initiatives. Cash payments for severance and benefits of $0.2 million were made in the first quarter of 2004 by the European operations ($0.1 million) and Corporate ($0.1 million). The employee termination costs of $0.2 million for the three months ended March 31, 2004 relate to five employees in finance at the corporate headquarters. The resulting accrual of $0.2 million at March 31, 2004 relates to five employees in finance at the corporate headquarters.

The accrual for future operating lease obligations, relating mainly to the Reston office, has been drawn down by the monthly payments on the office lease, which continued through to February 2005, less the income from a sublease of the space.

2005

During the three months ended March 31, 2005, the Company recorded restructuring charges of $1.1million. The restructuring charge for the three months ended March 31, 2005 related to severance payments at the corporate headquarters and at the Netherlands operation, costs for future operating lease obligations at our Netherlands operation and transition implementation costs for back-office integration initiatives.

The employee termination costs of $0.2 million for the three months ended March 31, 2005 relate to one employee at the corporate headquarters and one employee at our Netherlands operation. Cash payments for severance and benefits of $0.3 million were made in the three months ended March 31, 2005 by our European operations. The remaining accrual of $0.2 million at March 31,

2005 relates to one employee at the German operation and one employee at the corporate headquarters. It is not anticipated that any of these terminations will adversely impact the Company’s ability to generate revenue.

The accrual for future operating lease obligations, relate to the Reston office and future lease obligations in the German and Netherlands operations. The expenses for future operating lease obligations of $0.7 million for the three months ended March 31, 2005 relate to an addition in future operating lease obligations in the Netherlands operation. The accrual for the future operating lease obligations of the Reston office and the German operation have been drawn down by the monthly payments on the office lease. $40,000 of the accrual for the future operating lease obligations has been released to the statement of operations for the three months ended March 31, 2005 after the Reston operating lease obligation was terminated in February 2005.

Other charges incurred in the three months ended March 31, 2005, relate to the implementation costs for back-office integration initiatives. The remaining accrual of $0.5 million at March 31, 2005 relates to $0.2 million implementation costs for back-office integration initiatives, $0.2 million for the termination of a reseller agreement in the French operation and $0.1 million for costs associated with integrating the PSINet Europe operations and related system migration costs.

4.             Income Tax

The provision for taxes based on income for the three months ended March 31, 2004 and 2005 was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on management’s expectation of an effective income tax rate of 0% for the year ending December 31, 2005.

5.             Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2004 and 2005 was as follows:

	Three months ended March 31,
In thousands of U.S. dollars	2004	2005
Net loss	$(9,817)	$(11,416)
Foreign currency translation adjustment gains	1,926	2,328

Comprehensive loss	$(7,891)	$(9,088)

6.             Property and Equipment, net

Property and equipment consisted of the following:

In thousands of U.S. dollars	December 31, 2004	March 31, 2005
Hardware and other equipment	$19,586	$17,061
Network and data center assets	8,330	9,088
Software	17,237	17,109
Furniture and fixtures	1,186	916

	46,339	44,174
Accumulated depreciation	(33,274)	(33,028)

Property and equipment, net	$13,065	$11,146

Depreciation expense was $1.6 million and $2.0 million for the three months ended March 31, 2004 and 2005, respectively. The Company recorded an asset impairment charge of $1.8 million and $1.1 million for the year ended December 31, 2004 and the three months ended March 31, 2005, respectively. The table above shows the balances net after the effect of the impairment charges. The fixed asset impairment charge related to Hardware and other equipment. (See Note 3 for further information.)

7.             Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2005, are as follows:

In thousands of U.S. dollars	Total	Solutions	Amen	Express
Balance as of December 31, 2004	$42,466	$30,830	$10,490	$1,146
Impairment charges related to continuing operations	(517)	—	(517)	—
Foreign exchange adjustment	(1,355)	(1,607)	252	—

Balance as of March 31, 2005	$40,594	$29,223	$10,225	$1,146

Impairments are discussed in greater detail within Note 3 of these consolidated financial statements.

8.             Intangible Assets, net

Intangible assets consisted of the following:

In thousands of U.S. dollars	December 31, 2004	March 31, 2005
Customer lists	$6,580	$6,229
Software	2,183	2,067
Tradename	1,062	1,004
Accumulated amortization	(1,130)	(2,262)

Intangible assets , net	$8,695	$7,038

The amortization expense for the three-month periods ended March 31, 2004 and 2005 was $0.2 and $0.1 million, respectively.  The Company amortizes customer lists, software and trade names over three to seven years, five years and ten years respectively. The Company recorded an asset impairment charge of $0.1 million and $0.8 million for the year ended December 31, 2004 and the three months ended March 31, 2005, respectively. The table above shows the balances net after the effect of the impairment charges. (See Note 3 for further information.)

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

	For the three months ended March 31,
In thousands of U.S. dollars	2004	2005

Net loss (as reported)	$(9,817)	$(11,416)
Add back: Total stock-based employee compensation expense determined under intrinsic value method	80	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(609)	(317)
Pro Forma net loss	$(10,346)	$(11,733)

Net loss per share, basic and diluted (as reported)	$(0.16)	$(0.19)
Net loss per share, basic and diluted (Pro Forma)	$(0.17)	$(0.19)

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

10.          Contingencies

Legal Proceedings

On November 5, 2001, the Company was named as a defendant in a class action lawsuit in the District Court for the Southern District of New York against VIA NET.WORKS, Inc., certain of the underwriters who supported our initial public offering (“IPO”) and certain of our officers, under the title O’Leary v. Via Net.works [sic] et al [01-CV-9720] (the “Complaint”). An amended complaint was filed in April 2002. The Complaint alleges that the prospectus we filed with our registration statement in connection with our IPO was materially false and misleading because it failed to disclose, among other things, that: (i) the named underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for the right to purchase large blocks of VIA IPO shares; and (ii) the named Underwriters had entered into agreements with certain of their customers to allocate VIA IPO shares in exchange for which the customers agreed to purchase additional VIA shares in the aftermarket at pre-determined prices (“Tie-in Arrangements”), thereby artificially inflating the Company’s stock price. The Complaint further alleges violations of

Sections 11, 12 (a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under arising out of the alleged failure to disclose and the alleged materially misleading disclosures made with respect to the commissions and the Tie-in Arrangements in the prospectus. The plaintiffs in this action seek monetary damages in an unspecified amount. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigation”). On June 30, 2003, the special litigation committee of the board of directors of the Company conditionally approved the global settlement between all plaintiffs and issuers in the IPO Litigations.  The special litigation committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation.  The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful by the plaintiffs.  Under the proposed settlement, the Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  In June 2004, a motion for preliminary approval of the settlement was filed with the Court. The underwriters filed a memorandum with the Court opposing preliminary approval of the settlement.  The court granted the preliminary approval on February 15, 2005, subject to certain modifications.  If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved.  Any direct financial impact of the proposed settlement is expected to be borne by our insurers.

PSINet Belgium, an indirect wholly-owned subsidiary of the Company, is a defendant in a lawsuit filed by Perceval Technologies N.V. regarding a commercial agreement entered into for the provision by Perceval of a DSL network in Belgium, Luxembourg and France.  The agreement of 15 March 2004, entered into prior to VIA’s acquisition of PSINet Belgium, was for the benefit of a customer of PSINet Belgium, and provided for a three-year term upon completion of a test phase. The customer was not satisfied with the results of the project and decided to stop the project, whereupon PSINet Belgium terminated the agreement with Perceval Technologies.  On February 28, 2005, Perceval brought a civil action before the commercial court of Brussels for the early termination of the contract and claims damage in the amount of €1.4 million plus €250,000 moral damages, plus interests, costs and attorneys’ fees. The Company  believes PSINet Belgium was entitled to terminate the agreement under the circumstances and that the allegations are without merit and have engaged counsel to defend the action.  If PSINet Belgium is determined to be liable or if the Company  concludes that a settlement is in its best interests, that subsidiary may incur substantial costs.

Guarantees

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, service providers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows and that this is the expectation for the future. Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2004 and the three months ended March 31, 2005, respectively, were not material to the Company’s financial position, results of operations or cash flows.

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

11.          Segment Reporting

VIA offers a variety of Internet access, managed bandwidth, web-hosting, Internet security and related services to businesses and consumers in Europe and the Americas. As of March 31, 2005, the Company served primary markets in nine countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web-hosting and design, Internet security and consulting services, and sale of third-party hardware and software.

In prior reporting periods, the Company’s internal management reporting structure was based on country operations and therefore the Company had provided segment information based on geographic regions.

Within the last quarter of 2004, management re-evaluated and amended its internal reporting structure and therefore changed its reportable segments and grouped all of the VIA legacy operating companies, except the US operation, and the newly acquired PSINet Europe operating companies into one operating segment – “Solutions”. The Company grouped its start-up VIA Express channel operations together with the legacy VIA US operations into one operating segment – “Express”. The Company grouped all of the Amen operating companies into one operating segment – “Amen”. The Company and its Chief Operating Decision Maker (“CODM”) evaluates the performance of its segments based on revenue and EBITDA before restructuring (“Adjusted EBITDA”). The Company’s CODM have been the Chief Executive Officer and the Chief Financial Officer throughout the year. Corporate expenses, which also include the regional companies holding Indefeasible Rights of Use (“IRU’s), are shown to reconcile to the total consolidated figures. Prior period amounts have been reclassified to conform to the current period presentation.

The table below presents information about the reported revenue, adjusted EBITDA, impairment and restructuring charges and assets from continuing operations of the Company’s operating segments for the three months ended March 31, 2004 and March 31, 2005. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts.

In thousands of U.S. dollars	Solutions	Express	Amen	Corporate	Total
Total assets as of December 31, 2004	$67,145	$3,711	$21,808	$27,789	120,453
Total assets as of March 31, 2005	60,556	3,519	19,158	23,514	106,747
Three months ended March 31, 2004:
Revenue	7,998	915	1,483	—	10,396
Adjusted EBITDA	(1,769)	(265)	411	(6,591)	(8,214)
Impairment and restructuring charges	—	—	—	(300)	(300)
Three months ended March 31, 2005:
Revenue	20,009	1,124	2,934	22	24,089
Adjusted EBITDA	(1,945)	(401)	442	(5,656)	(7,560)
Impairment and restructuring charges	(1,588)	—	(1,180)	(685)	(3,453)

Total assets include assets relating to VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG which have been classified as businesses held for sale as of March 31, 2005. Total assets relating to these entities, $1.8 million, have been included within the Solutions segment above.

The reconciliation between Adjusted EBITDA to net loss for continuing operations is as follows:

Three months ended March 31, 2004
Adjusted EBITDA	(8,214)
Impairment and restructuring charges	(300)
Depreciation and amortization	(1,838)
Interest income	106
Interest expense	(18)
Other income, net	34
Foreign currency losses, net	(3,326)
Income tax benefit	7
Net loss from continuing operations	(13,549)

Three months ended March 31, 2005
Adjusted EBITDA	(7,560)
Impairment and restructuring charges	(3,453)
Depreciation and amortization	(2,114)
Interest income	12
Interest expense	(172)
Other income, net	404
Foreign currency losses, net	(1,702)
Income tax expense	(30)
Net loss from continuing operations	(14,615)

12.          Subsequent events

On April 1, 2005, the Company sold its Swiss companies — VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG — to former managers and owners of the business, for a purchase price of CHF 3.5 million (approximately $3.1million).

On April 10, 2005, VIA NET.WORKS, Inc. entered into a letter of intent with Claranet Group Limited, a privately-held European Internet services provider based in the United Kingdom, to sell all of the Company’s remaining business operations in Europe and the United States.

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

On April 30, 2005, VIA NET.WORKS, Inc. entered into a sale and purchase agreement, or Sale Agreement, with Claranet Group Limited (Claranet), a privately-held European Internet services provider based in the United Kingdom, to sell all of the Company’sremaining  business operations in Europe and the United States (the Asset Sale).  The agreement followed on the letter of intent entered into between Claranet and VIA on April 10, 2005. The key terms of the proposed transaction, or the Claranet Sale, are disclosed within Note 1 of these consolidated financial statements.

On May 9, 2005, the Company filed a preliminary proxy statement with the Securities and Exchange Commission in respect of the Claranet Sale Agreement and the Asset Sale, a plan of complete dissolution and liquidation, a proposal for amendments to the Certificate of Incorporation to effect a reverse stock split, and the election of directors. On May 18, 2005, the SEC staff informed the Company that it was preparing comments on the preliminary proxy statement.  Although the Company has not yet received formal written comments, based on conversations between the Company’s management and SEC staff regarding the comments, the Company believes it will be in a position to file its definitive proxy statement before the end of May 2005.  In such case, the Company anticipates that the Closing will occur during the first week of July 2005. Otherwise, the Company anticipates that the Closing will take place during the first week of August 2005.

ITEM. 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included in Item 1 of this Form 10-Q. This discussion and the discussion in Item 1, Note 1, contain forward-looking statements, or statements that relate to future events or our future performance. These statements include, but are not limited to those relating to but are not limited to those relating to the agreement entered into by the Company to sell all of its businesses to Claranet Group Limited, the timing of that potential transaction and the anticipated net proceeds to shareholders arising out of that potential transaction.. These statements are only predictions or planned actions that are subject to a number of risks, uncertainties and other factors. Actual events or results may differ materially. Information regarding the risks, uncertainties and other factors that could cause actual results to differ from the results in these forward-looking statements are discussed in the “Risk Factors” described in Exhibit 99.1 on this Form 10-Q, as well as those described in the “Risk Factors” section of VIA’s 2004 Annual Report. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the Securities and Exchange Commission.

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

Proposed Sale of the Businesses; Interim Funding Arrangements

On April 30, 2005, VIA NET.WORKS, Inc. entered into a sale and purchase agreement, or Sale Agreement, with Claranet Group Limited (Claranet), a privately-held European Internet services provider based in the United Kingdom, to sell all of our business operations in Europe and the United States (the Asset Sale).  The agreement followed on the letter of intent entered into between Claranet and VIA on April 10, 2005. The following discussion is a summary of the material provisions of the Sale Agreement. This summary is qualified in its entirety by reference to the Sale Agreement, a copy of which is attached as Exhibit 99.1 to the Current Report on Form 8-K filed by VIA on May 3, 2005 with the Securities and Exchange Commission reporting the execution of the sale and purchase agreement.

The material provisions of the Sale Agreement are as follows:

Assets to be Sold Pursuant to the Sale Agreement

•      VIA would sell to Claranet all of our business operations in Europe and the U.S, which includes all of our subsidiary companies other than VIA NET.WORKS NY Corp, VIA NET.WORKS Holdco, Inc., Surftrade U.S.A. Inc. and our parent company, VIA NET.WORKS, Inc. The assets to be sold to Claranet consist of substantially all of our assets, properties and rights. Claranet would acquire certain assets and liabilities pertaining to our centralized back office financial and technical support systems that are owned by our group parent company, VIA NET.WORKS, Inc.  We would transfer employment contracts of certain headquarters personnel who are responsible for supporting the back office and technical support systems to appropriate VIA operating companies or Claranet will offer employment to such persons.

Treatment of Liabilities

•      Claranet would assume certain liabilities of our parent company, VIA NET.WORKS, Inc., including liabilities and obligations relating to the business operations being sold and employee contracts of certain headquarters personnel.  Claranet would not assume other liabilities, such as severance costs for other employees at the corporate headquarters, lease payments, outstanding liabilities from previous acquisitions, vendor bills relating to costs of being a public company and ongoing operating costs associated with winding down the corporate headquarters.

•      VIA would retain all other debts and liabilities of the group parent company, including but not limited to expenses relating to the headquarters office lease in Schiphol-Oost, VIA senior executives and all other headquarters staff, corporate vendors and professional advisors, and remaining payment obligations to sellers of the PSINet Europe group and the Amen group.

Purchase Price

•      Under the agreement, Claranet would pay VIA $26.4 million, less certain adjustments. In particular, the purchase price will be reduced by the amounts advanced to us by the Purchaser under the Euro 5.4 million ($7.0 million) working capital facility established by Claranet when the Sale Agreement was signed. Under this agreement we are obliged to monitor the level of working capital during the period between signing and the closing of the transaction as described below under “Termination of the Sale Agreement”. A schedule for advances under the facility is described below. The purchase price will also be adjusted for any funds withdrawn from or payments made by the subsidiaries being sold by or to our parent company or any subsidiaries not being sold.

•      Concurrent with the execution of the April 10, 2005 letter of intent, Claranet delivered a deposit of $3,000,000 to VIA in order to secure the rights to negotiate exclusively with us until April 30, 2005. The deposit was partially funded by the release of £1.0 million ($1.9 million) from the escrow established by Claranet in favor of VIA in connection with the purchase in September 2004 by Claranet of our legacy operations in the United Kingdom. The deposit will be forfeited by Claranet if the transaction does not close other than for our default or certain other conditions. Otherwise, the portion of the deposit in excess of the £1.0 million ($1.9 million) will be credited to the purchase price at closing.

Survival of Warranties and Other Claims; Limitations on Liability

•     We have made certain customary warranties in the Sale Agreement that generally survive for three months following closing, with certain exceptions for matters relating to tax and title to properties. VIA would not be liable for any breaches of warranties until the aggregate amount of all claims exceeds $1,000,000, and our maximum liability for all breaches would be limited to 33% of the purchase price (approximately $8.8 million).

Closing

•      The Asset Sale is conditioned upon the approval by our shareholders. In addition, the agreement contains customary pre-closing conditions relating to, among other things, accuracy of warranties and our compliance with the provisions of the Sale Agreement, including the conduct of the business pending the closing.

•      If the Asset Sale is approved and adopted by our shareholders, the closing will take place shortly after the shareholder meeting.  On May 9, 2005, we have filed our preliminary proxy statement with the Securities and Exchange Commission, or SEC.  On May 18, 2005, the SEC staff informed the Company that it was preparing comments on the preliminary proxy statement.  Although we have not yet received formal written comments, based on conversations between the our management and SEC staff regarding the comments we believe we will be in a position to file our definitive proxy statement before the end of May 2005. In such case, we anticipate that the closing would occur during the first week of July, 2005.  Otherwise, we would anticipate that the closing would take place during the first week of August, 2005.

Competing Offers

•      The Sale Agreement prohibits us from approaching or negotiating with any other potential purchaser, provided that our board may negotiate with a third party regarding an alternative offer if refusing to do so would, in the reasonable determination of our board upon advice of counsel, be reasonably likely to constitute a breach of fiduciary duties to our shareholders.

Termination of the Sale Agreement

•      Claranet is entitled, prior to the closing, to terminate the Sale Agreement in the event of

•      claims against VIA or a one of the companies being purchased in excess of $50,000, which had not been disclosed on or before April 7, 2005, and which exceed $1,000,000 in the aggregate

•      any increase in cash outflow of the companies being purchased as a whole, measured over the period from May 1, 2005 to the end of the most recently completed calendar month, as compared to the amounts in VIA’s working capital projections for such period of more than $1,250,000

•      loss or cancellation of customers contracts with annualized value in excess of $50,000 in an amount exceeding $1,800,000, net of new customer contract gains

•      bankruptcy of the parent company or any member of the VIA group

•      breach of an undertaking in the Sales Agreement or warranty where the losses to Claranet are likely to exceed $1,000,000; or a

•      material breach of the working capital facility agreement

Effect of Termination

•      In the event Claranet terminates the Sales Agreement in connection with any of the items listed above or if we terminate the Sales Agreement because we accept a competing offer, we must (a) reimburse the $3.0 million deposit to Claranet together with accrued interest on the deposit at a rate of 8% per annum, (b) pay a break fee of $500,000, (c) reimburse the costs and expenses incurred by Claranet in connection with the transaction up to $250,000, (d) pay back the amounts drawn against the financing facility, and (e) pay a $400,000 finance arrangement fee.

Terms of Financing Agreement

•      Concurrently with entering into the Sale Agreement, we entered into a Facility Agreement with Claranet under which it is permitted to borrow up to Euro 5.4 million ($7.0 million) for working capital requirements. The facility is stated in Euro funds and will be made available according to the following schedule, stated in USD equivalent on the basis of a Euro to USD exchange rate of $1.303 per Euro:

Date	Amount of aggregate funds available, including prior borrowings:
June 10, 2005 to June 23, 2005 (inclusive):	$1,200,000
June 24, 2005 to July 9, 2005 (inclusive):	2,500,000
July 10, 2005 to July 23, 2005 (inclusive):	4,200,000
July 24, 2005 to August 9, 2005 (inclusive):	5,700,000
August 10, 2005 to termination (inclusive):	7,000,000

•      The amount of funds made available to us and for which we will have to repay Claranet upon a closing may materially differ depending on the currency exchange rate movements prior to the closing.

As permitted under the Facility Agreement, we have delivered a request to Claranet to accelerate the first draw to June 1, 2005.  Funds advanced under this facility are secured by our pledge of all of our ownership interest in certain of our Dutch, French, Belgian and German subsidiaries. Funds advanced bear interest at a rate of 8% per annum, compounded daily. All amounts outstanding under the facility will be deducted from the purchase price payable by Claranet at the closing.

•      If the closing has not occurred by the earlier of September 9, 2005 or the date the Sale Agreement is terminated in accordance with its terms, we will be required to pay Claranet an arrangement fee of $400,000. Following a termination of the Sale Agreement, Claranet may immediately cancel the facility and all amounts there under come due upon 20 or 40 days notice to VIA, depending on the circumstances of the termination.

In the proxy statement we intend to deliver to our shareholders, we will request approval of, among other things, the Asset Sale and a plan of complete dissolution and liquidation of the Company.  If we receive approval from our shareholders, we will seek to close the transaction shortly after the shareholder’s meeting and use the net proceeds to pay off the remaining liabilities of the Company and shut down our corporate headquarters and terminate the remaining employees.  Remaining funds will then be distributed to our shareholders. An analysis of the estimated net remaining funds available for distribution to our shareholders if the Asset Sale is closed will be included in the proxy statement to be distributed to our shareholders in connection with the proposed shareholder meeting.  The closing of the Asset Sale is subject to a number of conditions, which might not be satisfied.  Please see the risk factors noted in the attached Exhibit 99.1 to this Form 10-Q for a discussion of possible outcomes if the Asset Sale does not occur.

During and subsequent to the end of the quarter ended March 31, 2005, we have engaged in discussions with the former owners of the PSINet Europe companies with a view toward renegotiating the Euro 6.0 million zero coupon convertible note obligation we entered into in connection with our acquisition of the five PSINet Europe companies on August 20, 2004.  The unsecured zero coupon convertible note of Euro 6.0 million ($7.8 million) is due in full November 20, 2005, subject to offset for any claims we might have at that date for any breach of warranties or for any indemnification obligations the sellers have undertaken in connection with the sale transaction. Taking into account VIA’s current financial position, among other things, the sellers have agreed in principal to compromise the payment to be due under the note. Under the proposed settlement, VIA would make a cash payment of approximately $2.0 million and issue 6,713,980 of common shares to the holder of the note at or immediately after the closing of the Asset Sale; the cash payment and share issuance would be in full satisfaction of the note.  In exchange for the compromise of the note obligation, VIA would release the sellers of all present and future claims we now or in the future may have under the purchase agreement under which we acquired the PSINet Europe companies, including any warranty or indemnification claims.  All current and future third party claims that would have been subject to such indemnification or warranty protection would then be for our account.  This settlement and release has not yet been set forth in a binding agreement and may not occur on the expected terms or at all.

Upon completion of the Asset Sale, we expect to record a loss in the statement of operations for the three months ending September 30, 2005 of $31.6 million, relating to amounts previously recorded in accumulated other comprehensive loss.  As of March 31, 2005, we have $31.6 million of cumulative translation losses recorded in respect of these businesses.

On April 1, 2005, the Company sold its Swiss companies — VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG — to former managers and owners of the business, for a purchase price of CHF3.5 million (approximately  $3.1million). Upon completion of the VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG sale, we expect to record a loss in the statement of operations for the three months ending June 30, 2005, relating to amounts previously recorded in accumulated other comprehensive loss.

In reaction to the April 11, 2005 announcement of the proposed Asset Sale, a number of managers and employees of VIA’s

Amen group formed a strike against Amen, seeking employment security guarantees from Claranet, among other things.  VIA has obtained the support of staff from other members of the VIA group to fill in for the striking workers to ensure the continuation of technical and customer support.  As of May 20, 2005, the strike has continued.  We believe that we will be able to resolve the matter satisfactorily without undue cost or impairment to the Amen business.

Recent Changes in Our Operations

In the third quarter of 2004, we sold VIA NET.WORKS UK Ltd. and during the year ended December 31, 2004, we liquidated Surftrade Ltda., Surftrade Portugal and VIA NET.WORKS Holding Cayman. On April 1, 2005, we announced the sale of two of our Swiss companies — VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG — to former managers and owners of the business. These operations are accounted for as discontinued operations and have been excluded from the financial results from continuing operations, as well as the financial results for the comparative prior period. We acquired Amen in January 2004 which has operations in France, the United Kingdom, Spain, and Italy. In addition, in August 2004 we acquired certain PSINet Europe operations, in Belgium, Germany, the Netherlands, Switzerland and France. The following table shows the revenue contribution from each of our continuing operations in the Company’s countries of domicile (origin). As of March 31, 2005 we owned 100% of all our operations.

Revenues by Country of Origin

Country	Percentages of Total Revenue from continuing operations for the Three Months Ended March 31, 2004	Percentages of Total Revenue from continuing operations for the Three Months Ended March 31, 2005

France	28%	19%
Germany	19%	25%
The Netherlands	22%	25%
Portugal	15%	8%
Spain	5%	3%
Switzerland	0%	9%
United Kingdom	2%	1%
United States	9%	4%
Belgium	0%	6%

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared with the three months ended March 31, 2005

Foreign Currency Impact

Foreign exchange rates can vary significantly and impact our results of operations, which are reported in U.S. dollars. As a percentage of consolidated revenues, we had continuing operations conducting business in the following underlying currencies:

	Three months ended
	March 31, 2004	March 31, 2005

Euro	89%	86%
British pounds	2%	1%
Swiss Francs	0%	9%
U.S. Dollars	9%	4%

	100%	100%

The Euro varied by approximately 7% in relation to the U.S. dollar in the three months ended March 31, 2005 and by approximately 7% in the three months ended March 31, 2004. The Swiss Franc varied by approximately 9% in relation to the U.S. dollar in the three months ended March 31, 2005 and by approximately 8% in the three months ended March 31, 2004. The British pound varied by approximately 5% in relation to the U.S. dollar in the three months ended March 31, 2005 and by approximately 8% in the three months ended March 31, 2004. These exchange rate fluctuations have a significant impact on our reported results of operations, including revenue, expenses and net loss.

The average Euro-to-U.S. dollar foreign exchange rate for the three months ended March 31, 2005 was 5% higher than the average Euro-to-U.S. dollar foreign exchange rate for three months ended March 31, 2004. The average Swiss Franc-to-U.S. dollar foreign exchange rate for the three months ended March 31, 2005 was 6% higher than the average Swiss Franc-to-U.S. dollar foreign exchange rate for three months ended March 31, 2004. The average British pound-to-U.S. dollar foreign exchange rate for the three months ended March 31, 2005 was 3% higher than the average British pound-to-U.S. dollar foreign exchange rate for the three months ended March 31, 2004.  The effect of the weakening of the U.S. dollar is that revenues, operating costs and expenses and operating profits and losses in operations with a functional currency other than U.S. dollars translate into larger U.S. dollar amounts than would have been the case had foreign exchange rates remained unchanged.

Revenue:

	Three months ended
	March 31, 2004	March 31, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars )
Revenue	10,396	24,089	132%

We derive our revenue from the sale of Internet-related goods and services, specifically third party hardware and software and Internet connectivity services, other Internet value-added services, such as hosting, security and IP VPN, and voice services.

Revenue for the three months ended March 31, 2005 was $24.1 million as compared to $10.4 million for the three months ended March 31, 2004. The increase in revenues quarter over quarter is mostly attributable to the revenues we recorded in the first quarter of 2005 that are attributable to the PSINet Europe business, which we acquired in August 2004 (impact of $11.2 million). In addition, the average Euro to U.S. dollar foreign exchange rate and Swiss Franc to U.S. dollar foreign exchange rate for the three months ended March 31, 2005 have strengthened by approximately 5% and 6% respectively when compared to the same period last year positively impacting revenues during the first quarter of 2005 by approximately $0.6 million. The remainder of the increase in revenues is explained by the increase of underlying revenues for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, notably in the Amen business, which we acquired at the end of January 2004, and from increases in revenues in Portugal and the Netherlands, offset by decreases in underlying revenues in Germany and France.

Amen revenues, excluding the impact of foreign exchange, increased by $1.6 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. $0.9 million of the increase of the Amen revenue is explained by the three months of revenues which we recorded during the quarter ended March 31, 2005 as compared to two months of revenues which we recorded during the quarter ended March 31, 2004. The remainder of the increase of the Amen revenues of $0.7 million is explained by the growth of customer total and the broadening of its product offering. Portugal revenues, excluding the impact of foreign exchange, increased by 15%, or $0.3 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004, due to an increase of the sale of internet subscriptions, web hosting products and leased lines. Netherlands revenues, excluding the impact of foreign exchange, increased by 12%, or $0.3 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004, due to the results of marketing campaigns and reduced levels of credit notes issued as a result of process improvements.

German revenues, excluding the impact of foreign exchange, decreased by 4%, or $0.1 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This revenue reduction is due to customer cancellations and price erosion. French revenues, excluding the impact of foreign exchange and the acquisition of Amen’s French business, decreased by 11%, or $0.2 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004, due to customer churn and fewer hardware and software sales.

OPERATING COSTS AND EXPENSES:

Internet services:

	Three months ended
	March 31, 2004	March 31, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Internet services	5,346	12,189	128%
% of Total Revenue	51%	51%

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

Our Internet services costs were $12.2 million or 51% of revenues for the three months ended March 31, 2005 as compared to $5.3 million or 51% of Internet service costs for the three months ended March 31, 2004. The increase in Internet services costs is mostly attributable to the Internet services costs of the PSINet Europe business acquired in August 2004 (impact of $5.6 million) and also to the translation impact of foreign currency movements. Excluding PSINet Europe’s Internet services costs and the adverse impact of the strengthening Euro and Swiss Franc to U.S. dollar foreign currency exchange rates of $0.3 million, Internet services costs have increased for the three months ended March 31, 2005 from the three months ended March 31, 2004 primarily due to Amen Internet service costs, which, excluding the impact of foreign exchange, increased by $0.7 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. $0.3 million of the increase of the Amen Internet service costs increase is explained by the three months of Internet service costs which we recorded during the quarter ended March 31, 2005 as compared to two months of Internet service costs which we recorded during the quarter ended March 31, 2004. In addition, the remainder of the increase of Internet service costs is explained by higher customer network usage in our Portugal and Netherlands operations.

Selling, general and administrative:

	Three months ended
	March 31, 2004	March 31, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Selling, general & administrative	13,264	19,460	47%
% of Total Revenue	128%	81%

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

We incurred SG&A expenses of $19.5 million for the three months ended March 31, 2005, a 47% increase from the $13.3 million we incurred for the three months ended March 31, 2004. The increase in SG&A expenses quarter over quarter is mostly attributable to the expenses associated with the PSINet Europe business that we acquired in August 2004 (impact of $7.3 million) and partly due to the strengthening of the Euro and British pound to U.S. dollar foreign currency exchange rates of approximately $0.2 million. The balance of the difference, quarter over quarter, is attributable to a decrease in compensation and marketing expenses, partially offset by an increase in professional fees.

Compensation expense, which accounted for approximately 54% and 48% of total SG&A costs, or $10.5 million and $6.4 million, for the three months ended March 31, 2005 and 2004, respectively, increased by approximately 64% due to the PSINet Europe acquisition, an increase of Amen compensation expenses, explained by the three months of compensation expense which we recorded during the quarter ended March 31, 2005 as compared to two months of compensation expense which we recorded during the quarter ended March 31, 2004 and the strengthening of the Euro and British pound to U.S. dollar foreign currency exchange rates. Excluding these factors, compensation expense has decreased by approximately 17% primarily due to head count reductions. Headcount (excluding PSINet Europe and the discontinued VIA Switzerland operations) decreased by approximately 18% from March 31, 2004 to March 31, 2005. Compensation expense did not reduce by the same percentage due to higher one-off severance payments made in the three months ended March 31, 2005.

Professional fees, related to legal, audit, outsourcing and other consulting fees, accounted for approximately 18% of total SG&A for the three months ended March 31, 2005 and for approximately 13% of total SG&A for the three months ended March 31, 2004. The increase in professional fees of 96% for the three months ended March 31, 2005, compared to the three months ended March 31, 2004 relates to professional fees of $0.5 million associated with the PSINet Europe business, the strengthening of the Euro and British pound to U.S. dollar foreign currency exchange rates of $0.1 million and consulting fees of $1.0 million at the corporate headquarters in relation to obtain new financing to address an urgent liquidity problem.

In the three months ended March 31, 2005, marketing expenses, excluding PSINet Europe marketing expenses of $0.1 million, decreased by approximately $0.4 million, or 42%, from the three months ended March 31, 2004, due to the decreased number of marketing campaigns during the three months ended March 31, 2005.

Impairment and restructuring charges:

	Three months ended
	March 31, 2004	March 31, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Impairment and restructuring charges	300	3,453	1,051%
% of Total Revenue	3%	14%

During the three months ended March 31, 2005, we recorded restructuring and impairment charges of $3.5 million. Restructuring charges of $1.1 million for the three months ended March 31, 2005, related to severance payments at our corporate headquarters and our Netherlands operation, costs for future operating lease obligations in or Netherlands operation and transition implementation costs for back-office initiatives. During the first quarter of 2005, management concluded that an impairment had occurred in our Solutions and Amen operating units. As a result, we recorded an impairment charge of $0.5 million related to the goodwill in the Amen operating unit and an intangible fixed asset impairment charge of $0.8 million and a tangible fixed asset impairment charge of $1.1 million. $0.3 million of the intangible fixed asset impairment charge and $0.9 million of the tangible fixed asset impairment charge relate to the Solutions channel and $0.5 million of the intangible fixed asset impairment charge and $0.2 million of the tangible fixed asset impairment charge relate to the Amen Channel.

During the three months ended March 31, 2004, we recorded restructuring charges of $0.3 million, relating to severance payments at corporate headquarters and transition implementation costs for back-office integration initiatives.

Depreciation and amortization:

	Three months ended
	March 31, 2004	March 31, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Depreciation and amortization	1,838	2,114	15%
% of Total Revenue	18%	9%

We recognize depreciation expense primarily related to telecommunications equipment, computers and network infrastructure. We depreciate telecommunications equipment and computers over their useful lives, ranging from three to five years. The cost of network infrastructure, net of impairment charges, purchased under indefeasible right of use agreements, or IRUs, is being amortized over the lesser of the estimated useful life or term of the agreement, 1 to 25 years. We amortize customer lists, software and trade names over seven years, five years and ten years respectively.

Our depreciation and amortization expense was $2.1 million for the three months ended March 31, 2005, up from $1.8 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, $2.0 million related to the depreciation of fixed assets and $0.1 million related to the amortization of intangible assets. For the three months ended March 31, 2004, $1.6 million related to the depreciation of fixed assets and $0.2 million related to the amortization of intangible assets. The increase in total depreciation and amortization expense is primarily due to the acquisition of PSINet Europe, resulting in amortization of identified intangible assets and depreciation of tangible fixed assets totaling $0.7 million. Excluding PSINet and Amen, the depreciation and amortization expense decreased during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to a lower asset base.

Interest income (expense), net:

	Three months ended
	March 31, 2004	March 31, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)

Interest income (expense), net	88	(160)	(281)%
% of Total Revenue	1%	(1)%

For the three months ended March 31, 2005, we earned $12,000 in interest income, compared to interest income of $0.1 million for the three months ended March 31, 2004. Interest income was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in interest income is the result of the decrease in the available cash for investing. We also incurred $0.2 million of interest expense for the three months ended March 31, 2005, as compared to $18,000 of interest expense incurred in the three months ended March 31, 2004. Interest expense of $0.1 million incurred in the three months ended March 31, 2005 relates primarily to the imputed interest of 5.27% associated with the Euro 6 million zero coupon convertible note issued in connection with the acquisition of the PSINet Europe companies. In addition, $0.1 million of interest expense relates to the imputed interest of 7.38% associated with a long term IRU obligation.

Other income, net:

	Three months ended
	March 31, 2004	March 31, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Other income, net	34	404	1,088%
% of Total Revenue	0%	2%

For the three months ended March 31, 2005, we earned other income, net in the amount of $0.4 million related to the proceeds from the sale of a customer list of $0.2 million in our Portugal operation and a number of smaller amounts in our other operations. For the three months ended March 31, 2004, we earned other income, net of $34,000.

Foreign currency losses, net:

	Three months ended
	March 31, 2004	March 31, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Foreign currency losses, net	(3,326)	(1,702)	(49)%
% of Total Revenue	(32)%	(7)%

We recognized a $1.7 million foreign currency loss for the three months ended March 31, 2005, as compared to a loss of $3.3 million for the three months ended March 31, 2004. The change from period to period was primarily due to the fluctuation in the exchange rate of the Euro and Swiss Franc as compared to the U.S. dollar and its impact on the revaluation of our Euro and Swiss Franc denominated intercompany balances held by the parent company and on our Euro denominated cash accounts. See ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Foreign Currency Exchange Risks for more information.

We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. At March 31, 2005, the parent company maintained a Euro cash reserve of Euro 0.2 million ($0.3 million).

Income tax benefit:

	Three months ended
	March 31, 2004	March 31, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)
Income tax benefit (expense)	7	(30)	(530)%
% of Total Revenue	0%	0%

During the three months ended March 31, 2005, we incurred $30,000 of tax expense, as compared to $7,000 of income tax benefits during the three months ended March 31, 2004. The effective tax rate for the Company is 0%. This is primarily caused by net operating losses for the current year and prior years arising in the U.S. and international subsidiaries.

Liquidity and Capital Resources

Liquidity

Negative Total Cash Flow, Urgent Liquidity Needs, Proposed Sale. VIA began 2005 with $15.5 million in cash and cash equivalents and $5.1 million in restricted cash. We had a net decrease in cash and cash equivalents over the three months ended March 31, 2005 of $7.7 million, comprised primarily of $7.0 million of net cash used in operating activities, leaving us with $7.8 million in cash and cash equivalents and $4.1 million in restricted cash at March 31, 2005. Of the $7.8 million in cash and cash equivalents, $1.8 million was held at the group parent company. This compares to a net decrease in cash and cash equivalents over the three months ended March 31, 2004 of $18.9 million, comprised primarily of $8.8 million of net cash used in operating activities and $9.7 million of net cash used in investing activities.

Restricted cash of $4.1 million and $5.1 million at March 31, 2005 and March 31, 2004 respectively represents amounts held on deposit with banking institutions as security for operating leases, leased properties, key suppliers and a bank guarantee for the earn-out payments to the former shareholders of Amen.

During 2004, we stated our expectations that we would reach the point of positive cash flows by mid-2005, conditioned on the achievement of new and incremental revenues, which we anticipated generating from our new sales and product strategy, and further reductions in expenses.  However, as VIA’s cash reserves began to run out, we did not have the ability to implement the additional sales and marketing efforts we had planned or the expected restructuring that would reduce expenses. Accordingly, VIA has not been able to make progress towards positive cash flow that had been anticipated.

We announced on March 17, 2005, a combination of factors including unanticipated revenue shortfalls in certain of our legacy VIA companies and our new VIA Express business would leave the Company with insufficient cash reserves in early April 2005 to fund our ongoing expenditures and continue the Company as a going concern. We also announced that we were working with our professional advisors to obtain new financing to address the issue. See ITEM 1, Note 1 to the condensed consolidated financial statements and ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On April 1, 2005, the Company announced the sale of two of its Swiss companies — VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG — to former managers and owners of the business, for a purchase price of CHF 3.5 million ($3.1 million).  The net proceeds of the sale provided VIA with additional liquidity to continue its discussions for refinancing and sale transactions.

On April 30, 2005, VIA NET.WORKS, Inc. entered into a sale and purchase agreement, or Sale Agreement, with Claranet Group Limited (Claranet), a privately-held European Internet services provider based in the United Kingdom, to sell all of our business operations in Europe and the United States (the Asset Sale).  The agreement followed on the letter of intent entered into between Claranet and VIA on April 10, 2005. See ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for the key terms of the Claranet Sale. Concurrent with the execution of the April 10, 2005 letter of intent, Claranet delivered a deposit of $3,000,000 to VIA in order to secure the rights to negotiate exclusively with us until April 30, 2005. The deposit was partially funded by the release of £1.0 million ($1.9 million) from the escrow established by Claranet in favor of VIA in connection with the purchase in September 2004 by Claranet of our legacy operations in the United Kingdom. The deposit will be forfeited by Claranet if the transaction does not close other than for our default or certain other conditions. Otherwise, the portion of the deposit in excess of the £1.0 million ($1.9 million) will be credited to the purchase price at closing.

The purchase price under the Claranet agreement is $26.4 million, less certain adjustments. In particular, the purchase price will be reduced by the amounts advanced to us by the Purchaser under the $7.0 million working capital facility established by Claranet when the Sale Agreement was signed. All or a substantial portion of the deposit and working capital facility may be utilized to maintain day to day operations of the Company through the closing of the transaction, depending upon the timing of closing. We expect to begin drawing funds under the working capital facility in early June.

The Asset Sale is conditional upon approval by our shareholders. If the Asset Sale is approved and adopted by our shareholders, the closing will take place shortly after the shareholder meeting. On May 9, 2005, we have filed our preliminary proxy statement with the Securities and Exchange Commission, or SEC.  On May 18, 2005, the SEC staff informed the Company that it was preparing comments on the preliminary proxy statement.  Although we have not yet received formal written comments, based on conversations between the our management and SEC staff regarding the comments we believe we will be in a position to file our definitive proxy statement before the end of May 2005.  In such case, we anticipate that the closing would occur during the first week of July, 2005.  Otherwise, we would anticipate that the closing would take place during the first week of August, 2005. If we received approval from our shareholders, we would close the transaction and use the net proceeds to pay off the remaining liabilities of the Company and shut down our corporate headquarters and terminate the remaining employees.  Remaining funds would then be distributed to our shareholders in accordance with Delaware law. A more detailed explanation of the process of liquidation and dissolution of the Company will be provided in the definitive proxy statement to be distributed to the shareholders of the Company.

If the Claranet Sale does not receive approval of our shareholders, we would look to other alternative solutions to our liquidity issues, including  seeking a new buyer of all or some of our businesses or the Company as a whole or new financing to enable the Company to reach the point of generating positive cash flows and self-sustainability.  In order for us to achieve consolidated positive cash flow, and in light of reduced expectations in revenue generation from our VIA Express channel, we would be required to substantially reduce our operating expenses through a further elimination of headcount in certain operations and in our headquarters staff. However, reduction of staff would require VIA to make employment termination payments of material amounts and we currently do not have the cash resources to implement this cost savings plan.  We would seek to raise new equity or debt financing in a short period of time, which may not be available to us. Without new capital in the short term, we would not be able to continue to operate as a going concern.

During and subsequent to the end of the quarter ended March 31, 2005, we have engaged in discussions with the former owners of the PSINet Europe companies with a view toward renegotiating the Euro 6.0 million ($7.8 million) zero coupon convertible note obligation.  Taking into account VIA’s current financial position, among other things, the sellers have agreed in principal to compromise the payment to be due under the note. Under the proposed settlement, VIA would make a cash payment of approximately $2.0 million and issue 6,713,980 of common shares to the holder of the note at or immediately after the closing of the Asset Sale; the cash payment and share issuance would be in full satisfaction of the note.  In exchange for the compromise of the note obligation, VIA would release the sellers of all present and future claims we now or in the may have future have under the purchase agreement under which we acquired the PSINet Europe companies, including any warranty or indemnification claims.  If the note renegotiation is completed as currently proposed, the contractual indemnifications and warranties provided by the sellers of the PSINet Europe companies under the purchase agreement would be waived and released and any third party claims that would have been subject to such indemnification or warranty protection would then be for our account.

Uses and Sources of Cash. Cash used in operating activities was $7.0 million for the three months ended March 31, 2005 and $8.8 million for the three months ended March 31, 2004. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, these losses include some significant non-cash items such as depreciation, amortization, provision for doubtful accounts receivable, impairment and unrealized foreign currency transaction gains.

Cash used in investing activities was $9,000 for the three months ended March 31, 2005 and $9.7 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, we used $1.3 million of cash in relation to the finalization of the working capital balance for the acquisition of PSINet Europe during 2004, used cash of $1.0 million to purchase tangible fixed assets and received cash of $1.3 million from the sale of VIA NET.WORKS, Inc. after resolution of a working capital contingency. For the three months ended March 31, 2004, we used cash of $7.7 million to acquire 100% of the issued and outstanding shares of the Amen Group and used cash of $1.7 million to purchase tangible fixed assets.

We used cash from financing activities of $0.5 million for the three months ended March 31, 2005. We received cash in financing activities of $0.3 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, $0.5 million was used for repayments of debt and capital lease obligations. In the three months ended March 31, 2004, cash was received primarily from the issuance of common stock.

The foregoing statements regarding our liquidity and possible need for additional capital resources are forward-looking statements based on our current expectations, which involve certain risks and uncertainties. Actual results and the timing of these events could differ materially from these forward-looking statements depending upon certain factors that we cannot predict, including the nature, size and timing of future acquisitions and dispositions, if any, our future net income and our success in executing our Strategic Plan as well as other factors discussed in “Risk Factors” described in Exhibit 99-1 on this Form 10-Q, as well as those described in the “Risk Factors” section of our 2004 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion relates to any changes in our exposure to market risk, related to changes in interest rates and changes in foreign exchange rates from that disclosed in our 2004 Annual Report. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially due to a number of factors, as set forth in the “Risk Factors” included as Exhibit 99.1 on this Form 10-Q and included in the “Risk Factors” section of our 2004 Annual Report.

Foreign Currency Exchange Risks

Transaction risks

The parent company’s cash balances consist of Euros, Swiss Francs, British Pounds and U.S. dollars. The Euro, Swiss Franc bank account is revalued each month and the resultant gain or loss is reflected in the condensed consolidated statements of operations as “Foreign currency gains/(losses), net.” This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. For example, as of March 31, 2005, a 10% increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of approximately $6.6 million. The change in exposure from period to period is related to the change in the balance of the Euro cash and intercompany accounts. At March 31, 2005, the Company held approximately Euro 7.0 million in the Euro cash account, CHF 1.8 million in the Swiss Franc cash account and GBP 0.7 million in the GBP cash account and remains exposed to changes in the foreign currency rate. However, such rate fluctuations should have a smaller impact in future as the balances have continued to reduce.

The fluctuation in the exchange rates resulted in foreign currency losses reflected in the consolidated statements of operations as “Foreign currency gains losses, net” of $3.3 million and $1.7 million for the three months ended March 31, 2004 and 2005 respectively.

Translation risks

The financial statements of the Company’s local operating subsidiaries with a functional currency other than U.S. dollars are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue and expenses are translated at the period’s average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign currency translation adjustments are reclassified into the statement of operations when the underlying investment is sold or substantially liquidated. Upon completion of the VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG sale, we expect to record a loss in the statement of operations for the three months ending June 30, 2005, relating to amounts previously recorded in accumulated other comprehensive loss. Similarly, in the three months ending September 30, 2005, we anticipate a loss of $31.6 million upon completion of the Claranet sale.

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected as a component of accumulated other comprehensive gain in stockholders’ equity, net of $1.9 million and $ 2.3 million for the three months ended March 31, 2004 and 2005 respectively.

Exchange rates can vary significantly. The Euro high and low rates varied by approximately 7% in relation to the U.S. dollar during the three months ended March 31, 2005. The Swiss Franc high and low rates varied by approximately 9% in relation to the U.S. dollar during the three months ended March 31, 2005. This variation affects the average exchange rates used to translate the income statements of our operating companies whose functional currency is not U.S. dollars. At March 31, 2005, the Euro to U.S. dollar exchange rate was approximately 6% above where it was at March 31, 2004 and the Swiss Franc to U.S. dollar exchange rate was approximately 7% above where it was at March 31, 2004. This variation affects the ending exchange rates used to translate amounts on the balance sheet of our operating companies whose functional currency is not U.S. dollars. Future changes in the value of the Euro and Swiss Franc could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

Hedging against foreign exchange risks

For the three months ended March 31, 2005 we did not actively manage our exposure to foreign currency translation risks that affect our reported results, which result in no cash impact unless the operation is sold. We have in the past considered insurance and financial risk products to manage this risk, but determined such products to be prohibitively expensive. We currently have no hedging arrangements or derivatives in place to address this form of translation risk.

The parent company maintains an Euro cash balance, a Swiss Franc cash balance and a British Pound balance to meet the working capital requirements of the operating subsidiaries with a Euro, Swiss Franc or British Pound functional currency. The parent company maintains its remaining cash resources in U.S. dollars.

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

We have evaluated, with the oversight of our CEO and CFO, the effectiveness of our Disclosure Controls and Procedures as of March 31, 2005.  In designing and evaluating the Disclosure Controls and Procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures.  In addition, we recognize that Disclosure Controls and Procedures by their nature can provide only reasonable assurance that our information flow objectives are met. As of March 31, 2005 our CEO and CFO have concluded that our Disclosure Controls and Procedures are effective in all material respects.

During the year ended December 31, 2004, we acquired the Amen group of companies and the operations of PSINet Europe in Switzerland, Germany, The Netherlands, Belgium and France, and we have disposed of our subsidiary VIA NET.WORKS (UK) Ltd.  Post acquisition, we have conducted an initial assessment of the internal control environments and Disclosure Controls and Procedures of both the Amen group and the acquired PSINet businesses.  Based on this assessment, we concluded that these additions and the disposal of the UK business had neither materially affected, nor were reasonably likely to materially affect, our internal control over financial reporting.

We have completed the back-office systems implementation for our newly acquired PSINet businesses during the three months ended March 31, 2005. The remaining VIA legacy business in Switzerland was subsequently sold on April 1, 2005 back to the former owners and is therefore now outside the scope of the back office systems migration project.

We believe that our current controls and procedures enable us to present our financial results fairly in all material respects, as required by U.S. generally accepted accounting principles.

PART II

Item 1. Legal Proceedings

There have been no significant developments regarding legal proceedings since the filing of VIA’s Form 10-K on April 26, 2005. See note 11 to the condensed consolidated financial statements for further information.

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

The net offering proceeds after deducting the expenses and underwriting discounts and commissions was approximately $333.0 million. From the effective date of the initial public offering through March 31, 2005, we have used $110.7 million for acquisitions of other businesses, including the repayment of debt for acquisitions we made in 1999, increases in our investment in various partially owned subsidiaries, $60.7 million for capital expenditures and approximately $167.8 million to fund operating losses.

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

b) Reports on Form 8-K

We filed four reports on Form 8-K during the three months ended March 31, 2005. On January 31, 2005, we filed a Form 8-K announcing that our Board of Directors appointed Raymond Walsh as Chief Executive Officer of the Company. On February 3, 2005, we filed a Form 8-K announcing that Erik M. Torgerson submitted his resignation and stepped down from the Board of Directors of the Company.  On March 15, 2005, we filed a Form 8-K announcing that the Company entered into an employment agreement with Raymond Walsh.  On March 18, 2005, we filed a Form 8-K announcing that the Company issued a press release to announce that it is working with its professional advisors to obtain new financing to address an urgent liquidity problem and that it also is considering the sale of part or all of its business, among other alternatives.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VIA NET.WORKS, INC.

Date: May 20, 2005	By:	/s/ Ray Walsh
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2005	By:	/s/ Cameron Mackenzie
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors