Form 10-Q/A
period 2005-03-31
VIA NET WORKS INC
filed 2005-06-02
CIK 1098402

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Form 10-Q/A for the quarter ended March 31, 2005 is filed solely for the purpose of amending Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, Part I Item 4 “Controls and Procedures” and Part II Item 6 “Exhibits and Reports on Form 8-K” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 20, 2005 (the “First Quarter 10-Q”) in response to comments received from the Securities and Exchange Commission. No change is otherwise made to Part I or Part II of the First Quarter 10-Q. This Form 10-Q/A speaks as of the original filing date and has not been otherwise updated to reflect events occurring subsequent to the original filing date.

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

On April 1, 2005, the Company announced the sale of two of its Swiss companies—VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG—to former managers and owners of the business, for a purchase price of CHF 3.5 million ($3.1 million). The net proceeds of the sale provided VIA with additional liquidity to continue its discussions for refinancing and sale transactions.

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

2005

VIA NET.WORKS SWITZERLAND

On April 1, 2005, the Company announced the sale of two of its Swiss companies—VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG—to former managers and owners of the business, for a purchase price of CHF 3.5 million ($3.1 million). VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG results would have been reported in our Solutions segment. The Company sold the Swiss operations due to working capital shortfalls. The net proceeds of the sale provided VIA with additional liquidity to continue its operations, while the Company continued discussions for refinancing and sale transactions.

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

3.   Impairment and Restructuring Charges

Impairment charges:

	Three months ended March 31,
	2004	2005
	In thousands of U.S. dollars
Fixed assets and intangible assets	$—	$1,850
Goodwill	—	517
Total impairment charges	$—	$2,367

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
	In thousands of U.S. dollars
Employee termination payments	243	151	(200)	1	195
Future operating lease obligations	276	—	(65)	—	211
Other	121	149	(114)	—	156
Total restructuring charges	$640	$300	$(379)	$1	$562

	Balance at December 31, 2004	Additions/ Releases	Cash utilized	Foreign exchange	Balance at March 31, 2005
	In thousands of U.S. dollars
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

5.   Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2004 and 2005 was as follows:

	Three months ended March 31,
	2004	2005
	In thousands of U.S. dollars
Net loss	$(9,817)	$(11,416)
Foreign currency translation adjustment gains	1,926	2,328
Comprehensive loss	$(7,891)	$(9,088)

6.   Property and Equipment, net

Property and equipment consisted of the following:

	December 31, 2004	March 31, 2005
	In thousands of U.S. dollars
Hardware and other equipment	$19,586	$17,061
Network and data center assets	8,330	9,088
Software	17,237	17,109
Furniture and fixtures	1,186	916
	46,339	44,174
Accumulated depreciation	(33,274)	(33,028)
Property and equipment, net	$13,065	$11,146

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

7.   Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2005, are as follows:

	Total	Solutions	Amen	Express
	In thousands of U.S. dollars
Balance as of December 31, 2004	$42,466	$30,830	$10,490	$1,146
Impairment charges related to continuing operations	(517)	—	(517)	—
Foreign exchange adjustment	(1,355)	(1,607)	252	—
Balance as of March 31, 2005	$40,594	$29,223	$10,225	$1,146

Impairments are discussed in greater detail within Note 3 of these consolidated financial statements.

8.   Intangible Assets, net

Intangible assets consisted of the following:

	December 31, 2004	March 31, 2005
	In thousands of U.S. dollars
Customer lists	$6,580	$6,229
Software	2,183	2,067
Tradename	1,062	1,004
Accumulated amortization	(1,130)	(2,262)
Intangible assets , net	$8,695	$7,038

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

	For the three months ended March 31,
	2004	2005
	In thousands of U.S. dollars
Net loss (as reported)	$(9,817)	$(11,416)
Add back: Total stock-based employee compensation expense determined under intrinsic value method	80	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(609)	(317)
Pro Forma net loss	$(10,346)	$(11,733)
Net loss per share, basic and diluted (as reported)	$(0.16)	$(0.19)
Net loss per share, basic and diluted (Pro Forma)	$(0.17)	$(0.19)

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

Within the last quarter of 2004, management re-evaluated and amended its internal reporting structure and therefore changed its reportable segments and grouped all of the VIA legacy operating companies, except the US operation, and the newly acquired PSINet Europe operating companies into one operating segment—“Solutions”. The Company grouped its start-up VIA Express channel operations together with the legacy VIA US operations into one operating segment—“Express”. The Company grouped all of the Amen operating companies into one operating segment—“Amen”. The Company and its Chief Operating Decision Maker (“CODM”) evaluates the performance of its segments based on revenue and EBITDA before restructuring (“Adjusted EBITDA”). The Company’s CODM have been the Chief Executive Officer and the Chief Financial Officer throughout the year. Corporate expenses, which also include the regional companies holding Indefeasible Rights of Use (“IRU’s), are shown to reconcile to the total consolidated figures. Prior period amounts have been reclassified to conform to the current period presentation.

The table below presents information about the reported revenue, adjusted EBITDA, impairment and restructuring charges and assets from continuing operations of the Company’s operating segments for the three months ended March 31, 2004 and March 31, 2005. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts.

	Solutions	Express	Amen	Corporate	Total
	In thousands of U.S. dollars
Total assets as of December 31, 2004	$67,145	$3,711	$21,808	$27,789	120,453
Total assets as of March 31, 2005	60,556	3,519	19,158	23,514	106,747
Three months ended March 31, 2004:
Revenue	7,998	915	1,483	—	10,396
Adjusted EBITDA	(1,769)	(265)	411	(6,591)	(8,214)
Impairment and restructuring charges	—	—	—	(300)	(300)
Three months ended March 31, 2005:
Revenue	20,009	1,124	2,934	22	24,089
Adjusted EBITDA	(1,945)	(401)	442	(5,656)	(7,560)
Impairment and restructuring charges	(1,588)	—	(1,180)	(685)	(3,453)

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

12.   Subsequent events

On April 1, 2005, the Company sold its Swiss companies—VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG—to former managers and owners of the business, for a purchase price of CHF 3.5 million (approximately $3.1million).

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

On April 1, 2005, the Company sold its Swiss companies—VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG—to former managers and owners of the business, for a purchase price of CHF3.5 million (approximately $3.1million). Upon completion of the VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG sale, we expect to record a loss in the statement of operations for the three months ending June 30, 2005, relating to amounts previously recorded in accumulated other comprehensive loss.

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

Recent Changes in Our Operations

In the third quarter of 2004, we sold VIA NET.WORKS UK Ltd. and during the year ended December 31, 2004, we liquidated Surftrade Ltda., Surftrade Portugal and VIA NET.WORKS Holding Cayman. On April 1, 2005, we announced the sale of two of our Swiss companies—VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG—to former managers and owners of the business. These operations are accounted for as discontinued operations and have been excluded from the financial results from continuing operations, as well as the financial results for the comparative prior period. We acquired Amen in January 2004 which has operations in France, the United Kingdom, Spain, and Italy. In addition, in August 2004 we acquired certain PSINet Europe operations, in Belgium, Germany, the Netherlands, Switzerland and France. The following table shows the revenue contribution from each of our continuing operations in the Company’s countries of domicile (origin). As of March 31, 2005 we owned 100% of all our operations.

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

On April 1, 2005, the Company announced the sale of two of its Swiss companies—VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG—to former managers and owners of the business, for a purchase price of CHF 3.5 million ($3.1 million). The net proceeds of the sale provided VIA with additional liquidity to continue its discussions for refinancing and sale transactions.

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

The Asset Sale is conditional upon approval by our shareholders. If the Asset Sale is approved and adopted by our shareholders, the closing will take place shortly after the shareholder meeting. On May 9, 2005, we have filed our preliminary proxy statement with the Securities and Exchange Commission, or SEC. On May 23, 2005, the Company received comments on the preliminary proxy statement from the SEC. We believe we will be in a position to file our definitive proxy statement around the end of May 2005. In such case, we anticipate that the closing would occur during the first week of July, 2005. Otherwise, we would anticipate that the closing would take place during the first week of August, 2005. If we received approval from our shareholders, we would close the transaction and use the net proceeds to pay off the remaining liabilities of the Company and shut down our corporate headquarters and terminate the remaining employees. Remaining funds would then be distributed to our shareholders in accordance with Delaware law. A more detailed explanation of the process of liquidation and dissolution of the Company will be provided in the definitive proxy statement to be distributed to the shareholders of the Company.

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

We anticipate that our current monthly net use of cash of approximately $2.0 million will continue through the closing of the Asset Sale to Claranet, which is expected to occur either at the beginning of July or in August 2005 depending upon the timing of shareholder approval for the transaction. The projected net use of cash would be funded from the cash balances available to us, the $3.1 million proceeds of the April 1, 2005 sale of the VIA legacy businesses in Switzerland and the $3.0 million deposit paid by Claranet in connection with the letter of intent signed on April 10, 2005. From June 1, 2005 through the closing of the Asset Sale, we will be able to draw upon the €5.3 million ($7.0 million) working capital facility extended by Claranet in connection with the Asset Sale. Based on our cash flow projections, we believe that we will have sufficient cash resources to continue to operate the company as a going concern through the closing of the Asset Sale.

At the closing, we anticipate that we will receive sale proceeds from Claranet of $26.4 million reduced by (a) $1.1 million (representing the total $3.0 million deposit less the $1.9 million released from the escrow relating to the September 2004 sale of VIA NET.WORKS UK Limited to Claranet) and (b) the total of all amounts drawn down under the working capital facility up to the maximum amount of $7.0 million. We believe that the net proceeds available to VIA at closing will be sufficient to pay all outstanding obligations of the Company and ongoing expenses of the Company through the period during which we dissolve and liquidate the Company.

The Company has entered into a number of informal and formal arrangements with vendors or other trade creditors to either continue to provide services or to refrain from legal actions and to accept payment of all current and overdue amounts at or shortly after closing. Some of these vendors have agreed to payment plans for the period leading up to closing. These vendors or other creditors have had an ongoing relationship with the Company and the amounts due under payment plans have been included in the Company’s cash flow forecast. As a result, the Company believes (although there can be no assurance) that claims from these vendors or other creditors will not preclude the Company from having sufficient cash resources to continue to operate the company as a going concern through the closing of the Asset Sale.

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

We have evaluated, with the oversight of our CEO and CFO, the effectiveness of our Disclosure Controls and Procedures as of March 31, 2005. In designing and evaluating the Disclosure Controls and Procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures. In addition, we recognize that Disclosure Controls and Procedures by their nature can provide only reasonable assurance that our information flow objectives are met. As of March 31, 2005 our CEO and CFO have concluded that our Disclosure Controls and Procedures are effective at the reasonable assurance level.

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

During the three-month period ended March 31, 2005, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 5.                        Other Information

None.

Item 6.                        Exhibits and Reports on Form 8-K

a)   Exhibits

Exhibits
Exhibit 2.1	Agreement dated September 28, 2004, between Via Net.Works Europe Holding B.V., Claranet Limited, Clara.Net Holdings Limited and Via Net.Works, Inc.
Exhibit 31.1	Section 302 Certification—Chief Executive Officer
Exhibit 31.2	Section 302 Certification—Interim Chief Financial Officer
Exhibit 32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1	Risk Factors

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

VIA NET.WORKS, INC.
Date: June 2, 2005	By:	/s/ RAY WALSH
Chief Executive Officer (Principal Executive Officer)
Date: June 2, 2005	By:	/s/ PIET BOERSMA
(Principal financial officer)

EXHIBIT INDEX

Exhibit
2.1	Agreement dated September 28, 2004, between Via Net.Works Europe Holding B.V., Claranet Limited, Clara.Net Holdings Limited and Via Net.Works, Inc.
31.1	Section 302 Certification—Chief Executive Officer
31.2	Section 302 Certification—Chief Financial Officer
32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors