Form 10-Q
period 2005-06-30
VIA NET WORKS INC
filed 2005-08-12
CIK 1098402

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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

As of August 11, 2004, there were outstanding 65,284,651 shares of the registrant’s common stock.

VIA NET.WORKS, INC.

PART I

ITEM 1.                FINANCIAL STATEMENTS

VIA NET.WORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share data)

	December 31, 2004	June 30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,497	$3,140
Restricted cash	5,100	2,457
Trade and other accounts receivable, net of allowance of $2,966 and $1,516 respectively	13,909	4,827
Other current assets	6,972	3,701
Assets of businesses held for sale (Note 2)	—	19,843
Total current assets	41,478	33,968
Property and equipment, net	13,065	6,222
Goodwill	42,466	18,834
Intangible assets, net	8,695	3,052
Other non-current assets	444	792
Deferred tax asset	14,305	13,771
Total assets	$120,453	$76,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,899	$9,912
VAT and other taxes payable	1,083	507
Current portion of capital lease obligations and long-term payables	9,325	7,483
Deferred revenue	15,591	2,151
Accrued expenses	24,451	20,831
Deferred tax liability	13,772	14,034
Other current liabilities	3,744	1,918
Liabilities of businesses held for sale (Note 2)	—	19,598
Total current liabilities	84,865	76,434
Capital lease obligations and long-term payables, less current portion	344	142
Deferred tax liability	2,639	937
Total liabilities	87,848	77,513
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.001 par value; 132,500,000 shares authorized; 62,624,777 and 66,805,440 shares issued, respectively	63	67
Additional paid-in capital	557,907	558,478
Treasury stock, 1,520,789 shares	(1,521)	(1,521)
Accumulated deficit	(488,880)	(535,232)
Accumulated other comprehensive loss	(34,964)	(22,666)
Total stockholders’ equity	32,605	(874)
Total liabilities and stockholders’ equity	$120,453	$76,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005
Revenue	4,152	14,057	8,242	29,586
Operating costs and expenses:
Internet services	2,506	7,065	4,744	15,458
Selling, general and administrative	9,545	13,322	19,033	28,566
Impairment and restructuring charges	195	10,417	495	11,846
Depreciation and amortization	897	1,386	1,995	2,911
Total operating costs and expenses	13,143	32,190	26,267	58,781
Operating loss from continuing operations	(8,991)	(18,133)	(18,025)	(29,195)
Interest income	180	49	279	60
Interest expense	—	(173)	(6)	(333)
Other (expense) income, net	(74)	(1,212)	98	299
Foreign currency gains (losses), net	(544)	(8,598)	(3,867)	(10,366)
Loss from continuing operations before income taxes	(9,429)	(28,067)	(21,521)	(39,535)
Income tax expense	(1)	(162)	(1)	(172)
Net loss from continuing operations	(9,430)	(28,229)	(21,522)	(39,707)
Discontinued operations:
Gain (loss) from discontinued operations	(2,047)	(7,767)	228	(10,928)
Gain on disposal of discontinued operations	—	1,060	—	4,283
Net loss	$(11,477)	$(34,936)	$(21,294)	$(46,352)
Basic and diluted loss per share:
Continuing operations	$(0.16)	$(0.45)	$(0.35)	$(0.64)
Discontinued operations	$(0.03)	$(0.11)	$(0.00)	$(0.11)
Net loss per share—basic and diluted	$(0.19)	$(0.56)	$(0.35)	$(0. 75)
Shares used in computing basic and diluted loss per share	61,076,502	61,839,050	60,860,462	61,471,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(Unaudited)

	For the six months ended June 30,
	2004	2005
Cash flows from operating activities:
Net loss from continuing operations	$(21,522)	(39,707)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,995	2,911
Impairment charges	—	10,197
Provision for doubtful accounts receivable	563	39
Unrealized foreign currency transaction losses	2,867	10,348
Deferred tax	—	132
Stock compensation	80	—
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(238)	927
Other current assets	(1,087)	2,547
Other non-current assets	35	—
Accounts payable	1,662	(1,284)
VAT and other taxes payable	(211)	(80)
Accrued expenses	(351)	202
Other current liabilities	772	(996)
Deferred revenue	(2)	(729)
Net cash provided by (used in) operating activities by discontinued operations	3,420	(1,847)
Net cash used in operating activities	(12,017)	(17,340)
Cash flows from investing activities:
(Increase) decrease in restricted cash	(58)	2,643
Acquisition of subsidiaries (net of cash acquired)	(8,429)	(1,280)
Purchases of property, equipment and other assets	(2,301)	(818)
Proceeds from disposition of subsidiaries	—	6,140
Net cash used in investing activities by discontinued operations	(959)	38
Net cash used in investing activities	(11,747)	6,723
Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	8	(482)
Proceeds from issuance of common stock, net	369	—
Net cash used in financing activities by discontinued operations	(127)	(107)
Net cash (used in) received from financing activities	250	(589)
Effect of currency exchange rate changes on cash	2	(1,151)
Net decrease in cash and cash equivalents	(23,512)	(12,357)
Cash and cash equivalents, beginning of period	65,803	15,497
Cash and cash equivalents, end of period	$42,291	3,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

These condensed consolidated financial statements as of June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. (“VIA” or “the Company”) as of and for the year ended December 31, 2004, included in VIA’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“2004 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the financial statements included in the 2004 Annual Report. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that management considers necessary to present fairly the consolidated financial position of VIA at June 30, 2005 and the results of its operations and its cash flows for the six month periods ended June 30, 2004 and 2005. The results of operations for the three and six month period ended June 30, 2005 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassifications have been made to prior period amounts to account for discontinued operations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires VIA to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results could differ from the recorded estimates.

Going concern:

For the six months ended June 30, 2005, the Company had net losses from continuing operations of $39.7 million and net decrease of cash and cash equivalents for the period of $12.4 million.

As of June 30, 2005, the Company had $3.1 million in cash and cash equivalents and $2.5 million in restricted cash. The Company continues to sustain losses and net decreases of cash and cash equivalents from its continuing operations. As announced on March 17, 2005, the Company has insufficient cash reserves to continue operations of its group parent, VIA NET.WORKS, Inc., without new financing. The Company has sought, with the support of its professional advisors, to address this issue, by seeking new investments in the Company, new financing and opportunities to sell all or part of its business operations. Since Apri1 1, 2005, the Company has financed its continuing operations through the sale of operating units of the Company and obtaining advances of funds in connection with the sale of certain operating units.

On April 1, 2005, the Company announced the sale of two of its Swiss companies—VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG—to former managers and owners of the businesses, for a cash consideration of CHF 3.5 million ($2.9 million). The net proceeds of the sale provided VIA with additional liquidity to continue its discussions with other parties to obtain new financing or enter into transactions for the sale of all or parts of its business.

On April 30, 2005, VIA NET.WORKS, Inc. entered into a sale and purchase agreement, or Sale Agreement, with Claranet Group Limited (Claranet), a privately-held European Internet services provider based in the United Kingdom, to sell all of the Company’s remaining business operations in Europe and the United States (the “Asset Sale”). The agreement followed on the letter of intent entered into between Claranet and VIA on April 10, 2005. The material provisions of the Sale Agreement were described in the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2005.

The Asset Sale was conditioned upon the approval by the Company’s shareholders. On or about June 3, 2005, the Company mailed its definitive proxy statement on Form 14A to its shareholders of record as of May 25, 2005 and scheduled a Special and Annual Meeting of the Shareholders to take place on June 29, 2005. In the proxy statement the Company delivered to its shareholders, the Company requested approval of, among other things, the Asset Sale and a plan of complete dissolution and liquidation of the Company. On June 28, 2005, the Company announced the postponement of the shareholders’ meeting until July 22, 2005. The closing of the Asset Sale was conditioned on receiving the requisite majority vote of the shareholders of the Company.

On July 12, 2005, VIA and Claranet entered into an Amendment and Restatement Agreement relating to the Sale Agreement of April 30, 2005 (the “Amended Sale Agreement”). Pursuant to the Amended Sale Agreement, the Company sold its Amen group of businesses and its U.S., Dutch and Portuguese VIA NET.WORKS branded legacy operations to Claranet for $9.3 million, less a portion of the deposit already paid by Claranet in connection with the Asset Sale (plus interest on such amount), repayment to Claranet of the amounts owed by VIA under the loan facility established on April 30, 2005, including interest, and an amount held as a deferred payment (the “July 12th Sale”). The sale excluded the PSINet Europe operations and VIA’s legacy operations in France, Germany and Spain and certain assets pertaining to the Company’s centralized back office and technical support systems, including employee contracts of certain headquarters personal (the “Remaining Assets”). No shareholder approval was necessary for the closing of the July 12th Sale. Upon completion of the July 12th Sale, the Company recorded a loss in the statement of operations for the three months ending September 30, 2005 of $1.6 million, relating to amounts previously recorded in accumulated other comprehensive loss.

The Amended Sale Agreement contemplated that the Remaining Assets would be sold to Claranet for $17.1 million, subject to certain adjustments, in a second closing that would be subject to shareholder approval. As a part of the July 12th Sale, VIA and Claranet also entered into an Amendment and Restatement Agreement relating to the Facility Agreement of April 30, 2005 (the “Amended Facility Agreement”). Under the Amended Facility Agreement, Claranet agreed to extend to VIA a secured loan facility of $2.5 million, in replacement of the previous €5.3 million ($7.0 million) loan facility under the Facility Agreement of April 30, 2005. VIA subsequently delivered to its shareholders a supplement to its proxy materials describing, among other things, the July 12th Sale, the sale of the Remaining Assets and the approval being sought at the July 22nd shareholders’ meeting. The shareholders’ meeting was convened on July 22, 2005 and then adjourned until August 2, 2005 in order to provide the Company additional time to secure the requisite majority vote.

On July 27, 2005, Claranet delivered a letter purporting to terminate the Amended Sale Agreement. Claranet also delivered a letter of termination that day regarding the Amended Facility Agreement. In its letters of termination, Claranet alleged that certain events had occurred that permit it to terminate the Amended Sale Agreement and the Amended Facility Agreement; specifically, that VIA’s cash flow exceeded the level of negative cash flow permitted by the Amended Sale Agreement, that certain alleged new liabilities have arisen and that Claranet did not consent to VIA’s recent transaction with Sorbie (See Note 10). The Company promptly delivered a notice to Claranet disputing the assertions made by Claranet, disputing the right of Claranet to terminate the agreements and demanding that it fully perform the agreements.

While VIA believes that Claranet’s position is not supported by the facts or the terms of the agreements and that Claranet is therefore in breach of th agreements, VIA’s management also is aware that Claranet is not willing to proceed to complete the sale and provide financing on the terms of the agreements, and that VIA will need to pursue a different transaction. VIA therefore has engaged Claranet in discussions toward resolving the dispute, and at the same time VIA also has actively sought a new buyer for the Remaining Assets, and has had substantive discussions with several interested parties. In light of the Company’s liquidity problems and without further advances under the Amended Facility Agreement from Claranet, the Company is seeking to complete its discussions with Claranet and to enter into a new arrangement for the sale of the business and interim funding within the next few weeks. In the absence of a resolution of the dispute with Claranet, the Company could be liable to pay Claranet termination and related charges in an amount of $1.2 million, if Claranet’s position is determined to be justified. If the Company’s position is correct, Claranet would owe the Company $0.5 million for a break fee and the Company could pursue Claranet in litigation for significant damages. Based on discussions to date, the Company anticipates that it will be able to conclude arrangements with a new buyer for the sale of the business and interim financing, as well as an agreement with Claranet to resolve the disputed termination of the sale and financing agreements, within that time frame. There can be no assurances that the Company will be successful in these efforts, or what value a new buyer will place on the Company’s business and assets. If, for whatever reason, the Company is not able to enter into a new arrangement for the sale of the business and interim funding, there can be no assurance that VIA will able to find alternative solutions to its liquidity problem. In that event, the Company would have insufficient funds to continue to operate the Company as a going concern.

Recent accounting pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” or SFAS 123R. This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” to stock compensation awards issued to employees. Rather, SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award—the requisite service period (usually the vesting period). SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. SFAS 123R will be effective for our fiscal year beginning January 1, 2006. We have not yet quantified the effect of the future adoption of SFAS 123R on a going forward basis.

2.   Discontinued Operations

As each of the United Kingdom, Brazilian, Portuguese, Cayman Islands, Swiss, Netherlands, U.S., Spanish, French and Italian operations represented a component of an entity as defined by Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified each operation as a discontinued operation for all periods presented.

2004

VIA NET.WORKS UK Limited.

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

Revenues related to VIA NET.WORKS UK Limited were approximately $10.7 million for the six months ended June 30, 2004 and $nil for the six months ended June 30, 2005. The gain, excluding accounting for the sale transaction, related to VIA NET.WORKS UK Limited was approximately $3.5 million for the six months ended June 30, 2004 and nil for the six months ended June 30, 2005.

SURF COMPANIES

During the year ended December 31, 2004, Surftrade Ltda., Surftrade Portugal and VIA NET.WORKS Holdings Cayman were liquidated. The results of the liquidated companies which have been recorded during the six months ended June 30, 2004 are nil for Surftrade Ltda., Surftrade Portugal and VIA NET.WORKS Holdings Cayman. Surftrade Ltda., Surftrade Portugal and VIA NET.WORKS Holdings Cayman results would have been reported in Corporate entity.

2005

VIA NET.WORKS SWITZERLAND

On April 1, 2005, the Company announced the sale of two of its Swiss companies—VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG—to former managers and owners of the businesses, for a cash consideration of CHF 3.5 million ($2.9 million). VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG results would have been reported in our Solutions segment. The Company sold the Swiss operations due to working capital shortfalls. The net proceeds of the sale provided VIA with additional liquidity to continue its operations, while the Company continued discussions for refinancing and sale transactions.

Revenues related to VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG were approximately $4.5 million for the six months ended June 30, 2004 and $2.2 million for the six months ended June 30, 2005. The loss, excluding accounting for the sale transaction, related to VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG was approximately $0.1 million for the six months ended June 30, 2004 and $24,000 for the six months ended June 30, 2005. Upon completion of the VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG sale, the Company recorded a loss of $1.0 million in the statement of operations in the three months ended June 30, 2005, relating to amounts previously recorded in accumulated other comprehensive loss.

AMEN GROUP AND LEGACY OPERATIONS IN THE UNITED STATES, THE NETHERLANDS AND PORTUGAL

Pursuant to the Amended Sale Agreement, on July 12, 2005, the Company sold its Amen group of businesses and the U.S., Dutch and Portuguese VIA NET.WORKS branded legacy operations to Claranet Group Limited (the July 12th Sale). The Amen group of businesses results would have been reported in our Amen segment. The Dutch and Portuguese VIA NET.WORKS branded legacy operations results would have been reported in our Solutions segment and the U.S. VIA NET.WORKS branded legacy operation result would have been reported in our Express segment.

As of June 30, 2005 assets and liabilities held for sale consisted of:

In thousands of U.S. dollars
Current assets	9,215
Goodwill (Amen and Express segment)	10,628
Total assets	19,843
Accounts payable	3,734
Deferred revenue	9,886
Other current liabilities	5,439
Long term liabilities	539
Total liabilities	19,598

Revenues related to the companies sold in the July 12th sale were approximately $13.0 million for the six months ended June 30, 2004 and $16.7 million for the six months ended June 30, 2005. The loss, excluding accounting for the sale transaction, related to the A Group Companies was approximately $3.1 million for the six months ended June 30, 2004 and $10.9 million for the six months ended June 30, 2005. Income tax benefits in connection with deferred tax liabilities relating to intangible fixed assets recognized for the acquisition of the Amen group of companies were approximately $0.2 million for the six months ended June 30, 2004 and $0.2 million for the six months ended June 30, 2005. Details of the impairment charges recorded against the discontinued operations is set out in Note 3.

The balance sheet for the six months ended June 30, 2005 has been reclassified to show the assets and liabilities for the Amen group of businesses and the U.S., Dutch and Portuguese VIA NET.WORKS branded legacy operations separately as businesses held for sale. Upon disposal, a further loss of $1.6 million will be recognized in the three months ending September 30, 2005, as a result of foreign currency translation adjustments being reclassified into the statement of operations. The comparative balance sheet as at December 31, 2004 has not been reclassified to show separately amounts related to discontinued operations.

3.   Impairment and Restructuring Charges

Impairment charges:

	Six months ended June 30,
In thousands of U.S. dollars	2004	2005
Fixed assets and intangible assets	$—	$1,382
Goodwill	—	8,815
Total impairment charges	$—	$10,197

2004

There were no impairment charges for the six months ended June 30, 2004.

2005

At June 30, 2005, upon completion of an impairment analysis, in accordance with SFAS 144, the Company recorded an intangible fixed asset impairment charge of $0.3 million and a tangible fixed asset impairment charge of $1.1million in relation to the Remaining Assets of the Group (mainly related to the Solutions segment). For definitions of the segments, please refer to Note 12 Segment reporting.

The impairment review reflected the signing of the Amended Sale Agreement with Claranet on July 12, 2005 to sell the businesses of VIA NET.WORKS to Claranet, and the subsequent termination letter issued by Claranet as discussed in Note 1, which provided additional information regarding the fair value of the assets.

Based on the impairment of tangible and intangible fixed assets for the Remaining Assets, at June 30, 2005, the Company determined a triggering event had occurred which required the Company to perform an impairment test on the carrying value of goodwill in accordance with SFAS 142. As a result, the Company recorded an impairment of $8.7 million to the goodwill related to its Solutions segment and an impairment of $0.1 million to the goodwill related to the VIA U.S.A. operation, which is included in the Company’s Express segment. The impairment charge relating to the goodwill of the VIA U.S.A. operation has been classified within loss from discontinued operations in the statement of operations for the three and six months ended June 30, 2005.

The fair value of the Remaining Assets calculated as of June 30, 2005 was based on a discounted cash flow model with appropriate market and business risk factored in for the period until October 31, 2005, the estimated date of completion of the sale of the Remaining Assets. In addition estimated sale proceeds of $17.1 million were used, which represents management’s best estimate of the likely sale proceeds based on substantive discussions with interested parties.

As a part of the process of creating the discounted cash flow model, the Company’s management was required to make estimates and assumptions regarding future revenues, costs and cash flows for the period between June 30, 2005 and October 31, 2005, the estimated date of completion of the sale of the Remaining Assets and the projected working capital position at October 31, 2005. In addition, the use of a discounted cash flow model requires management to make estimates and assumptions about the discount factor, timing of cash flows, terminal values and future growth rates. The assumptions made in calculating the impairment charges represent management’s best estimates based on currently available information. Changes to any of these assumptions can have a material impact on the discounted cash flows and therefore have a further material impact on the level of impairment required to be recorded.

In addition to the impairment charges discussed above, the Company also recorded impairment charges of $5.9 million for the three and six months ended June 30, 2005, against assets classified as held for sale under the Amended Sale Agreement.

Restructuring charges:

In thousands of U.S. dollars	Balance at December 31, 2003	Additions	Cash utilized	Foreign exchange	Balance at March 31, 2004
Employee termination payments	201	151	(159)	1	194
Future operating lease obligations	276	—	(41)	—	235
Other	121	149	(114)	—	156
Total restructuring charges	$598	$300	$(314)	$1	$585

In thousands of U.S. dollars	Balance at March 31, 2004	Additions	Cash utilized	Foreign exchange	Balance at June 30, 2004
Employee termination payments	194	73	(266)	(1)	—
Future operating lease obligations	235	—	(83)	—	152
Other	156	122	(253)	—	25
Total restructuring charges	$585	$195	$(602)	$(1)	$177

In thousands of U.S. dollars	Balance at December 31, 2004	Additions / releases	Cash utilized	Foreign exchange	Balance at March 31, 2005
Employee termination payments	319	106	(212)	(14)	199
Future operating lease obligations	164	(40)	(70)	(4)	50
Other	484	176	(174)	(16)	470
Total restructuring charges	$967	$242	$(456)	$(34)	$719

In thousands of U.S. dollars	Balance at March 31, 2005	Additions / releases	Cash utilized	Foreign exchange	Balance at June 30, 2005
Employee termination payments	199	1,407	(143)	(69)	1,394
Future operating lease obligations	50	—	(45)	(1)	4
Other	470	—	(97)	(14)	359
Total restructuring charges	$719	$1,407	$(285)	$(84)	$1,757

2004

The Company recorded restructuring charges of $0.2 million and $0.5 million during the three and six months ended June 30, 2004 respectively. The restructuring charge for the three months ended March 31, 2004 related to severance payments at the corporate headquarters and transition implementation costs for back-office and administrative outsourcing initiatives. The restructuring charge for the three months ended June 30, 2004 related to severance payments at the corporate headquarters, and transition implementation costs for back-office and administrative outsourcing initiatives.

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

2005

The Company recorded restructuring charges of $1.4 million and $1.6 million during the three and six months ended June 30, 2005 respectively. During the three months ended March 31, 2005, the Company recorded restructuring charges of $0.2 million. The restructuring charge for the three months ended March 31, 2005 related to severance payments at the corporate headquarters and transition implementation costs for back-office integration initiatives.

The employee termination costs of $0.1 million for the three months ended March 31, 2005 relate to one employee at the corporate headquarters. The employee termination costs of $1.4 million for the three months ended June 30, 2005 relate to forty one employees at the corporate headquarters. Cash payments for severance and benefits of $0.1 million were made in the three months ended June 30, 2005 by the corporate headquarters. The remaining accrual of $1.4 million at June 30, 2005 relates to forty two employees at the corporate headquarters.

The accrual for future operating lease obligations, relate to the Reston office and future lease obligations in the VIA Germany operation. As at June 30, 2005 the accrual for the future operating lease obligations of the Reston office and the VIA Germany operation have been drawn down to nil by the monthly payments on the office lease. $40,000 of the accrual for the future operating lease obligations has been released to the statement of operations for the three months ended March 31, 2005 after the Reston operating lease obligation was terminated in February 2005.

Other charges incurred in the three months ended March 31, 2005, relate to the implementation costs for back-office integration initiatives. The remaining accrual of $0.4 million at June 30, 2005 relates to $0.2 million implementation costs for back-office integration initiatives and $0.2 million for the termination of a reseller agreement in the PSINet France operation.

4.   Income Tax

The provision for taxes based on income for the six months ended June 30, 2004 and 2005 was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on management’s expectation of an effective income tax rate of 0% for the year ending December 31, 2005.

5.   Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2004 and 2005 was as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands of U.S. dollars	2004	2005	2004	2005
Net loss	$(11,477)	$(34,936)	$(21,294)	$(46,352)
Foreign currency translation adjustment (losses) gains	607	9,705	2,533	12,033
Comprehensive loss	$(10,870)	$(25,231)	$(18,761)	$(34,319)

6.   Property and Equipment, net

Property and equipment consisted of the following:

In thousands of U.S. dollars	December 31, 2004	June 30, 2005
Hardware and other equipment	$19,586	$6,969
Network and data center assets	8,330	4,349
Software	17,237	15,654
Furniture and fixtures	1,186	221
	46,339	27,193
Accumulated depreciation	(33,274)	(20,971)
Property and equipment, net	$13,065	$6,222

Depreciation expense was $2.0 million and $2.7 million for the six months ended June 30, 2004 and 2005, respectively. The Company recorded an asset impairment charge of $1.8 million and $1.1 million for the year ended December 31, 2004 and the six months ended June 30, 2005, respectively. The table above shows the balances, net, after the effect of the impairment charges and property and equipment at June 30, 2005 classified as Assets of businesses held for sale. The fixed asset impairment charge related to all property and equipment categories. (See Note 3 for further information.)

7.   Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2005 are as follows:

In thousands of U.S. dollars	Total	Solutions	Amen	Express
Balance as of December 31, 2004	$42,466	$30,830	$10,490	$1,146
Impairment charges related to continuing operations	(517)	—	(517)	—
Foreign exchange adjustment	(1,355)	(1,607)	252	—
Balance as of March 31, 2005	$40,594	$29,223	10,225	$1,146
Impairment charges related to discontinued operations	(70)	—	—	(70)
Impairment charges related to continuing operations	(8,815)	(8,815)	—	—
Goodwill classified under assets of businesses held for sale	(10,628)	—	(9,552)	(1,076)
Foreign exchange adjustment	(2,247)	(1,574)	(673)	—
Balance as of June 30, 2005	$18,834	$18,834	$—	$—

Impairments are discussed in greater detail within Note 3 of these consolidated financial statements.

8.   Intangible Assets, net

Intangible assets consisted of the following:

In thousands of U.S. dollars	December 31, 2004	June 30, 2005
Customer lists	$6,580	$3,508
Software	2,183	—
Tradename	1,062	697
Accumulated amortization	(1,130)	(1,153)
Intangible assets , net	$8,695	$3,052

The amortization expense for the six-month periods ended June 30, 2004 and 2005 for continuing operations was nil and $0.2 million, respectively. The Company amortizes customer lists, software and trade names over three to seven years, five years and ten years respectively. The Company recorded an asset impairment charge of $0.1 million and $0.3 million for the year ended December 31, 2004 and the six months ended June 30, 2005, respectively. The table above shows the balances net after the effect of the impairment charges and intangible assets at June 30, 2005 classified as Assets of businesses held for sale. (See Note 2 and 3 for further information.)

9.   Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company has adopted the “disclosure only” alternative described in SFAS No. 123, which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the three months ended June 30,		For the six months ended June 30,
In thousands of U.S. dollars	2004	2005	2004	2005
Net loss (as reported)	$(11,477)	$(34,936)	$(21,294)	$(46,352)
Add back: Total stock-based employee compensation expense determined under intrinsic value method, net of related tax effects	—	—	80	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(509)	(230)	(1,118)	(547)
Pro forma net loss	$(11,986)	$(35,166)	$(22,332)	$(46,899)
Net loss per share, basic and diluted (as reported)	$(0.19)	$(0.56)	$(0.35)	$(0.75)
Net loss per share, basic and diluted (pro forma)	$(0.20)	$(0.57)	$(0.37)	$(0.76)

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

10.  Non-cash transactions

On June 14, 2005, the Company issued 4,180,663 shares of its common stock to Reachtown Limited. The shares were issued in satisfaction of an earn-out provision set forth in the Share Purchase Agreement made and entered into as of January 28, 2004, among VIA, VIA NET.WORKS Holdco, Inc. and Reachtown Limited, pursuant to which the Company acquired 100% of the issued and outstanding shares of the Amen group of companies.

On June 29, 2005, the Company entered into a series of agreements (the “Agreements”) relating to the release by Sorbie Europe B.V. (formerly PSINet Europe B.V.) (“Sorbie”) of all of the Company’s obligations related to the unsecured zero-coupon convertible note of Euro 6.0 million ($7.2 million) due in full November 20, 2005 issued to Sorbie in connection with its acquisition of the PSINet Europe companies on August 9, 2004. Under the Agreements, the Company and the sellers of the PSINet Europe companies mutually released all claims that either party has or may have in the future have against the other party under the August 9, 2004 purchase agreement. In consideration for the release, Sorbie agreed that it will cancel the Note if VIA pays Sorbie, prior to August 31, 2005, Euro 1.5 million (approximately $1.8 million) in cash and issues to Sorbie or its designee shares of common stock of VIA equal to 9.9% (7,173,341 shares) of the total outstanding shares of the Company as of June 29, 2005. Pursuant to the Agreements, the release and cancellation and the Company’s payment and issuance of the shares to Sorbie will occur no later than two days after the date of completion of the sale of the Company’s business or the recapitalization of the Company with new funds.

11.   Contingencies

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

The Company is engaged in a dispute with its former chief executive officer, Rhett Williams, regarding the termination of his employment agreement. VIA terminated the agreement for cause as of April 6, 2005. On May 24, 2005, Mr. Williams caused an attachment to be placed on VIA’s bank accounts in the Netherlands. In support of his application for the attachment, Mr. Williams claimed that under his employment agreement he was entitled to notice of termination of twelve months, an additional six months separation pay, reimbursement of moving expenses and his costs in the action, for a total claim of in excess of €950,000. In June 2005, Mr. Williams filed an action for summary judgment and immediate payment of the claim. In a ruling of the Dutch employment tribunal delivered on July 5, 2005, the court denied his petition. VIA secured the release of the attachment against the bank accounts August 5, 2005. On August 8, 2005, Mr. Williams served the Company with a summons for a trial on the matter. VIA believes that the suit of Mr. Williams is without merit, and there existed sufficient grounds to terminate the employment agreement for cause. VIA has engaged counsel and intends to defend vigorously the action. If the Company is determined to be liable or if we conclude that a settlement is in its best interests, the Company may incur substantial costs.

In August 2004, VIA acquired PSINet Belgium as a part of its acquisition of five PSINet Europe companies. PSINet Belgium is a defendant in a lawsuit filed in September 2002 by the former Vice President Europe Sales & Marketing of PSINet Europe, based on the termination of her employment in February 2002. In her suit filed in the Belgium employment tribunal, the claimant alleges that that she was entitled to notice and termination pay, reimbursement for expenses incurred and other damages in an amount in excess of €1.7 million. In January 2003, after the tribunal delivered a ruling in favor of PSINet Belgium with regard to the initial request of the former employee for holiday allowance, the claimant did not prosecute the matter further; however the matter is still pending in the Belgium employment tribunal and may be restarted at any time by the former employee. In June 2005, through her counsel, the claimant contacted PSINet Belgium and VIA’s chief executive officer to renew her demands for payment of her claims, which she now claims is in excess of €2.1 million. VIA has communicated to the former employee its willingness to discuss the matter with a view toward reaching an appropriate settlement. However, if a settlement of the matter is not concluded and the matter is restarted, the Company intends to defend vigorously the action. If PSINet Belgium is determined to be liable or if the Company concludes that a settlement is in its best interests, that subsidiary may incur substantial costs.

PSINet Belgium, an indirect wholly-owned subsidiary of the Company, is a defendant in a lawsuit filed by Perceval Technologies N.V. (“Perceval”) regarding a commercial agreement entered into for the provision by Perceval of a DSL network in Belgium, Luxembourg and France. The agreement of 15 March 2004, entered into prior to VIA’s acquisition of PSINet Belgium, was for the benefit of a customer of PSINet Belgium, and provided for a three-year term upon completion of a test phase. The customer was not satisfied with the results of the project and decided to stop the project, whereupon PSINet Belgium terminated the agreement with Perceval. On February 28, 2005, Perceval brought a civil action before the commercial court of Brussels for the early termination of the contract and claims damage in the amount of €1.4 million plus €250,000 moral damages, plus interests, costs and attorneys’ fees. The Company believes PSINet Belgium was entitled to terminate the agreement under the circumstances and that the allegations are without merit and have engaged counsel to defend the action. If PSINet Belgium is determined to be liable or if the Company concludes that a settlement is in its best interests, that subsidiary may incur substantial costs.

The Company is subject to a dispute with Reachtown Ltd., a UK limited liability company from whom VIA acquired the Amen group of companies in January 2004. The dispute relates to the management agreement between the Company and Reachtown under which Reachtown provided day to day operational management of the Amen group of companies and other services. In April 2005, after the announcement of the letter of intent entered into between VIA and Claranet, Reachtown representatives undertook a series of actions that the Company believes was intended to disrupt the Claranet transaction and that adversely impacted the Amen operation. As a result of these actions, the Company terminated the management agreement with Reachtown for cause with effect as of April 14, 2005. On April 25, 2005, Reachtown notified the Company that it disputed the allegations and the basis for the termination for cause and demanded payment of a termination payment of €120,000 and a pro-rata portion of the contractual bonus of €200,000. The Company believes its actions were justified and that it has a claim against Reachtown and its representatives for damages of an amount which exceeds the claim of Reachtown. The Company has engaged counsel to defend its position.

The Company is engaged in a dispute with Claranet regarding the right of Claranet to terminate the Amended Sale Agreement and the Amended Facility Agreement. See discussion of termination letters under Note 11 to the condensed consolidated financial statements and ITEM. 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; Proposed Sale of the Businesses; Interim Funding Arrangements.

Guarantees

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, service providers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows and that this is the expectation for the future. Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2004 and the six months ended June 30, 2005, respectively, were not material to the Company’s financial position, results of operations or cash flows.

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

12.   Segment Reporting

VIA offers a variety of Internet access, managed bandwidth, web-hosting, Internet security and related services to businesses and consumers in Europe and the Americas. As of June 30, 2005, the Company served primary markets in six countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web-hosting and design, Internet security and consulting services, and sale of third-party hardware and software.

In prior reporting periods, the Company’s internal management reporting structure was based on country operations and therefore the Company had provided segment information based on geographic regions.

Within the last quarter of 2004, management re-evaluated and amended its internal reporting structure and therefore changed its reportable segments and grouped all of the VIA legacy operating companies, except the US operation, and the newly acquired PSINet Europe operating companies into one operating segment—“Solutions”. The Company grouped its start-up VIA Express channel operations together with the legacy VIA US operations into one operating segment—“Express”. The Company grouped all of the Amen operating companies into one operating segment—“Amen”. The Company and its Chief Operating Decision Makers (“CODM”) evaluates the performance of its segments based on revenue and EBITDA before restructuring (“Adjusted EBITDA”). The Company’s CODM have been the Chief Executive Officer and the Chief Financial Officer throughout the year. Corporate expenses, which also include the regional companies holding Indefeasible Rights of Use (“IRU’s), are shown to reconcile to the total consolidated figures. Prior period amounts have been reclassified to conform to the current period presentation.

The table below presents information about the reported revenue, adjusted EBITDA and impairment and restructuring charges from continuing operations of the Company’s operating segments for the three and six months ended June 30, 2004 and June 30, 2005. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts and include assets relating to the Amen group of businesses and the U.S., Dutch and Portuguese VIA NET.WORKS branded legacy operations, which have been classified as businesses held for sale as of June 30, 2005. Total assets relating to the Amen group of businesses, $13.7 million, have been included within the Amen segment above. Total assets relating to the Dutch and Portuguese VIA NET.WORKS branded legacy operations, $4.3 million, have been included within the Solutions segment. Total assets relating to the U.S. VIA NET.WORKS branded legacy operation, $1.8 million, have been included within the Express segment.

In thousands of U.S. dollars	Solutions	Express	Amen	Corporate	Total
Total assets as of June 30, 2004	$31,467	$2,475	$20,431	$51,170	105,543
Total assets as of June 30, 2005	41,268	2,190	13,827	19,354	76,639
Three months ended June 30, 2004:
Revenue	4,152	—	—	—	4,152
Adjusted EBITDA	(1,146)	(117)	—	(6,636)	(7,899)
Impairment and restructuring charges	—	—	—	195	195
Three months ended June 30, 2005:
Revenue	14,100	(135)	—	92	14,057
Adjusted EBITDA	926	(763)	—	(6,493)	(6,330)
Impairment and restructuring charges	8,815	195	—	1,407	10,417
Six months ended June 30, 2004:
Revenue	8,242	—	—	—	8,242
Adjusted EBITDA	(2,192)	(117)	—	(13,226)	(15,535)
Impairment and restructuring charges	—	—	—	495	495
Six months ended June 30, 2005:
Revenue	29,426	46	—	114	29,586
Adjusted EBITDA	(1,154)	(1,135)	—	(12,149)	(14,438)
Impairment and restructuring charges	9,822	197	—	1,827	11,846

The reconciliation between Adjusted EBITDA to net loss for continuing operations is as follows:

Three months ended June 30, 2004
Adjusted EBITDA	(7,899)
Impairment and restructuring charges	(195)
Depreciation and amortization	(897)
Interest income	180
Interest expense	—
Other income, net	(74)
Foreign currency losses, net	(544)
Income tax benefit	(1)
Net loss from continuing operations	(9,430)
Three months ended June 30, 2005
Adjusted EBITDA	(6,330)
Impairment and restructuring charges	(10,417)
Depreciation and amortization	(1,386)
Interest income	49
Interest expense	(173)
Other income, net	(1,212)
Foreign currency losses, net	(8,598)
Income tax expense	(162)
Net loss from continuing operations	(28,229)
Six months ended June 30, 2004
Adjusted EBITDA	(15,535)
Impairment and restructuring charges	(495)
Depreciation and amortization	(1,995)
Interest income	279
Interest expense	(6)
Other income, net	98
Foreign currency losses, net	(3,867)
Income tax benefit	(1)
Net loss from continuing operations	(21,522)
Six months ended June 30, 2005
Adjusted EBITDA	(14,438)
Impairment and restructuring charges	(11,846)
Depreciation and amortization	(2,911)
Interest income	60
Interest expense	(333)
Other income, net	299
Foreign currency losses, net	(10,366)
Income tax expense	(172)
Net loss from continuing operations	(39,707)

13.   Subsequent events

On July 12, 2005, VIA and Claranet entered into the Amended Sale Agreement and the Amended Facility Agreement. Pursuant to the Amended Sale Agreement, on July 12, 2005 the Company sold its Amen group of businesses and the U.S., Dutch and Portuguese VIA NET.WORKS branded legacy operations to Claranet Group Limited for $9.3 million, less a portion of the deposit already paid by Claranet in connection with the Asset Sale (plus interest on such amount), repayment to Claranet of the amounts owed by VIA under the loan facility established on April 30, 2005, including interest, and an amount held as a deferred payment. The July 12th Sale excluded the PSINet Europe operations and VIA’s legacy operations in France, Germany and Spain. The Amended Sale Agreement provided that these remaining assets would be sold by Claranet in a second closing shortly after the Company received the requisite approval from its shareholders. Upon completion of the July 12th Sale , we recorded a loss in the statement of operations for the three months ending September 30, 2005 of $1.6 million, relating to the reclassification of cumulative foreign translation adjustments previously recorded in accumulated other comprehensive loss. Further details of the July 12th Sale are described under Note 1 Basis of Presentation; Going Concern.

On July 27, 2005, Claranet delivered a notice of termination of the Amended Sale Agreement and the Amended Facility based on events which allegedly occurred and gave rise to its right to terminate. The Company has notified Claranet that it rejects the allegations and denies that Claranet has the right to terminate. The Company is currently engaged in discussions with other parties and is seeking to enter into a new transaction for the sale of Company’s businesses. See Note 1 Basis of Presentation; Going Concern and Note 11 Contingencies.

On August 1, 2005, VIA’s board of directors acknowledged the termination of employment of Cameron Mackenzie, the Company’s Chief Financial Officer, as of July 31, 2005. Also on August 1, 2005, VIA’s board accepted the resignation of Dick Theunissen, Vice President, effective as of July 31, 2005. These terminations are a part of VIA’s plan to prepare the Company for a potential sale.

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

Overview

VIA NET.WORKS, Inc. is a provider of business communication solutions to small- and medium-sized enterprises, or SMEs, in Europe and the United States. Through our brands VIA NET.WORKS and PSINet Europe, we offer a comprehensive portfolio of business communications services, including web hosting, security, connectivity, networks, voice and professional services. Our headquarters are in Amsterdam and we have operations in Belgium, France, Germany, the Netherlands, Spain and Switzerland.

Asset Sale, Proposed Sale of the Businesses; Interim Funding Arrangements

On April 1, 2005, we sold our Swiss companies—VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG—to former managers and owners of the businesses, for a cash consideration of CHF 3.5 million (approximately  $2.9 million). Upon completion of the VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG sale, we recorded a loss of $ 1.0 million in the statement of operations in the three months ended June 30, 2005, relating to amounts previously recorded in accumulated other comprehensive loss.

On April 30, 2005, we entered into a sale and purchase agreement, or Sale Agreement, with Claranet Group Limited (Claranet), a privately-held European Internet services provider based in the United Kingdom, to sell all of our remaining business operations in Europe and the United States (the “Asset Sale”). The agreement followed on the letter of intent we entered into with Claranet on April 10, 2005. The material provisions of the Sale Agreement were described in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2005.

The Asset Sale was conditioned upon the approval by our shareholders. On or about June 3, 2005, we mailed our definitive proxy statement on Form 14A to our shareholders of record as of May 25, 2005 and scheduled a Special and Annual Meeting of the Shareholders to take place on June 29, 2005. In the proxy statement we delivered to our shareholders, we requested approval of, among other things, the Asset Sale and a plan of complete dissolution and liquidation of the Company. On June 28, 2005, we announced the postponement of the shareholders’ meeting until July 22, 2005 in order to provide us additional time to solicit proxies from our shareholders sufficient to obtain the affirmative vote in respect of the Sale Agreement and the Asset Sale of a majority of the voting stock of our Company. The closing of the Asset Sale was conditioned on receiving the requisite majority vote of the stockholders of our Company.

On July 12, 2005, we entered into an Amendment and Restatement with Claranet relating to the Sale Agreement of April 30, 2005 (the “Amended Sale Agreement”). Pursuant to the Amended Sale Agreement, we sold our Amen group of businesses and our U.S., Dutch and Portuguese legacy operations to Claranet for $9.3 million, less a portion of the deposit already paid by Claranet in connection with the

Asset Sale (plus interest on such amount), repayment to Claranet of the amounts owed by us under the loan facility established on April 30, 2005, including interest, and an amount held as a deferred payment (the “July 12th Sale”). The sale excluded the PSINet Europe operations and VIA’s legacy operations in France, Germany and Spain as well as certain assets pertaining to our Company’s centralized back office and technical support systems, including employee contracts of certain headquarters personal (the “Remaining Assets”). No shareholder approval was necessary for the closing of the July 12th Sale. Upon completion of the July 12th Sale , we recorded a loss in the statement of operations for the three months ending September 30, 2005 of $1.6 million, relating to amounts previously recorded in accumulated other comprehensive loss.

In order to achieve an orderly transition of the ownership of the assets sold in the July 12th Sale, we, Claranet and certain of our subsidiaries entered into a transition services agreement pursuant to which the U.S., Dutch and Portuguese businesses sold to Claranet continue to have the right to use the VIA brand and to receive certain services from the remaining VIA businesses for a period of time following the completion of the sale. In return, we continue to have the right to receive certain services from the sold businesses.

The Amended Sale Agreement contemplated that the Remaining Assets would be sold to Claranet in a second closing that would be subject to shareholder approval. We promptly delivered to our shareholders a supplement to our proxy materials describing, among other things, the July 12th Sale, the sale of the Remaining Assets and the approval being sought at the July 22nd shareholders’ meeting. The shareholders’ meeting was convened on July 22, 2005 and then adjourned until August 2, 2005 in order to provide us additional time to secure the requisite majority vote.

On July 27, 2005, Claranet delivered a letter purporting to terminate the Amended Sale Agreement. Claranet also delivered a letter of termination that day regarding the Amended Facility Agreement. In its letters of termination, Claranet alleged that certain events had occurred that permit it to terminate the Amended Sale Agreement and the Amended Facility Agreement; specifically, that VIA’s cash flow exceeded the level of negative cash flow permitted by the Amended Sale Agreement, that certain alleged new liabilities have arisen and that Claranet did not consent to our recent transaction with Sorbie Europe B.V., as noted below. We promptly delivered a notice to Claranet disputing the assertions made by Claranet, disputing the right of Claranet to terminate the agreements and demanding that it fully perform the agreements. While we believe that Claranet’s position is not supported by the facts or the terms of the agreements and that it is therefore in breach of the agreements, our management also is aware that Claranet is not willing to proceed to complete the sale and provide financing on the terms of the agreements, and that we will need to pursue a different transaction. We therefore have engaged Claranet in discussions toward resolving the dispute, and at the same time, we also have actively sought a new buyer for the Remaining Assets, and have had substantive discussions with several interested parties. In light of our liquidity problems and without further advances under the Amended Facility Agreement from Claranet, we are seeking to enter into a new arrangement for the sale of the business and interim funding within the next few weeks. Based on discussions to date, we anticipate that we will be able to conclude arrangements with a new buyer for the sale of the business and interim financing, as well as an agreement with Claranet to resolve the disputed termination of the sale and financing agreements, within that time frame. However, there can be no assurances that we will be successful in these efforts, or what value a new buyer will place on the Company’s business and assets. If, for whatever reason, we are not able to enter into a new arrangement for the sale of the business and interim funding, there can be no assurance that we will able to find alternative solutions to our liquidity problem. In that event, we would have insufficient funds to continue to operate the Company as a going concern.

On June 13, 2005 we received a Nasdaq Staff Determination indicating that VIA has failed to comply with the $1.00 minimum bid price requirement for continued listing under Nasdaq’s Marketplace Rule 4310(c)4) and that therefore the Company’s common stock is subject to delisting from the Nasdaq

SmallCap Market. We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination and request further time to complete the sale of our Company or our businesses before our common stock was delisted. The hearing was held on July 21, 2005. On August 11, 2005, Nasdaq notified VIA’s counsel that, in light of the termination of the Claranet transaction and the lack of a clear alternative to our liquidity problem at the current date, VIA’s stock would be delisted as at August 15, 2005.

On June 14, 2005, we issued 4,180,663 shares of our common stock to Reachtown Limited. The shares were issued in satisfaction of an earn-out provision set forth in the Share Purchase Agreement made and entered into as of January 28, 2004, among VIA, VIA NET.WORKS Holdco, Inc. and Reachtown Limited, pursuant to which we acquired 100% of the issued and outstanding shares of the Amen group of companies.

On June 29, 2005, we entered into a series of agreements with Sorbie Europe B.V. (“Sorbie”), formerly PSINet Europe B.V., (the “Sorbie Agreements”) relating to the renegotiation of the unsecured zero-coupon convertible note of Euro 6.0 million ($7.2 million) due and payable to Sorbie in full November 20, 2005. The note was issued to Sorbie in connection with our acquisition of the PSINet Europe companies on August 9, 2004. Under the Sorbie Agreements, each of certain VIA group companies and the Sorbie related parties mutually released each other from all claims under the August 9, 2004 PSINet Europe purchase agreement. In consideration for the release, Sorbie agreed that it will cancel the Note if VIA pays Sorbie, prior to August 31, 2005,  €1.5 million (approximately $1.8 million) in cash and issues to Sorbie or its designee shares of common stock of VIA equal to 9.9% (7,173,341 shares) of the total outstanding shares of the Company as of June 29, 2005. Pursuant to the Sorbie Agreements, the release and cancellation and our payment and issuance of the shares to Sorbie will occur no later than two days after the date of completion of the sale of our Company’s business or the recapitalization of our Company with new funds.

Recent Changes in Our Operations

We acquired the Amen group of companies in January 2004 which has operations in France, the United Kingdom, Spain, and Italy. In addition, in August 2004, we acquired certain PSINet Europe operations, in Belgium, Germany, the Netherlands, Switzerland and France. In the third quarter of 2004, we sold VIA NET.WORKS UK Ltd. and during the year ended December 31, 2004, we liquidated Surftrade Ltda., Surftrade Portugal and VIA NET.WORKS Holding Cayman.

On April 1, 2005, we announced the sale of two of our Swiss companies—VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG—to former managers and owners of the business.

On July 12, 2005, we entered into the Amended Sale Agreement. Pursuant to the Amended Sale Agreement, we sold our Amen group of businesses and our U.S., Dutch and Portuguese VIA NET.WORKS branded legacy operations to Claranet. These operations are accounted for as discontinued operations and have been excluded from the financial results from continuing operations, as well as the financial results for the comparative prior period.

The following table shows the revenue contribution from each of our continuing operations in the Company’s countries of domicile (origin). As of June 30, 2005 we owned 100% of all our operations.

Revenues by Country of Origin:

Country	Percentages of Total Revenue from continuing operations for the Three Months Ended June 30, 2004	Percentages of Total Revenue from continuing operations for the Three Months Ended June 30, 2005	Percentages of Total Revenue from continuing operations for the Six Months Ended June 30, 2004	Percentages of Total Revenue from continuing operations for the Six Months Ended June 30, 2005
France	44%	16%	43%	16%
Germany	46%	42%	47%	39%
The Netherlands	0%	16%	0%	19%
Spain	10%	2%	10%	3%
Switzerland	0%	15%	0%	14%
Belgium	0%	9%	0%	9%
Total	100%	100%	100%	100%

RESULTS OF OPERATIONS

Three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2005

Foreign Currency Impact

Foreign exchange rates can vary significantly and impact our results of operations, which are reported in U.S. dollars. As a percentage of consolidated revenues, we had continuing operations conducting business in the following underlying currencies:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Euro	100%	84%	100%	85%
Swiss Francs	—%	15%	—%	14%
U.S. Dollars	—%	1%	—%	1%
	100%	100%	100%	100%

The Euro varied by approximately 10% in relation to the U.S. dollar during the second quarter of 2005 and by approximately 14% in the six months ended June 30, 2005. The Euro varied by approximately 5% in relation to the U.S. dollar during the second quarter of 2004 and by approximately 10% in the six months ended June 30, 2004. The Swiss Franc varied by approximately 10% in relation to the U.S. dollar during the second quarter of 2005 and by approximately 14% in the six months ended June 30, 2005. The Swiss Franc varied by approximately 7% in relation to the U.S. dollar during the second quarter of 2004 and by approximately 9% in the six months ended June 30, 2004. These exchange rate fluctuations have a significant impact on our reported results of operations, including revenue, expenses and net loss.

The average Euro-to-U.S. dollar foreign exchange rate for the three and six months ended June 30, 2005 was 4% and 5% higher respectively than the average Euro-to-U.S. dollar foreign exchange rate for the corresponding periods in 2004. The average Swiss Franc-to-U.S. dollar foreign exchange rate for the three and six months ended June 30, 2005 was 4% and 5% higher respectively than the average Swiss Franc-to-U.S. dollar foreign exchange rate for the corresponding periods in 2004. The effect of the weakening of the U.S. dollar is that revenues, operating costs and expenses and operating profits and losses in operations with a functional currency other than U.S. dollars translate into larger U.S. dollar amounts than would have been the case had foreign exchange rates remained unchanged.

Revenue:

	Three months ended			Six months ended
	June 30, 2004	June 30, 2005	% Increase/ (Decrease)	June 30, 2004	June 30, 2005	%Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Revenue	4,152	14,057	239%	8,242	29,586	259%

We derive our revenue from the sale of Internet-related goods and services, specifically third party hardware and software and Internet connectivity services, other Internet value-added services, such as hosting, security and IP VPN, and voice services.

Revenue for the three months ended June 30, 2005 was $14.1 million, up from $4.2 million for the three months ended June 30, 2004. The increase in revenues quarter over quarter is partly attributable to revenues recorded in the second quarter of 2005 by the PSINet Europe businesses, which we acquired in August 2004 (impact of approximately $10.3 million) as discussed above. In addition, the average Euro-to-U.S. dollar foreign exchange rate for the three months ended June 30, 2005 have strengthened by approximately 4% when compared with the corresponding period last year, thus having a positive impact on revenues during the second quarter of 2005 of approximately $0.2 million. That positive impact offset the decrease of $0.7 million in underlying revenue for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, principally in our VIA France and VIA Germany operation. German revenues, excluding the impact of foreign exchange, decreased by 7%, or $0.2 million in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This revenue reduction is due to customer cancellations and price erosion. French revenues, excluding the impact of foreign exchange, decreased by 23%, or $0.5 million in the three months ended June 30, 2005 compared to the three months ended June 30, 2004, due to customer churn and fewer hardware and software sales.

Revenue for the six months ended June 30, 2005 was $29.6 million, up from $8.2 million for the six months ended June 30, 2004. The increase in revenues is partly attributable to revenues recorded in the first half of 2005 by the PSINet Europe business, which we acquired in August 2004 (impact of approximately $21.5 million). In addition, the average Euro-to-U.S. dollar foreign exchange rate for the six months ended June 30, 2005 strengthened by approximately 5% when compared with the corresponding period last year, thus having a positive impact on revenues during the first half of 2005 of approximately $0.4 million. That positive impact offset the decrease in underlying revenue for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. German revenues, excluding the impact of foreign exchange, decreased by 6% (approximately $0.2 million) in the six months ended June 30, 2005, compared with the corresponding period in 2004. This decline in revenue is due to customer cancellations and price erosion. French revenues, excluding the impact of foreign exchange and the acquisition of Amen’s French business, decreased by 17% (approximately $0.7 million) due to customer churn and fewer hardware and software sales in the first quarter.

OPERATING COSTS AND EXPENSES:

Internet services:

	Three months ended			Six months ended
	June 30, 2004	June 30, 2005	% Increase/ (Decrease)	June 30, 2004	June 30, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Internet services	2,506	7,065	182%	4,744	15,458	226%
% of Total Revenue	60%	50%		58%	52%

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

Our Internet services operating costs were $7.1 million, or 50% of revenues, for the three months ended June 30, 2005, up from $2.5 million, or 60% of revenues, for the three months ended June 30, 2004. Our Internet services operating costs were $15.5 million, or 52% of revenues, for the six months ended June 30, 2005, compared with $4.7 million, or 58% of revenues, for the six months ended June 30, 2004. The increase in Internet services expenses is partly attributable to the Internet services costs of the PSINet Europe businesses acquired in August 2004 (impact of approximately $4.1 million and $9.7 million for the three and six months ended June 30, 2005 respectively) and partly attributable to the translation impact of foreign currency movements (impact of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2005 respectively). Excluding PSINet Europe’s Internet services costs and the adverse impact of the strengthening Euro-to-U.S. dollar foreign currency exchange rates, Internet services costs decreased by approximately 13% for the three months ended June 30, 2005 and decreased by approximately 4% for the six months ended June 30, 2005, from the corresponding periods in 2004. The period-over-period decrease in Internet services costs in the three and six months ended June 30, 2005, excluding PSINet Europe’s Internet services costs and the adverse impact of the strengthening Euro-to-U.S. dollar foreign currency exchange rates, is primarily due to lower revenues from decreased customer network usage and decreasing market rates for network bandwidth.

Selling, general and administrative:

	Three months ended			Six months ended
	June 30, 2004	June 30, 2005	% Increase/ (Decrease)	June 30, 2004	June 30, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Selling, general & administrative.	9,545	13,322	40%	19,033	28,566	50%
% of Total Revenue	230%	95%		231%	97%

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

We incurred SG&A expenses of $13.3 million for the three months ended June 30, 2005, a 40% increase from the $9.5 million we incurred for the three months ended June 30, 2004. The increase in SG&A expenses quarter over quarter is partly attributable to expenses associated with the PSINet Europe business acquired in August 2004 (impact of approximately $5.3 million) discussed above and partly due to the strengthening of the Euro-to-U.S. dollar foreign currency exchange rates of approximately $0.1 million. Excluding PSINet’s SG&A expenses and the adverse impact of the foreign currency exchange rates, SG&A expenses decreased by approximately 17%, or $1.6 million, for the three months ended June 30, 2005, compared with the corresponding period in 2004. This is due to significant decreases in compensation costs as a result of the restructuring in previous quarters, offset by increases in marketing expenses and professional fees.

We incurred SG&A expenses of $28.6 million for the six months ended June 30, 2005, a 50% increase from the $19.0 million we incurred for the six months ended June 30, 2004. The increase in SG&A expenses year over year is partly attributable to expenses associated with the PSINet Europe business acquired in August 2004 (impact of approximately $12.7 million) discussed above and partly due to the strengthening of the Euro-to-U.S. dollar foreign currency exchange rates of approximately $0.2 million. The balance of the difference, for the six months ended June 30, 2005 compared to the corresponding period in 2004, is attributable to significant decreases in compensation costs as a result of the restructuring in previous quarters, offset by increases in marketing expenses and professional fees.

Compensation expense accounted for approximately 55% ($7.3 million) of total SG&A costs for the three months ended June 30, 2005, compared with 52% ($5.0 million) for the three months ended June 30, 2004. Compensation expense accounted for approximately 52% ($15.0 million) of total SG&A costs for the six months ended June 30, 2005, compared with 55% of total SG&A costs ($10.4 million) for the six months ended June 30, 2004. The increase in compensation expense of 46% and 44% for the three and six months ended June 30, 2005 respectively compared to the same periods in 2004 is due to the PSINet Europe acquisition in August 2004 and the strengthening of the Euro-to-U.S. dollar foreign currency exchange rates. Excluding these factors, compensation expense decreased approximately 53% and 44%, respectively, in the three and six months ended June 30, 2005 compared with the corresponding periods in 2004 primarily due to head count reductions. Headcount (excluding PSINet Europe) at June 30, 2005 decreased by approximately 48% from June 30, 2004.

In the three and six months ended June 30, 2005, marketing expenses increased by approximately $0.3 million, or 195%, and by approximately $0.1 million, or 21%, respectively, from the corresponding periods in 2004. For the three months ended June 30, 2004, $0.2 million of the increase in marketing expenses is attributable to the PSINet Europe business and the impact of foreign exchange rates. For the six months ended June 30, 2004, $0.3 million of the increase in marketing expenses is attributable to the PSINet Europe business and the impact of foreign exchange rates.

Professional fees, related to legal, audit, outsourcing and other consulting fees, accounted for approximately 24% and 23% of total SG&A for the three months ended June 30, 2005 and 2004 respectively and for approximately 21% and 19% of total SG&A for the six months ended June 30, 2005 and 2004 respectively. The increase in professional fees of 45% and 69% for the three and six months ended June 30, 2005 respectively compared with the corresponding periods in 2004 relates to increased consulting and legal fees at the corporate headquarters in connection with the sale of our operations and increased professional fees due to the PSINet Europe acquisition in August 2004 and the strengthening of the Euro-to-U.S. dollar foreign currency exchange rates.

Impairment and restructuring charges:

	Three months ended			Six months ended
	June 30, 2004	June 30, 2005	% Increase/ (Decrease)	June 30, 2004	June 30, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Impairment and restructuring charges	195	10,417	5,242%	495	11,846	2,293%
% of Total Revenue	5%	74%		6%	40%

During the three and six months ended June 30, 2005, we recorded impairment and restructuring charges of $10.4 million and $11.8 million respectively. The restructuring charge of $1.4 million for the three months ended June 30, 2005 related to severance payments for forty one staff at the corporate headquarters. The restructuring charge for the three months ended March 31, 2005 of $0.2 million related to severance payments to one employee at the corporate headquarters and transition implementation costs for back-office and administrative outsourcing initiatives.

During the first quarter of 2005, management concluded that an impairment had occurred in our Solutions operating unit. As a result, we recorded an intangible fixed asset impairment charge of $0.3 million and a tangible fixed asset impairment charge of $0.9 million. During the second quarter of 2005, management concluded that an impairment had occurred in our Solutions and Express operating unit. As a result, we recorded a goodwill impairment charge of $8.8 million related to the Solutions unit and a tangible fixed asset impairment charge of $0.2 million related to the Express unit. Refer to Note 3 to the unaudited condensed consolidated financial statements for further information.

During the three and six months ended June 30, 2004, we recorded restructuring charges of $0.2 million and $0.5 million, respectively. The restructuring charge for the three months ended June 30, 2004 of $0.2 million related to severance payments for three staff at the corporate headquarters and implementation costs for back-office and administrative outsourcing initiatives. The restructuring charges of $0.3 million for the three months ended March 31, 2004 related to severance payments to five employees in finance at the corporate headquarters and implementation costs for back-office and administrative outsourcing initiatives.

Depreciation and amortization:

	Three months ended			Six months ended
	June 30, 2004	June 30, 2005	% Increase/ (Decrease)	June 30, 2004	June 30, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Depreciation and amortization	897	1,386	55%	1,995	2,911	46%
% of Total Revenue	22%	10%		24%	10%

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

Our depreciation and amortization expense was $1.4 million for the three months ended June 30, 2005, up from $0.9 million for the three months ended June 30, 2004. Depreciation and amortization expense was $2.9 million for the six months ended June 30, 2005, up from $2.0 million for the six months ended June 30, 2004. For the three months ended June 30, 2005, $1.2 million related to the depreciation of fixed assets and $0.2 million related to the amortization of intangible assets. For the six months ended June 30, 2005, $2.7 million related to the depreciation of fixed assets and $0.2 million related to the amortization of intangible assets. For the three and six months ended June 30, 2004, all of our depreciation and amortization expense was related to the depreciation of fixed assets. The increase in total depreciation and amortization expense is primarily due to the acquisition of the PSINet Europe businesses in August 2004, resulting in amortization of identified intangible assets and depreciation of tangible fixed assets totaling approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2004 respectively. Excluding the PSINet Europe businesses, the depreciation expense decreased during the three and six months ended June 30, 2005 compared to the same period in 2004 due to the impact of the impairment of tangible and intangible fixed assets in previous periods.

Interest income, net:

	Three months ended			Six months ended
	June 30, 2004	June 30, 2005	% Increase/ (Decrease)	June 30, 2004	June 30, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Interest income, net	180	(124)	(169)%	273	(273)	(200)%
% of Total Revenue	4%	(1)%		3%	(1)%

For the three and six months ended June 30, 2005, we incurred net interest expenses of $0.1 million and $0.3 million, down from $0.2 million and $0.3 million of interest income for the three and six months ended June 30, 2004. Interest income was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in interest income is primarily due to the decrease in the available cash for investing. Interest expense of $0.1 million and $0.2 million incurred in the three and six months ended June 30, 2005, respectively, relates to the imputed interest of 5.27% associated with the Euro 6 million zero coupon convertible note issued in connection with the acquisition of the PSINet Europe companies. In addition, interest expenses of $0.1 million and $0.1 million incurred in the three and six months ended June 30, 2005 relates to the imputed interest of 7.38% associated with a long term IRU obligation.

Other (expense) income, net:

	Three months ended			Six months ended
	June 30, 2004	June 30, 2005	% Increase/ (Decrease)	June 30, 2004	June 30, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Other (expense) income, net	(74)	(1,212)	1,538%	98	299	205%
% of Total Revenue	(2)%	(9)%		1%	1%

For the three months ended June 30, 2005, we incurred other expenses, net in the amount of $1.2 million, mainly related to intercompany charges received from group companies included in the July 12th Sale. The results of these group companies, including the offsetting intercompany income, have been reclassified as gain (loss) from discontinued operations in the statement of operations for the three monts ended June 30, 2005. For the six months ended June 30, 2005, we earned other income, net in the amount of $0.3 million, related to a number of smaller income and expenses amounts in our operations. For the three months ended June 30, 2004, we incurred other expenses, net in the amount of $0.1 million and for the six months ended June 30, 2004, we earned other income, net in the amount of $0.1 million, both related to a number of smaller amounts incurred or received in our operations.

Foreign currency gains (losses), net

	Three months ended			Six months ended
	June 30, 2004	June 30, 2005	% Increase/ (Decrease)	June 30, 2004	June 30, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Foreign currency gains (losses), net	(544)	(8,598)	1,481%	(3,867)	(10,366)	168%
% of Total Revenue	(13)%	(61)%		(47)%	(35)%

We recognized a foreign currency loss of $8.6 million and $10.4 million for the three and six months ended June 30, 2005 respectively, as compared to a loss of $0.5 million and $3.9 million for the three and six months ended June 30, 2004. The change from period to period was primarily due to the fluctuation in the exchange rate of the Euro, Swiss Franc and British pound as compared to the U.S. dollar and its impact on the revaluation of our Euro and British pound denominated intercompany balances held by the parent company and on our Euro denominated cash accounts. See ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Foreign Currency Exchange Risks for more information.

We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. At June 30, 2005, the parent company held approximately Euro 0.3 million in the Euro cash account, CHF 0.6 million in the Swiss Franc cash account and GBP 0.3 million in the GBP cash account and remains exposed to changes in the foreign currency rate.

Income tax expense:

	Three months ended			Six months ended
	June 30, 2004	June 30, 2005	% Increase/ (Decrease)	June 30, 2004	June 30, 2005	% Increase/ (Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Foreign currency gains (losses), net	(1)	(162)	16,100%	(1)	(172)	17,100%
% of Total Revenue	0%	(1)%		0%	(1)%

We recognized income tax expenses of $0.2 million and $0.2 million for the three and six months ended June 30, 2005 respectively, as compared to income tax expenses of $1,000 for the three and six months ended June 30, 2004. Income tax expenses of $0.3 million were recorded in the three months period ended June 30, 2005 in connection with a ruling for the corporate headquarters with the Dutch tax authorities, offset by an income tax benefit of $0.1 million in connection with deferred tax liabilities relating to intangible fixed assets recognized for the acquisition of the PSINet Europe companies.

Gain (loss) from discontinued operations:

The loss from discontinued operations for the three months ended June 30, 2005 was $7.8 million, down from a loss from discontinued operations of $2.0 million for the three months ended June 30, 2004. The loss from discontinued operations for the six months ended June 30, 2005 was $10.9 million, down from a gain from discontinued operations of $0.2 million for the six months ended June 30, 2004. We recorded impairment charges of $5.9 million for the three and six months ended June 30, 2005, against assets classified as held for sale under the Amended Sale Agreement, which are classified within the loss from discontinued operations for the three and six months ended June 30, 2005.

Liquidity and Capital Resources

Liquidity

Negative Total Cash Flow, Urgent Liquidity Needs, Proposed Sale.   VIA began 2005 with $15.5 million in cash and cash equivalents and $5.1 million in restricted cash. We had a net decrease in cash and cash equivalents over the six months ended June 30, 2005 of $12.4 million, leaving us with $3.1 million in cash and cash equivalents and $2.5 million in restricted cash at June 30, 2005. Of the $3.1 million in cash and cash equivalents, $1.6 million was held at the group parent company. This compares to a net decrease in cash and cash equivalents over the six months ended June 30, 2004 of $23.5 million, comprised primarily of $12.0 million of net cash used in operating activities and $11.7 million of net cash used in investing activities.

Restricted cash of $2.5 million and $5.1 million at June 30, 2005 and December 31, 2004, respectively, represents amounts held on deposit with banking institutions as security for operating leases, leased properties and key suppliers.

We continue to sustain losses and net decreases of cash and cash equivalents from our continuing operations. As announced on March 17, 2005, we have insufficient cash reserves to continue operations of our group parent, VIA NET.WORKS, Inc., without new financing. We have sought, with the support of our professional advisors, to address this issue, by seeking new investments in the Company, new financing and opportunities to sell all or part of our business operations. Since Apri1 1, 2005, we have financed our continuing operations through the sale of operating units and obtaining advances of funds in connection with the sale of certain operating units.

On April 1, 2005, we sold our Swiss companies—VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG—to former managers and owners of the businesses, for a consideration of CHF 3.5 million (approximately  $2.9 million). Upon completion of the VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG sale, we recorded a loss of $ 1.0 million in the statement of operations in the three months ended June 30, 2005, relating to amounts previously recorded in accumulated other comprehensive loss.

On April 30, 2005, we entered into a sale and purchase agreement, or Sale Agreement, with Claranet Group Limited (Claranet), a privately-held European Internet services provider based in the United Kingdom, to sell all of our remaining business operations in Europe and the United States (the “Asset Sale”). The agreement followed on the letter of intent we entered into with Claranet on April 10, 2005. The material provisions of the Sale Agreement were described in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2005.

The Asset Sale was conditioned upon the approval by our shareholders. On or about June 3, 2005, we mailed our definitive proxy statement on Form 14A to our shareholders of record as of May 25, 2005 and scheduled a Special and Annual Meeting of the Shareholders to take place on June 29, 2005. In the proxy statement we delivered to our shareholders, we requested approval of, among other things, the Asset Sale and a plan of complete dissolution and liquidation of the Company. On June 28, 2005, we announced the postponement of the shareholders’ meeting until July 22, 2005 in order to provide us additional time to solicit proxies from our shareholders sufficient to obtain the affirmative vote in respect of the Sale Agreement and the Asset Sale of a majority of the voting stock of our Company. The closing of the Asset Sale was conditioned on receiving the requisite majority vote of the stockholders of our Company.

On July 12, 2005, we entered into an Amendment and Restatement with Claranet relating to the Sale Agreement of April 30, 2005 (the “Amended Sale Agreement”). Pursuant to the Amended Sale Agreement, we sold our Amen group of businesses and our U.S., Dutch and Portuguese legacy operations to Claranet for $9.3 million, less a portion of the deposit already paid by Claranet in connection with the Asset Sale (plus interest on such amount), repayment to Claranet of the amounts owed by us under the loan facility established on April 30, 2005, including interest, and an amount held as a deferred payment (the “July 12th Sale”). The sale excluded the PSINet Europe operations and VIA’s legacy operations in France, Germany and Spain as well as certain assets pertaining to our Company’s centralized back office and technical support systems, including employee contracts of certain headquarters personal (the “Remaining Assets”). No shareholder approval was necessary for the closing of the July 12th Sale. Upon completion of the July 12th Sale , we recorded a loss in the statement of operations for the three months ending September 30, 2005 of $1.6 million, relating to amounts previously recorded in accumulated other comprehensive loss.

In order to achieve an orderly transition of the ownership of the assets sold in the July 12th Sale, we, Claranet and certain of our subsidiaries entered into a transition services agreement pursuant to which the U.S., Dutch and Portuguese businesses sold to Claranet continue to have the right to use the VIA brand and to receive certain services from the remaining VIA businesses for a period of time following the completion of the sale. In return, we continue to have the right to receive certain services from the sold businesses.

On July 27, 2005, we received a letter from Claranet purporting to terminate the Amended Sale Agreement, which include termination of the agreement by Claranet to purchase the Remaining Assets for a purchase price of $17.1 million, subject to shareholder approval. That same day we also received a letter of termination regarding the Amended Facility Agreement, under which Claranet was to provide a $2.5 million secured loan facility to us. See discussion of termination letters under ITEM. 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; Overview; Proposed Sale of the Businesses; Interim Funding Arrangements

While we believe that Claranet’s position is not supported by the facts or the terms of the agreements and that it is therefore in breach of the agreements, our management also is aware that Claranet is not willing to proceed to complete the sale and provide financing on the terms of the agreements, and that we will need to pursue a different transaction. We therefore have engaged Claranet in discussions toward resolving the dispute. In the absence of a resolution of the dispute with Claranet, we could be liable to pay Claranet termination and related charges in an amount of $1.2 million, if Claranet’s position is determined to be justified. If our position is correct, Claranet would owe us $0.5 million for a break fee and we could pursue Claranet in litigation for significant damages. At the same time, we have actively sought a new buyer for the Remaining Assets, and we have had substantive discussions with interested parties. In light of our liquidity problems and without further advances under the Amended Facility Agreement from Claranet, we are seeking to enter into a new arrangement for the sale of the business and interim funding within the next few weeks. Based on discussions to date, we anticipate that we will be able successfully to conclude arrangements with a new buyer for the sale of the business and interim financing, as well as an agreement with Claranet to resolve the disputed termination of the sale and financing agreements, within that time frame. We also anticipate that we will be able to enter into a settlement with Claranet on the dispute regarding the termination of the Amended Sale Agreement and that settlement will provide for the payment of a portion of the amount still owing to us from the July 12th Sale.

There can be no assurances that we will be successful in any of these efforts, or what value a new buyer will place on the Company’s business and assets. If, for whatever reason, we are not able to enter into a new arrangement for the sale of the business and interim funding before the end of August 2005, there can be no assurance that we will able to find alternative solutions to its liquidity problem. In that event, we would have insufficient funds to continue to operate the Company as a going concern.

On June 29, 2005, we entered into a series of agreements with Sorbie Europe B.V. (“Sorbie”), formerly PSINet Europe B.V., (the “Sorbie Agreements”) relating to the renegotiation of the unsecured zero-coupon convertible note of Euro 6.0 million ($7.2 million) due and payable to Sorbie in full on November 20, 2005. The note was issued to Sorbie in connection with our acquisition of the PSINet Europe companies on August 9, 2004. Under the Sorbie Agreements, each of certain VIA group companies and the Sorbie related parties mutually released each other from all claims under the August 9, 2004 PSINet Europe purchase agreement. In consideration for the release, Sorbie agreed that it will cancel the note if VIA pays Sorbie, prior to August 31, 2005, €1.5 million (approximately $1.8 million) in cash and issues to Sorbie or its designee shares of common stock of VIA equal to 9.9% (7,173,341 shares) of the total outstanding shares of the Company as of June 29, 2005. Pursuant to the Agreements, the release and cancellation and our payment and issuance of the shares to Sorbie would occur no later than two days after the date of completion of the sale of our Company’s business or the recapitalization of our Company with new funds.

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

In connection with the acquisition of Amen in January 2004, we issued 673,652 shares of common stock at a price of $2 per share, having a total value of approximately $1.3 million on the date of acquisition, for Amen common stock. On June 14, 2005, we issued 4,180,663 shares of our common stock in satisfaction of an earn-out provision set forth in the Share Purchase Agreement made for the acquisition of Amen.

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

Foreign Currency Exchange Risks

Transaction risks

The parent company’s cash balances consist of Euros and U.S. dollars. The Euro bank account is revalued each month and the resultant gain or loss is reflected in the condensed consolidated statements of operations as “Foreign currency gains/(losses), net.” This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. For example, as of June 30, 2005, a 10% increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would result in a realized gain or loss of approximately $6.6 million. The change in exposure from period to period is related to the change in the balance of the Euro cash and intercompany accounts. The parent company held approximately Euro 0.3 million in the Euro cash account, CHF 0.6 million in the Swiss Franc cash account and GBP 0.3 million in the GBP cash account and remains exposed to changes in the foreign currency rate. However, such rate fluctuations should have a smaller impact in future as the balances have continued to reduce.

The fluctuation in the exchange rates resulted in foreign currency gains (losses) reflected in the consolidated statements of operations as “Foreign currency gains (losses), net” of $(8.6) million and $(10.4) million for the three and six months ended June 30, 2005 respectively, and $(0.5) million and $(3.9) million for the same periods in 2004.

Translation risks

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected as a component of accumulated other comprehensive loss in stockholders’ equity, net of $9.7 million and $12.0 million for the three and six months ended June 30, 2005 respectively, and $0.6 million and $2.5 million for the same periods in 2004.

Exchange rates can vary significantly. The Euro high and low rates varied by approximately 10% and 14% in relation to the U.S. dollar during the three and six months ended June 30, 2005 respectively. The Swiss Franc high and low rates varied by approximately 10% and 14% in relation to the U.S. dollar during the three and six months ended June 30, 2005 respectively. This variation affects the average exchange rates used to translate the income statements of our operating companies whose functional currency is not U.S. dollars. At June 30, 2005, the Euro-to-U.S. dollar exchange rate was approximately 12% below where it was at the beginning of the year and the Swiss Franc to U.S. dollar exchange rate was approximately 8% above where it was at the beginning of the year. This variation affects the ending exchange rates used to translate amounts on the balance sheet of our operating companies whose functional currency is not U.S. dollars. Future changes in the value of the Euro and Swiss Franc could have a material impact on our financial position and results of operations. We also experienced fluctuations in other exchange rates.

Hedging against foreign exchange risks

For the six months ended June 30, 2005 we did not actively manage our exposure to foreign currency translation risks that affect our reported results, which result in no cash impact unless the operation is sold. We have in the past considered insurance and financial risk products to manage this risk, but determined such products to be prohibitively expensive. We currently have no hedging arrangements or derivatives in place to address this form of translation risk.

The parent company maintains a Euro cash balance, a Swiss Franc cash balance and a British Pound balance to meet the working capital requirements of the operating subsidiaries with a Euro, Swiss Franc or British Pound functional currency. The parent company maintains its remaining cash resources in U.S. dollars.

ITEM 4.                CONTROLS AND PROCEDURES

Our management and the Audit Committee of the board of directors has engaged in regular evaluations of our internal controls, as well as the processes we maintain to ensure that all material information relating to us and our subsidiaries is recorded, processed, summarized, evaluated and reported within the time periods specified by rules established by the Securities and Exchange Commission. These latter processes are known as Disclosure Controls and Procedures. Disclosure Controls and Procedures are also designed to ensure that all such information is communicated to our management, including our Chief Executive Officer and Principal Financial Officer, in such a manner as to allow timely decisions to be made regarding required disclosures.

We have evaluated, with the oversight of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our Disclosure Controls and Procedures as of June 30, 2005. In designing and evaluating the Disclosure Controls and Procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures. In addition, we recognize that Disclosure Controls and Procedures by their nature can provide only reasonable assurance that our information flow objectives are met. As of June 30, 2005 our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls and Procedures are effective in all material respects.

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

PART II

Item 1.                        Legal Proceedings

There have been no significant developments regarding legal proceedings since the filing of VIA’s Form 10-K on April 26, 2005, except for a lawsuit filed by the former chief executive officer of VIA NET.WORKS, Inc., regarding compensation for termination of his employment agreement, communications received regarding a pre-existing claim of a former Vice President Europe Sales & Marketing of PSINet Belgium regarding reimbursements and damages for the termination of her employment agreement, a dispute between VIA and Reachtown Limited relating to a management agreement and a dispute with Claranet regarding the termination of the Amended Sale Agreement. See note 11 to the condensed consolidated financial statements for further information.

Item 2.                        Changes in Securities and Use of Proceeds

Changes in Securities:

On June 14, 2005, the Company issued 4,180,663 shares of VIA common stock to Reachtown Limited in satisfaction of an earn-out provision under the Share Purchase Agreement made and entered into as of January 28, 2004, among VIA, VIA NET.WORKS Holdco, Inc. and Reachtown Limited, pursuant to which VIA acquired 100% of the issued and outstanding shares of each of Amen Limited, Agence Des Medias Numeriques S.A.S. (Amen France) and Agencia De Media Numerica Espana, S.L. (Amen Spain). The shares were issued in reliance on Regulation S under the Securities Act of 1933, as amended.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

On or about June 3, 2005, the Company mailed to all its shareholders of record as of May 25, 2005, a proxy statement setting forth four proposals, including the election of directors, to be submitted to a vote of security holders of the Company at an Annual and Special Meeting of the Company to be held on June 29, 2005. On June 28, 2005, the Company announced the postponement of the meeting until July 22, 2005, in order to provide time to solicit additional proxies from shareholders. The meeting was convened, then adjourned until August 2, 2005 to provide further time to solicit proxies. On July 27, 2005, Claranet notified VIA that it was terminating the Amended Sale Agreement. See discussion of termination letters under ITEM. 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; Overview; Proposed Sale of the Businesses; Interim Funding Arrangements. While VIA immediately notified Claranet that it disputed Claranet’s right to terminate the Amended Sale Agreement, Claranet made it clear in discussions that it had no intent to continue the transaction in accordance with the terms of the agreement, thereby making moot the proposals before the shareholders of the Company to consider for approval the Amended Sale Agreement and the dissolution and plan of dissolution of the Company.

On August 2, 2005, the Annual Meeting of the Company was convened for the purpose of voting on two proposals put forth by the Company:

(1)   the election of two Class II directors, Jan Gesmar-Larsen and Malcolm Bell, to serve for a three-year term; and

(2)   the authorization for our board of directors to amend, at its discretion, our amended and restated certificate of incorporation by adopting one of two proposed amendments to effect a reverse stock split, either a one-for-ten reverse stock split or a one-for-twenty reverse stock split, of all the issued and outstanding shares of our common stock, par value $0.001 per share, without further approval of our shareholders, upon a determination by our board that a reverse stock split is in the best interests of our Company and our shareholders.

At the meeting, for which proxies were solicited pursuant to Regulation 14 under the 1934 Securities and Exchange Act, all director nominees were elected.

The proposal to authorize the board of directors to amend our amended and restated certificate of incorporation by adopting one of two proposed amendments to effect a reverse stock split was approved by a majority vote of those votes represented in person or by proxy at the meeting as follows:

		% total votes
Votes for	41,348,606	92.8%
Votes against	3,029,462	6.8%
Votes abstained	161,784	0.4%
Total voted shares	44,539,852

Item 5.                        Other Information

None.

Item 6.                        Exhibits

a)              Exhibits

Exhibits
Exhibit 31.1	Section 302 Certification—Chief Executive Officer
Exhibit 31.2	Section 302 Certification—Principal Financial Officer
Exhibit 32	Written Statement of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1	Risk Factors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VIA NET.WORKS, Inc.
	By:	/s/ RAY WALSH
Chief Executive Officer (Principal Executive Officer)
Date: August 12, 2005
	By:	/s/ PIET BOERSMA
(Principal Financial Officer)
Date: August 12, 2005

EXHIBIT INDEX

Exhibit
31.1	Section 302 Certification—Chief Executive Officer
31.2	Section 302 Certification—Principal Financial Officer
32	Written Statement of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors