Form 10-Q
period 2005-09-30
VIA NET WORKS INC
filed 2005-11-10
CIK 1098402

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-29391

VIA NET.WORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1412512
(State or other jurisdiction)	(I.R.S. Employer Identification No.)

Siriusdreef 30 - 36

2132 WT Hoofddorp

The Netherlands

(Address of principal executive offices)

Registrant’s telephone number, including area code: +31 23 5699 842

(Former name or former address, if changed since last report)

H. Walaardt Sacrestraat 401-403

1117 BM Schiphol

The Netherlands

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No

As of November 10, 2005, there were outstanding 108,268,803 shares of the registrant’s common stock.

VIA NET.WORKS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005 (going concern basis)
Condensed Consolidated Statement of Net Assets in Liquidation as of September 30, 2005
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2005 (going concern basis)
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2005 (going concern basis)
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
SIGNATURES
EXHIBIT INDEX

PART I

ITEM 1. FINANCIAL STATEMENTS

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Going concern basis)

(In thousands of U.S. dollars, except share data)

	December 31, 2004	September 30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,497	$3,959
Restricted cash	5,100	2,794
Trade and other accounts receivable, net of allowance of $2,966 and $1,644 respectively	13,909	5,131
Other current assets	6,972	3,929

Total current assets	41,478	15,813
Property and equipment, net	13,065	5,040
Goodwill	42,466	18,552
Intangible assets, net	8,695	2,865
Other non-current assets	444	—
Deferred tax asset	14,305	13,771

Total assets	$120,453	$56,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,899	$8,767
VAT and other taxes payable	1,083	333
Current portion of capital lease obligations and long-term payables	9,325	177
Deferred revenue	15,591	1,815
Accrued expenses	24,451	20,052
Deferred tax liability	13,772	13,970
Other current liabilities	3,744	1,841

Total current liabilities	84,865	46,955
Capital lease obligations and long-term payables, less current portion	344	9
Deferred tax liability	2,639	937

Total liabilities	87,848	47,901

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 shares and 5,454,545 shares issued, respectively	—	5
Common stock, $.001 par value; 132,500,000 shares authorized; 62,624,777 and 109,789,592 shares issued, respectively	63	110
Additional paid-in capital	557,907	563,839
Treasury stock, 1,520,789 shares	(1,521)	(1,521)
Accumulated deficit	(488,880)	(543,482)
Accumulated other comprehensive loss	(34,964)	(10,811)

Total stockholders’ equity	32,605	8,140

Total liabilities and stockholders’ equity	$120,453	$56,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION

(Liquidation basis)

(In thousands of U.S. dollars,)

September 30, 2005
(Unaudited)
ASSETS
Cash and cash equivalents	$3,959
Restricted cash	2,794
Trade and other accounts receivable	5,131
Other current assets	3,929
Property and equipment, net	5,292
Goodwill	19,482
Intangible assets, net	3,009
Deferred tax asset	13,771

Total assets	$57,367

LIABILITIES
Accounts payable	$8,767
VAT and other taxes payable	333
Capital lease obligations and long-term payables	186
Deferred revenue	1,815
Accrued expenses	20,052
Deferred tax liability	14,907
Other current liabilities	1,841
Reserve for estimated liquidation costs	754

Total liabilities	48,655

Net Assets in Liquidation	$8,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Going concern basis)

 (in thousands of U.S. dollars, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
Revenue	8,394	13,621	16,636	43,207

Operating costs and expenses:
Internet services	4,390	6,023	9,134	21,481
Selling, general and administrative	9,628	4,982	28,661	33,548
Impairment and restructuring charges	1,293	609	1,788	12,455
Depreciation and amortization	1,069	1,366	3,064	4,277
Total operating costs and expenses	16,380	12,980	42,647	71,761
Operating gain (loss) from continuing operations	(7,986)	641	(26,011)	(28,554)
Interest income	161	12	440	72
Interest expense	(80)	(155)	(86)	(488)
Other (expense) income, net	(361)	340	(263)	639
Foreign currency gains (losses), net	2,132	(7,692)	(1,735)	(18,058)
Loss from continuing operations before income taxes	(6,134)	(6,854)	(27,655)	(46,389)
Income tax benefit (expense)	1	(23)	—	(195)

Net loss from continuing operations	(6,133)	(6,877)	(27,655)	(46,584)
Discontinued operations:
Gain (loss) from discontinued operations	828	(1,739)	1,056	(12,667)
Gain on disposal of discontinued operations	663	366	663	4,649
Net loss	$(4,642)	$(8,250)	$(25,936)	$(54,602)

Basic and diluted income (loss) per share:
Continuing operations	$(0.10)	$(0.08)	$(0.45)	$(0.66)
Discontinued operations	$0.02	$(0.02)	$0.02	$(0.11)
Net income (loss) per share-basic and diluted	$(0.08)	$(0.10)	$(0.43)	$(0.77)

Shares used in computing basic and diluted loss per share	61,103,988	83,478,503	60,911,452	71,250,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going concern basis)

(in thousands of U.S. dollars)

(Unaudited)

	For the nine months ended September 30,
	2004	2005
Cash flows from operating activities:
Net loss from continuing operations	$(27,655)	$(46,584)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,079	4,277
Impairment charges	—	10,806
Provision for doubtful accounts receivable	725	176
Unrealized foreign currency transaction losses	1,082	5,990
Deferred tax	(25)	70
Stock compensation	80	—
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	1,209	523
Other current assets	(742)	2,277
Other non-current assets	1,103	—
Accounts payable	341	(2,430)
VAT and other taxes payable	(1,310)	(261)
Accrued expenses	956	1,720
Other current liabilities	(3,681)	(13,778)
Deferred revenue	(2,254)	(1,085)
Net cash provided by operating activities by discontinued operations	7,488	8,133
Net cash used in operating activities	(19,604)	(30,166)
Cash flows from investing activities:
(Increase) decrease in restricted cash	(3,768)	2,306
Acquisition of subsidiaries (net of cash acquired)	(21,088)	1,155
Purchases of property, equipment and other assets	(2,856)	(1,020)
Proceeds from disposition of subsidiaries	7,224	16,639
Net cash used in investing activities by discontinued operations	(1,081)	(97)
Net cash received from (used in) investing activities	(21,569)	18,984
Cash flows from financing activities:
Repayment of debt and principal payments on capital lease obligations	39	(2,699)
Proceeds from issuance of common stock, net	369	2,800
Net cash used in financing activities by discontinued operations	(184)	(138)
Net cash received from (used in) financing activities	224	(37)
Effect of currency exchange rate changes on cash	(912)	(319)
Net decrease in cash and cash equivalents	(41,861)	(11,538)
Cash and cash equivalents, beginning of period	65,803	15,497
Cash and cash equivalents, end of period	$23,942	3,959
Supplemental disclosure of cash flow information
Cash paid for interest	$86	$488
Cash paid for taxes	$1	$195

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIA NET.WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation & Significant Accounting Policies

On October 21, 2005 the Company announced that, at a special meeting held on that date, VIA’s shareholders had approved a plan providing for the voluntary dissolution of the Company (the “Plan of Liquidation”), to be implemented following the sale of VIA’s business that closed on that date. VIA filed a certificate of dissolution with the Delaware Secretary of State on November 4, 2005, or the date of Dissolution. Pursuant to the Plan of Liquidation, VIA will liquidate its remaining assets, satisfy or make reasonable provisions for its remaining obligations and make distributions to its shareholders of all remaining proceeds. The liquidation process is expected to take approximately six to eight months after the Date of Dissolution (the “Liquidation Period”) although it could take longer.

These condensed consolidated financial statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VIA NET.WORKS, Inc. (“VIA” or “the Company”) as of and for the year ended December 31, 2004, included in VIA’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“2004 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the financial statements included in the 2004 Annual Report. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that management considers necessary to present fairly the consolidated financial position of VIA at September 30, 2005 and the results of its operations and its cash flows for the nine month periods ended September 30, 2004 and 2005. The results of operations for the three and nine month period ended September 30, 2005 may not be indicative of the results expected for any succeeding quarter or for the year ending December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassifications have been made to prior period amounts to account for discontinued operations.

Liquidation basis of accounting — As a result of the adoption of the Plan of Liquidation and its approval by the Company’s shareholders, the Company has adopted the liquidation basis of accounting for all periods beginning after September 30, 2005. On September 30, 2005, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the Plan of Liquidation (see condensed statement of net assets in liquidation and notes 2 and 3).  Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Reclassifications - Certain reclassifications have been made to prior year financial statements in order to conform with the current year presentation.

Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.             Plan of Liquidation and Dissolution:

For the nine months ended September 30, 2005, the Company had net losses from continuing operations of $46.6 million and net decrease of cash and cash equivalents for the period of $11.5 million.

As of September 30, 2005, the Company had $4 million in cash and cash equivalents and $2.8 million in restricted cash. Through September 30, 2005, the Company continued to sustain losses and net decreases of cash and cash equivalents from its continuing operations. As announced on March 17, 2005, the Company has insufficient cash reserves to continue operations of its group parent, VIA NET.WORKS, Inc., without external financing. The Company sought, with the support of its professional advisors, to address this issue, by seeking new investments in the Company, new financing and opportunities to sell all or part of its business operations. Since

Apri1 1, 2005, the Company financed its continuing operations through the sale of operating units of the Company and obtaining advances of funds in connection with the sale of certain operating units.

On April 1, 2005, the Company announced the sale of two of its Swiss companies — VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG — to former managers and owners of the businesses, for a cash consideration of CHF 3.5 million ($2.9 million). The net proceeds of the sale provided VIA with additional liquidity to continue its discussions with other parties to obtain new financing or enter into transactions for the sale of all or parts of its business.

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

On June 29, 2005, the Company entered into a series of agreements (the “Sorbie Agreements”) relating to the renegotiation of VIA’s obligations related to the unsecured zero-coupon convertible note of €6.0 million (approximately $7.3 million) due on November 20, 2005 issued to by Sorbie Europe B.V. (formerly PSINet Europe B.V.) (“Sorbie”) in connection with the Company’s acquisition of the PSINet Europe companies on August 9, 2004. Under the Sorbie Agreements, VIA and the sellers of the PSINet Europe companies mutually released all claims that either party had or may in the future have against the other party under the August 9, 2004 purchase agreement. In consideration for the release, Sorbie agreed to cancel the note against a payment to Sorbie, prior to August 31, 2005, of €1.5 million (approximately $1.8 million) in cash and the issuance to Sorbie of a number of shares of common stock of VIA equal to 9.9% of the total outstanding shares of the Company as of June 29, 2005. Pursuant to the Sorbie Agreements, on August 29, 2005, VIA paid approximately $1.8 million and issued 7,173,341 shares of common stock (aggregate value of approximately $0.5 million) to Sorbie (collectively, the “Sorbie Settlement”). Upon completion of the Sorbie Settlement, VIA recorded a gain of $4.9 million within “Other (expense) income, net” in the statement of operations in the three months ending September 30, 2005.

On July 12, 2005, VIA and Claranet entered into an Amendment and Restatement Agreement relating to the Sale Agreement of April 30, 2005 (the “Amended Sale Agreement”).  Pursuant to the Amended Sale Agreement, the Company sold its Amen group of businesses and its U.S., Dutch and Portuguese “VIA NET.WORKS”-branded legacy operations to Claranet for $9.3 million, less a portion of the deposit already paid by Claranet in connection with the Asset Sale (plus interest on such amount), repayment to Claranet of the amounts owed by VIA under the loan facility established on April 30, 2005, including interest, and an amount held as a deferred payment (the “July 12th Sale”). The sale excluded the PSINet Europe operations and VIA’s legacy operations in France, Germany and Spain and certain assets pertaining to the Company’s centralized back office and technical support systems, including employee contracts of certain headquarters personal (the “Remaining Assets”). No shareholder approval was necessary for the closing of the July 12th Sale. Upon completion of the July 12th Sale, the Company recorded a loss in the statement of operations for the three months ending September 30, 2005 of $7.6 million, relating to foreign exchange translation from the disposed entities previously recorded in accumulated other comprehensive loss.

The Amended Sale Agreement contemplated that the Remaining Assets would be sold to Claranet for $17.1 million, subject to certain adjustments, in a second closing that would be subject to shareholder approval.  As a part of the July 12th Sale, VIA and Claranet also entered into an Amendment and Restatement Agreement relating to the Facility Agreement of April 30, 2005 (the “Amended Facility Agreement”).  Under the Amended Facility Agreement, Claranet agreed to extend to VIA a secured loan facility of $2.5 million, in replacement of the previous €5.3 million ($7.0 million) loan facility established under the Facility Agreement of April 30, 2005. VIA subsequently delivered to its shareholders a supplement to its proxy materials describing, among other things, the July 12th Sale, the sale of the Remaining Assets and the approval being sought at the July 22, 2005 scheduled shareholders’ meeting.  The shareholders’ meeting was convened on July 22, 2005 and then adjourned until August 2, 2005 in order to provide the Company additional time to secure the requisite majority vote.

On July 27, 2005, Claranet delivered a letter purporting to terminate the Amended Sale Agreement. Claranet also delivered a letter of termination that day regarding the Amended Facility Agreement. In its letters of termination, Claranet alleged that certain events had occurred that permitted it to terminate the Amended Sale Agreement and the Amended Facility Agreement; specifically, that VIA’s cash flow exceeded the level of negative cash flow permitted by the Amended Sale Agreement, that certain alleged new liabilities have arisen and that Claranet did not consent to the Sorbie Agreements. The Company promptly delivered a notice to Claranet disputing the assertions made by Claranet, disputing the right of Claranet to terminate the agreements and demanding that it fully perform the agreements.

While VIA believed that Claranet’s position was not supported by the facts or the terms of the agreements and that Claranet was therefore in breach of the agreements, VIA’s management was also aware that Claranet was not willing to proceed to complete the sale and provide financing on the terms of the agreements, and therefore VIA pursued a different transaction.

On August 23, 2005, VIA entered into a settlement deed with Claranet regarding the termination of the Amended Sale and Facility Agreement (the “Settlement Deed”). Under the Settlement Deed, the Company and Claranet mutually released all claims that either party had or may have had in the future against the other party under the acquisition agreements and Claranet agreed to pay VIA the sum of $800,000, payable in two instalments, less deductions for certain operational expenses of approximately $135,000 incurred by Claranet on VIA’s behalf pursuant to a transition services agreement that will continue for a limited time.  Both instalments were subsequently paid.  The transition services agreement was entered into in connection with VIA’s sale to Claranet on July 12, 2005 of its Amen group of businesses and its U.S., Dutch and Portuguese legacy operations, prior to the termination of the acquisition agreements which are the primary subject of the Settlement Deed.

On August 26, 2005, in connection with the definitive agreements with Interoute Communications Holdings S.A. and certain of its affiliates (“Interoute”) for the sale of all the Company’s remaining operations, VIA entered into a Subscription Agreement with a subsidiary of Interoute (“Interoute Sub’’) pursuant to which Interoute Sub purchased 10,810,811 shares of common stock and 5,454,545 shares of a newly created series of preferred stock of VIA designated Series A convertible preferred stock for an aggregate purchase price of $2.8 million. VIA also issued to another subsidiary of Interoute, in payment of an aggregate of $925,000 in loan commitment and management fees, 25,000,000 shares of common stock with a fair value of $1.8 million. The shares held by Interoute comprised approximately 46.5% of our outstanding voting stock as of September 30, 2005.

On October 21, 2005, VIA completed the sale of substantially all of its remaining assets to Interoute for $18.1 million, of which $5.0 million was advanced to the Company prior to the closing under an interim financing facility.    See Note 16 for further discussion on this transaction

As discussed in Note 16, on October 21, 2005, the Company’s shareholders approved a Complete Plan of Liquidation and Dissolution providing for the voluntary dissolution of the Company.

3.             Estimated Liquidation Costs

Under the liquidation basis of accounting, the Company is required to estimate and record the costs associated with executing the plan of liquidation as a liability. These amounts can vary significantly due to, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations. These costs are estimates and are expected to be paid out over the Liquidation Period.  In addition, these costs do not include costs which have already been accrued and accounted for in the Consolidated Statement of Operations for the period ending September 30, 2005. The Company’s Reserve for Estimated Liquidation Costs as of September 30, 2005 is detailed as follows:

September 30, 2005
(Unaudited)

Payroll and personnel costs	$196
Professional fees	120
Office and administration expenses	25
Unknown litigants and creditors	400
Other	13
Total	$754

4.             Net assets in liquidation

The following is a reconciliation of Total Stockholders’ Equity under the Going Concern basis of accounting to Net Assets in Liquidation under the Liquidation basis of accounting as of September 30, 2005:

September 30, 2005
(Unaudited)

Stockholders’ equity at September 30, 2005	$8,140

Reserve for estimated costs during the period of liquidation	(754)
Fair value adjustment to property, plant & equipment	252
Fair value adjustment to goodwill	930
Fair value adjustment to intangible assets	144

Net assets in Liquidation at September 30,2005	$8,712

The Company expects to record a trading loss of approximately $2.2 million, in quarter four to account for the activity of the remaining trading businesses sold to Interoute, from October 1, 2005 to October 21, 2005.  These losses will reduce the Company’s net assets in liquidation for the period ending December 31, 2005, to an estimated value of $6.5 million.

5.             Discontinued Operations

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

Revenues related to VIA NET.WORKS UK Limited were approximately $10.7 million for the nine months ended September 30, 2004. The gain, excluding accounting for the sale transaction, related to VIA NET.WORKS UK Limited was approximately $3.5 million for the nine months ended September 30, 2004.

Although all of VIA’s trading entities were sold subsequent to the quarter end date, they are not treated as discontinued operations in the form 10-Q.  Discontinued operations presentation is not appropriate as it should only be used when the group is disposing of a component of its operations, it is not appropriate when the business is disposing all of its operations.

SURF COMPANIES

During the year ended December 31, 2004, Surftrade Ltda., Surftrade Portugal and VIA NET.WORKS Holdings Cayman were liquidated.  The results of the liquidated companies which have been recorded during the nine months ended September 30, 2004 are nil for Surftrade Ltda., Surftrade Portugal and VIA NET.WORKS Holdings Cayman. Surftrade Ltda., Surftrade Portugal and VIA NET.WORKS Holdings Cayman results would have been reported in Corporate entity.

2005

VIA NET.WORKS SWITZERLAND

On April 1, 2005, the Company announced the sale of two of its Swiss companies — VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG — to former managers and owners of the businesses, for a cash consideration of CHF 3.5 million ($2.9 million). VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG results would have been reported in our Solutions segment. The Company sold the Swiss operations due to working capital shortfalls. The net proceeds of the sale provided VIA with additional liquidity to continue its operations, while the Company continued discussions for refinancing and sale transactions.

Revenues related to VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG were approximately $4.5 million for the nine months ended September 30, 2004 and $2.2 million for the nine months ended September 30, 2005. The loss, excluding accounting for the sale transaction, related to VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG was approximately $0.1 million for the nine months ended September 30, 2004 and $24,000 for the nine months ended September 30, 2005. Upon completion of the VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG sale, the Company recorded a loss of $ 1.0 million in the statement of operations in the three months ended September 30, 2005, relating to amounts previously recorded in accumulated other comprehensive loss from foreign currency translation.

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

Revenues related to companies sold in the July 12th Sale were approximately $13.0 million for the nine months ended September 30, 2004 and $16.7 million for the nine months ended September 30, 2005. The loss, excluding accounting for the sale transaction, related to the companies sold in the July 12th Sale was approximately $3.1 million for the nine months ended September 30, 2004 and $10.9 million for the nine months ended September 30, 2005. Income tax benefits in connection with deferred tax liabilities relating to intangible fixed assets recognized for the acquisition of the Amen group of companies were approximately $0.2 million for the nine months ended September 30, 2004 and $0.2 million for the nine months ended September 30, 2005. Details of the impairment charges as well as the reversal of previously recorded foreign currency translation balances recorded against the discontinued operations are set out in Note 6.

Although the Company was actively marketing its remaining trading entities as of September 30, 2005, the Company has not accounted for the entities sold to Interoute on October 21, 2005 as a discontinued operation.  This presentation is appropriate, as the Company is not disposing of a component of its business, as defined within SFAS 144, but rather all of its continuing operations.

6.                                      Impairment and Restructuring Charges

Impairment charges:

	Nine months ended September 30,
In thousands of U.S. dollars	2004	2005
Fixed assets and intangible assets	$—	$1,382
Goodwill	—	8,815

Total impairment charges	$—	$10,197

2004

There were no impairment charges for the nine months ended September 30, 2004.

2005

At March 31, 2005, upon completion of an impairment analysis, in accordance with SFAS 144, the Company recorded an intangible fixed asset impairment charge of $0.8 million and a tangible fixed asset impairment charge of $1.1 million, mainly related to the Solutions and Amen segments. The fair value of the assets groups, calculated as of March 31, 2005 was based on a discounted cash flow model with appropriate market and business risk factored in for the period up until the first week of July, 2005, the estimated date of completion of the Claranet Sale, the estimated sale proceeds of $26.4 million as agreed in the sale and purchase agreement with Claranet in place at that time and the projected working capital position at June 30, 2005.

Based on the impairment of tangible and intangible fixed assets, at March 31, 2005, the Company determined a triggering event had occurred which required the Company to perform an impairment test on the carrying value of goodwill in accordance with SFAS 142. As a result, the Company recorded an impairment of $0.5 million to the goodwill related to its Amen segment.

At June 30, 2005, upon completion of an impairment analysis, in accordance with SFAS 144, the Company recorded an intangible fixed asset impairment charge of $0.3 million and a tangible fixed asset impairment charge of $1.1million in relation to the Remaining Assets of the Group (mainly related to the Solutions segment). For definitions of the segments, please refer to Note 12 Segment reporting.   At September 30, 2005, after completion of an updated impairment analysis, it was determined that no additional impairment charge was required for the quarter then ended.

The impairment review reflected the sale of the assets of the Company to Interoute on October 21, 2005.

Based on the sale proceeds from the disposal to Interoute, management concluded that no impairment was necessary for the three months ended September 30, 2005.

Based on the impairment of tangible and intangible fixed assets for the Remaining Assets, at June 30, 2005, the Company determined a triggering event had occurred which required the Company to perform an impairment test on the carrying value of goodwill in accordance with SFAS 142. As a result, the Company recorded an impairment of $8.7 million to the goodwill related to its Solutions segment and an impairment of $0.1 million to the goodwill related to VIA US operation, which was included in the Company’s Express segment. The impairment charge relating to the goodwill of the VIA US operation, which was included in the Express segment, has been classified within loss from discontinued operations in the statement of operations for the nine months ended September 30, 2005.  In addition to the impairment charges discussed above, the Company also recorded impairment charges of $5.9 million for the three ended June 30, 2005, against assets classified as held for sale under the Amended Sale Agreement with Claranet.

Restructuring charges:

In thousands of U.S. dollars	Balance at December 31, 2003	Additions	Cash utilized	Foreign exchange	Balance at March 31, 2004

Employee termination payments	201	151	(159)	1	194
Future operating lease obligations	276	—	(41)	—	235
Other	121	149	(114)	—	156

Total restructuring charges	$598	$300	$(314)	$1	$585

In thousands of U.S. dollars	Balance at March 31, 2004	Additions	Cash utilized	Foreign exchange	Balance at June 30, 2004

Employee termination payments	194	73	(266)	(1)	—
Future operating lease obligations	235	—	(83)	—	152
Other	156	122	(253)	—	25

Total restructuring charges	$585	$195	$(602)	$(1)	$177

In thousands of U.S. dollars	Balance at June 30, 2004	Additions	Cash utilized	Foreign exchange	Balance at September 30, 2004

Employee termination payments	—	898	(14)	(7)	891
Future operating lease obligations	152	91	(32)	—	211
Other	25	304	(176)	—	7

Total restructuring charges	$177	$1,293	$(222)	$(7)	$1,255

In thousands of U.S. dollars	Balance at December 31, 2004	Additions / releases	Cash utilized	Foreign exchange	Balance at March 31, 2005

Employee termination payments	319	106	(212)	(14)	199
Future operating lease obligations	164	(40)	(70)	(4)	50
Other	484	176	(174)	(16)	470

Total restructuring charges	$967	$242	$(456)	$(34)	$719

In thousands of U.S. dollars	Balance at March 31, 2005	Additions / releases	Cash utilized	Foreign exchange	Balance at June 30, 2005

Employee termination payments	199	1,407	(143)	(69)	1,394
Future operating lease obligations	50	—	(45)	(1)	4
Other	470	—	(97)	(14)	359

Total restructuring charges	$719	$1,407	$(285)	$(84)	$1,757

In thousands of U.S. dollars	Balance at June 30, 2005	Additions / releases	Cash utilized	Foreign exchange	Balance at September 30, 2005

Employee termination payments	1,394	609	(1,317)	(1)	685
Future operating lease obligations	4	—	(4)	—	—
Other	359	—	—	(1)	358

Total restructuring charges	$1,757	$609	$(1,321)	$(2)	$1,043

2004

The Company recorded restructuring charges of $1.3 million and $1.8 million during the three and nine months ended September 30, 2004 respectively. The restructuring charge for the six months ended June 30, 2004 related to severance payments at the corporate headquarters and transition implementation costs for back-office and administrative outsourcing initiatives. The restructuring charge for the three months ended September 30, 2004 related to severance payments at four of the Company’s European operations, costs associated with integrating the PSINet Europe operations, transition implementation costs for back-office and administrative outsourcing activities and a charge for future lease obligations at the German operation.

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

The accrual for future operating lease obligations, relating to the Reston office, has been drawn down by the monthly payments on the office lease, which continued through February 2005, less the income from a sublease of the space. During the three months ended September 30, 2004 an additional accrual of $0.1 million has been made for future lease obligations in the German operation. Other charges incurred in the three and nine months ended September 30, 2004 related to the implementation costs for back-office and administrative outsourcing initiatives. In addition, other charges include $0.2 million for the three months ended September 30, 2004 relating to costs associated with integrating the PSINet Europe operations recently acquired (see Note 4) and related system migration costs.

2005

The Company recorded restructuring charges of $0.6 million and $2.3 million during the three and nine months ended September 30, 2005 respectively. The restructuring charges related to severance payments at the corporate headquarters and transition implementation costs for back-office integration initiatives.

The employee termination costs of $0.1 million for the three months ended March 31, 2005 relate to one employee at the corporate headquarters. The employee termination costs of $1.4 million for the three months ended June 30, 2005 relate to forty one employees at the corporate headquarters. Cash payments for severance and benefits of $1.3 million were made in the three months ended September 30, 2005 by the corporate headquarters. The remaining accrual of $0.7 million at September 30, 2005 relates to two employees at the corporate headquarters.

The accrual for future operating lease obligations, relate to the Reston office and future lease obligations in the VIA Germany operation. As at September 30, 2005 the accrual for the future operating lease obligations of the Reston office and the VIA Germany operation have been drawn down to nil by the monthly payments on the office leases. $40,000 of the accrual for the future operating lease obligations has been released to the statement of operations for the three months ended March 31, 2005 after the Reston operating lease obligation was terminated in February 2005.

Other charges incurred in the three months ended March 31, 2005, relate to the implementation costs for back-office integration initiatives. The remaining accrual of $0.4 million at September 30, 2005 relates to $0.2 million implementation costs for back-office integration initiatives and $0.2 million for the termination of a reseller agreement in the PSINet France operation.

7.             Income Tax

The provision for taxes based on loss for the nine months ended September 30, 2004 and 2005 was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on management’s expectation of an effective income tax rate of 0% for the year ending December 31, 2005.

8.             Comprehensive Gain (Loss)

Comprehensive gain (loss) for the three and nine months ended September 30, 2004 and 2005 was as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands of U.S. dollars	2004	2005	2004	2005
Net income (loss)	$(4,642)	$(8,250)	$(25,936)	$(54,602)
Foreign currency translation adjustment gains	5,866	11,855	8,399	24,153

Comprehensive gain (loss)	$1,224	$3,605	$(17,537)	$(30,449)

9.             Property and Equipment, net

Property and equipment consisted of the following:

In thousands of U.S. dollars	December 31, 2004	September 30, 2005
Hardware and other equipment	$19,586	$6,706
Network and data center assets	8,330	2,783
Software	17,237	15,246
Furniture and fixtures	1,186	134

	46,339	24,869
Accumulated depreciation	(33,274)	(19,829)

Property and equipment, net	$13,065	$5,040

Depreciation expense was $4.8 million and $4.0 million for the nine months ended September 30, 2004 and 2005, respectively and  $1.6 million and $1.35 million for three months ended September 30, 2004 and 2005, respectively. The Company recorded an asset impairment charge of $1.8 million and $1.1 million for the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively. The table above shows the balances, net, after the effect of the impairment charges. The fixed asset impairment charge related to all property and equipment categories. (See Note 6 for further information.)

10.          Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2005 are as follows:

In thousands of U.S. dollars	Total	Solutions	Amen	Express

Balance as of December 31, 2004	$42,466	$30,830	$10,490	$1,146
Impairment charges related to continuing operations	(517)	—	(517)	—
Foreign exchange adjustment	(1,355)	(1,607)	252	—

Balance as of March 31, 2005	$40,594	$29,223	10,225	$1,146

Impairment charges related to discontinued operations	(70)	—	—	(70)
Impairment charges related to continuing operations	(8,815)	(8,815)	—	—
Goodwill classified under assets of businesses held for sale	(10,628)	—	(9,552)	(1,076)
Foreign exchange adjustment	(2,247)	(1,574)	(673)	—

Balance as of June 30, 2005	$18,834	$18,834	$—	$—

Foreign exchange adjustment	(282)	(282)	—	—

Balance as of September 30, 2005	$18,552	$18,552	$—	$—

Impairments are discussed in greater detail within Note 6 of these consolidated financial statements.

11.          Intangible Assets, net

Intangible assets consisted of the following:

In thousands of U.S. dollars	December 31, 2004	September 30, 2005
Customer lists	$6,580	$3,508
Software	2,183	—
Trade name	1,062	697
Accumulated amortization	(1,130)	(1,340)

Intangible assets, net	$8,695	$2,865

The amortization expense for the nine-month periods ended September 30, 2004 and 2005 for continuing operations was $1.2 million and $0.2 million, respectively and 0.4 million and 0.15 million for three months ended September 30, 2004 and 2005, respectively.. The Company amortizes customer lists, software and trade names over three to seven years, five years and ten years respectively. The Company recorded an asset impairment charge of $0.1 million and $0.3 million for the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively.

12.          Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options was measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148 “Accounting for Stock-Based Compensation-Transition & Disclosure, an amendment of FASB Statement No. 123”.

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

	For the three months ended September 30,		For the nine months ended September 30,
In thousands of U.S. dollars	2004	2005	2004	2005
Net loss (as reported)	$(4,642)	$(8,250)	$(25,936)	$(54,602)
Add back: Total stock-based employee compensation expense determined under intrinsic value method, net of related tax effects	—	—	80	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(301)	(161)	(1,418)	(708)
Pro forma net loss	$(4,943)	$(8,411)	$(27,274)	$(54,310)

Net loss per share, basic and diluted (as reported)	$(0.08)	$(0.10)	$(0.43)	$(0.77)
Net loss per share, basic and diluted (pro forma)	$(0.08)	$(0.10)	$(0.45)	$(0.77)

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

13.          Non-cash transactions

On June 29, 2005, the Company entered into a series of agreements (the “Agreements”) relating to the renegotiation of the Company’s obligations related to the unsecured zero-coupon convertible note of Euro 6.0 million ($7.2 million) due in full November 20, 2005 issued to Sorbie Europe B.V. (formerly PSINet Europe B.V.) (“Sorbie”) in connection with the Company’s acquisition of the PSINet Europe companies on August 9, 2004. Pursuant to the Sorbie Agreements, on August 29, 2005, VIA paid approximately $1.8 million and issued 7,173,341 shares of common stock (aggregate value of approximately $0.5 million) to Sorbie (collectively, the “Sorbie Settlement”). Upon completion of the Sorbie Settlement, VIA recorded a gain of $4.9 million in the statement of operations in the three months ended September 30, 2005.

14.          Contingencies

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

Under the proposed settlement, the Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  The settlement also includes the possibility of a payment on behalf of the settling issuers; any direct financial impact of the proposed settlement is expected to be borne by our insurers.

In June 2004, a motion for preliminary approval of the settlement was filed with the Court. The underwriters filed a memorandum with the Court opposing preliminary approval of the settlement.  The court granted the preliminary approval on February 15, 2005, subject to certain modifications with which the settling parties have agreed. On August 31, 2005 the court issued an order preliminarily approving the settlement stipulation, certifying the settlement classes and setting April 24, 2006 for the date on which a “fairness” hearing will be held to consider the settlement and any objections thereto. If at such time, the Court determines that the settlement is fair to the class members, the settlement will be approved, subject to any appeals that may be filed.

The Company is engaged in a dispute with its former chief executive officer, Rhett Williams, regarding the termination of his employment agreement. VIA terminated the agreement for cause as of April 6, 2005.  On May 24, 2005, Mr. Williams caused an attachment to be placed on VIA’s bank accounts in the Netherlands. In support of his application for the attachment, Mr. Williams claimed that under his employment agreement he was entitled to notice of termination of twelve months, an additional six months separation pay, reimbursement of moving expenses and his costs in the action, for a total claim of in excess of €950,000.  In June 2005, Mr. Williams filed an action for summary judgment and immediate payment of the claim.  In a ruling of the Dutch employment tribunal delivered on July 5, 2005, the court denied his petition.  VIA secured the release of the attachment against the bank accounts August 5, 2005. On August 8, 2005, Mr. Williams served the Company with a summons for a trial on the matter within a few days, he subsequently caused a new lien to be placed on the Company’s Dutch bank accounts, immaterial amounts of cash are currently in these accounts.  VIA believes that the suit of Mr. Williams is without merit, and there existed sufficient grounds to terminate the employment agreement for cause.  VIA has engaged counsel and intends to defend vigorously the action.  If the Company is determined to be liable or if we conclude that a settlement is in its best interests, the Company may incur substantial costs.  The Company is presently in discussions with Mr. Williams regarding a possible settlement of the matter.

In August 2004, VIA acquired PSINet Belgium as a part of its acquisition of five PSINet Europe companies.  PSINet Belgium is a defendant in a lawsuit filed in September 2002 by the former Vice President Europe Sales & Marketing of PSINet Europe, based on the termination of her employment in February 2002.  In her suit filed in the Belgium employment tribunal, the claimant alleges that that she was entitled to notice and termination pay, reimbursement for expenses incurred and other damages in an amount in excess of €1.7 million.  In January 2003, after the tribunal delivered a ruling in favor of PSINet Belgium with regard to the initial request of the former employee for holiday allowance, the claimant did not prosecute the matter further; however the matter is still pending in the Belgium employment tribunal and may be restarted at any time by the former employee.  In June 2005, through her counsel, the claimant contacted PSINet Belgium and VIA’s chief executive officer to renew her demands for payment of her claims, which she now claims is in excess of €2.1 million. VIA communicated to the former employee its willingness to discuss the matter with a view toward reaching an appropriate settlement.  If PSINet Belgium is determined to be liable or if the Company concludes that a settlement is in its best interests, that subsidiary may incur substantial costs.  As part of the Sale Agreement with Interoute, the ultimate ownership of PSINet Belgium has transferred to interoute as part of the sale of Via’s remaining operations completed on October 21, 2005, together with all liabilities and contingencies associated with that Company.  Therefore, the Company expects that any future adverse outcome of these actions will have no impact on the Company’s financial condition.

PSINet Belgium, is also a defendant in a lawsuit filed by Perceval Technologies N.V. (“Perceval”) regarding a commercial agreement entered into for the provision by Perceval of a DSL network in Belgium, Luxembourg and France.  The agreement of 15 March 2004, entered into prior to VIA’s acquisition of PSINet Belgium, was for the benefit of a customer of PSINet Belgium, and provided for a three-year term upon completion of a test phase. The customer was not satisfied with the results of the project and decided to stop the project, whereupon PSINet Belgium terminated the agreement with Perceval.  On February 28, 2005, Perceval brought a civil action before the commercial court of Brussels for the early termination of the contract and claims damage in the amount of €1.4 million plus €250,000 moral damages, plus interests, costs and attorneys’ fees. The Company believes PSINet Belgium was entitled to terminate the agreement under the circumstances and that the allegations are without merit and have engaged counsel to defend the action.  If PSINet Belgium is determined to be liable or if the Company concludes that a settlement is in its best interests, that subsidiary may incur substantial costs.  The ultimate ownership of PSINet Belgium has transferred to interoute as part of the sale of Via’s remaining operations completed on October 21, 2005, together with all liabilities and contingencies associated with that Company.  Therefore, the Company expects that any future adverse outcome of these actions will have no impact on the Company’s financial condition.

On August 23, 2005, VIA entered into a settlement deed with Claranet regarding the termination of the acquisition agreements between the parties pursuant to which Claranet agreed to acquire VIA’s assets and operations (the “Settlement Deed”). Under the Settlement Deed, the Company and Claranet mutually released all claims that either party has or may in the future have against the other party under the acquisition agreements and Claranet agreed to pay VIA the sum of $800,000, payable in two instalments, less deductions for certain operational expenses of approximately $135,000 incurred by Claranet on VIA’s behalf pursuant to a transition services agreement that will continue for a limited time.  Both instalments were subsequently paid.  The transition services agreement was entered into in connection with VIA’s sale to Claranet on July 12, 2005 of its Amen group of businesses and its U.S., Dutch and Portuguese legacy operations, prior to the termination of the acquisition agreements which were the primary subject of the Settlement Deed.

On October 17, 2005, the Company and Reachtown Limited (“Reachtown”) entered into a compromise deed and release (the “Settlement”) mutually releasing and settling all claims and disputes amongst each other in connection with the Share Purchase Agreement of January 28, 2004, as amended, relating to the sale by the Company of its Amen group of companies (the “SPA”), the Management Services Agreements dated January 28, 2004 and February 1, 2005 (the “MSAs”), and certain actions allegedly taken by Reachtown and the Company in connection with the SPA and the MSAs.

Guarantees

From time to time prior to the sale of its business, the Company entered into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, service providers and certain vendors. All such indemnification agreements were entered into in the context of the particular agreements and were provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could have been required to make under these indemnification agreements was unlimited, management believed that historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively, were not material to the Company’s financial position, results of operations or cash flows.

Other

Prior to the sale of its business, the Company was subject to claims and legal proceedings that arise in the ordinary course of its business operations. Each of these matters were subject to various uncertainties, and could have been decided unfavorably to the Company. The Company did not believe that any of these matters will have a material adverse affect on its business, assets or operations.

As part of its dissolution and winding up, the Company may be subject to claims and legal proceedings by parties seeking payment prior to distribution of the Company’s remaining assets to stockholders.  Under Delaware law the Company will need establish appropriate reserves for outstanding claims, and ultimately may need to petition the Delaware courts for resolution of the appropriate amounts of these reserves so that remaining funds can be distributed to stockholders.

15.                             Segment Reporting

Prior to the sale of its business,VIA edoffers a variety of Internet access, managed bandwidth, web-hosting, Internet security and related services to businesses and consumers in Europe and the Americas. As of September 30, 2005, the Company served primary markets in six countries. These country operations generate Internet-related revenues from leased lines, dial-up Internet access, web-hosting and design, Internet security and consulting services, and sale of third-party hardware and software.

In prior reporting periods, the Company’s internal management reporting structure was based on country operations and therefore the Company had provided segment information based on geographic regions.

Within the last quarter of 2004, management re-evaluated and amended its internal reporting structure and therefore changed its reportable segments and grouped all of the VIA legacy operating companies, except the US operation, and the newly acquired PSINet Europe operating companies into one operating segment – “Solutions”. The Company grouped its start-up VIA Express channel operations together with the legacy VIA US operations into one operating segment – “Express”. The Company grouped all of the Amen operating companies into one operating segment – “Amen”. The Company and its Chief Operating Decision Makers (“CODM”) evaluates the performance of its segments based on revenue and EBITDA before restructuring (“Adjusted EBITDA”). The Company’s CODM has been the Chief Executive Officer throughout the year. Corporate expenses, which also include the regional companies holding Indefeasible Rights of Use (“IRU’s), are shown to reconcile to the total consolidated figures. Prior period amounts have been reclassified to conform to the current period presentation.

The table below presents information about the reported revenue, adjusted EBITDA and impairment and restructuring charges from continuing operations of the Company’s operating segments for the three and nine months ended September 30, 2004 and September 30, 2005. Total segment assets, as presented in the table below, are total assets net of intercompany funding amounts and include assets relating to the Amen group of businesses and the U.S., Dutch and Portuguese VIA NET.WORKS branded legacy operations, which have been classified as businesses held for sale as of September 30, 2005. Total assets relating to the Amen group of businesses, $13.7 million, have been included within the Amen segment above. Total assets relating to the Dutch and Portuguese VIA NET.WORKS branded legacy operations, $4.3 million, have been included within the Solutions segment. Total assets relating to the U.S. VIA NET.WORKS branded legacy operation, $1.8 million, have been included within the Express segment.

In thousands of U.S. dollars	Solutions	Express	Amen	Corporate	Total
Total assets as of September 30, 2004	$31,467	$2,475	$20,431	$51,170	105,543
Total assets as of September 30, 2005	37,578	—	—	18,463	56,041
Three months ended September 30, 2004:
Revenue	8,394	—	—	—	8,394
Adjusted EBITDA	(1,146)	(117)	—	(4,361)	(5,624)
Impairment and restructuring charges	—	—	—	1,293	1,293
Three months ended September 30, 2005:
Revenue	13,619	(3)	—	5	13,621
Adjusted EBITDA	466	(176)	—	2,326	2,616
Impairment and restructuring charges	—	—	—	609	609
Nine months ended September 30, 2004:
Revenue	16,636	—	—	—	16,636
Adjusted EBITDA	(7,816)	(117)	—	(13,226)	(21,159)
Impairment and restructuring charges	—	—	—	1,788	1,788
Nine months ended September 30, 2005:
Revenue	43,045	43	—	119	43,207
Adjusted EBITDA	(688)	(1,311)	—	(9,823)	(11,822)
Impairment and restructuring charges	9,822	197	—	2,436	12,455

The reconciliation between Adjusted EBITDA to net loss from continuing operations is as follows:

Three months ended September 30, 2004
Adjusted EBITDA	(5,624)
Impairment and restructuring charges	(1,293)
Depreciation and amortization	(1,069)
Interest income	161
Interest expense	(80)
Other income, net	(361)
Foreign currency gains, net	2,132
Income tax benefit	1
Net loss from continuing operations	(6,133)

Three months ended September 30, 2005
Adjusted EBITDA	2,616
Impairment and restructuring charges	(609)
Depreciation and amortization	(1,366)
Interest income	12
Interest expense	(155)
Other income, net	340
Foreign currency loss, net	(7,692)
Income tax expense	(23)
Net loss from continuing operations	(6,877)

Nine months ended September 30, 2004
Adjusted EBITDA	(21,159)
Impairment and restructuring charges	(1,788)
Depreciation and amortization	(3,064)
Interest income	440
Interest expense	(86)
Other income, net	(263)
Foreign currency gains, net	(1,735)
Income tax benefit	—
Net loss from continuing operations	(27,655)

Nine months ended September 30, 2005
Adjusted EBITDA	(11,822)
Impairment and restructuring charges	(12,455)
Depreciation and amortization	(4,277)
Interest income	72
Interest expense	(488)
Other income (expense), net	639
Foreign currency losses, net	(18,058)
Income tax expense	(195)
Net loss from continuing operations	(46,584)

16.          Subsequent events

On October 17, 2005, the Company and Reachtown Limited (“Reachtown”) entered into a compromise deed and release (the “Settlement”) mutually releasing and settling all claims and disputes amongst each other in connection with the Share Purchase Agreement of January 28, 2004, as amended, relating to the sale by the Company of its Amen group of companies (the “SPA”), the Management Services Agreements dated January 28, 2004 and February 1, 2005 (the “MSAs”), and certain actions allegedly taken by Reachtown and the Company in connection with the SPA and the MSAs.

 On October 21, 2005, VIA sold substantially all of its remaining assets to Interoute Communications Holdings S.A. and certain of its affiliates (“Interoute”) for $18.1 million, of which $5.0 million was advanced to the Company prior to the closing under an interim financing facility.  In addition, Interoute assumed $2.2 million which Interoute advanced to subsidiaries of the Company pursuant to the interim financing facility.  In the asset sale, Interoute acquired all of the Company’s remaining business operations, comprised of its PSINet Europe operations in Germany, France, Belgium, Switzerland and the Netherlands and its VIA NET.WORKS operations in France, Germany and Spain, as well as certain assets pertaining to its centralized back office and technical support systems, including employee contracts of certain headquarters personnel.  The Company retained all of its other debts and liabilities, including expenses related to its headquarters lease in The Netherlands, its senior executives and the remaining headquarters personnel, corporate vendors and professional advisors.  The sale was consummated shortly after the Company’s special meeting of its shareholders on October 21, 2005 in which the requisite shareholder vote was obtained to approve the asset sale.  At the special meeting, holders of approximately 67% of the Company’s total outstanding voting shares voted in favor of the proposal regarding the asset sale to Interoute.

At the special meeting on October 21, 2005, the Company’s shareholders also approved a Complete Plan of Liquidation and Dissolution providing for the voluntary dissolution of the Company.  The Company filed a certificate of dissolution with the Delaware Secretary of State on November 4, 2005.  Pursuant to the plan of dissolution, the Company will liquidate its remaining assets, satisfy or make reasonable provisions for its remaining obligations and make distributions to the shareholders of the Company of any available liquidation proceeds.

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

Overview

Following a sale of its business and operations on October 21, 2005, VIA NET.WORKS, Inc. filed a certificate of dissolution with the Secretary of State of Delaware on November 4, 2005 and is now classified is a dissolved corporation under Delaware law.  Prior to the sale, VIA was a provider of business communication solutions to small- and medium-sized enterprises, or SMEs, in Europe and the United States.

Interim Funding Arrangements/Sale of Business and Plan of Liquidation and Dissolution

On April 1, 2005, we sold our Swiss companies — VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG — to former managers and owners of the businesses, for a cash consideration of CHF 3.5 million (approximately  $2.9 million). Upon completion of the VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG sale, we recorded a loss of $ 1.0 million in the statement of operations in the three months ended June 30, 2005, relating to amounts previously recorded in accumulated other comprehensive loss.

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

On July 12, 2005, we entered into an Amendment and Restatement with Claranet relating to the Sale Agreement of April 30, 2005 (the “Amended Sale Agreement”).  Pursuant to the Amended Sale Agreement, we sold our Amen group of businesses and our U.S., Dutch and Portuguese legacy operations to Claranet for $9.3 million, less a portion of the deposit already paid by Claranet in connection with the Asset Sale (plus interest on such amount), repayment to Claranet of the amounts owed by us under the loan facility established on April 30, 2005, including interest, and an amount held as a deferred payment (the “July 12th Sale”). The sale excluded the PSINet Europe operations and VIA’s legacy operations in France, Germany and Spain as well as certain assets pertaining to our Company’s centralized back office and technical support systems, including employee contracts of certain headquarters personal (the “Remaining Assets”). No shareholder approval was necessary for the closing of the July 12th Sale. Upon completion of the July 12th Sale, we recorded a loss in the statement of operations for the three months ending September 30, 2005 of $1.6 million, relating to amounts previously recorded in accumulated other comprehensive loss.

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

While VIA believed that Claranet’s position was not supported by the facts or the terms of the agreements and that Claranet is therefore in breach of the agreements, VIA’s management was also aware that Claranet was not willing to proceed to complete the sale and provide financing on the terms of the agreements, and therefore VIA pursued a different transaction.  On August 23, 2005, VIA entered into a settlement deed with Claranet regarding the termination of the acquisition agreements between the parties pursuant to which Claranet agreed to acquire VIA’s assets and operations (the “Settlement Deed”). Under the Settlement Deed, the Company and Claranet mutually released all claims that either party has or may in the future have against the other party under the acquisition agreements and Claranet agreed to pay VIA the sum of $800,000, payable in two instalments, less deductions for certain operational expenses of approximately $135,000 incurred by Claranet on VIA’s behalf pursuant to a transition services agreement that will continue for a limited time.  Both instalments were subsequently paid.  The transition services agreement was entered into in connection with VIA’s sale to Claranet on July 12, 2005 of its Amen group of businesses and its U.S., Dutch and Portuguese legacy operations, prior to the termination of the acquisition agreements which are the primary subject of the Settlement Deed.

On June 13, 2005 we received a Nasdaq Staff Determination indicating that VIA failed to comply with the $1.00 minimum bid price requirement for continued listing under Nasdaq’s Marketplace Rule 4310(c)(4) and that therefore the Company’s common stock was subject to delisting from the Nasdaq SmallCap Market. We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination and to request further time to complete the sale of our Company or our businesses before our common stock was delisted.  The hearing was held on July 21, 2005. On August 11, 2005, Nasdaq notified VIA’s counsel that, in light of the termination of the Claranet transaction and the lack of a clear alternative for our liquidity problem at the current date, VIA’s stock would be delisted as at August 15, 2005.  VIA’s stock was delisted from the Nasdaq SmallCap Market on that date.

 On June 29, 2005, we entered into a series of agreements with Sorbie Europe B.V. (“Sorbie”), formerly PSINet Europe B.V., (the “Sorbie Agreements”) relating to the renegotiation of the unsecured zero-coupon convertible note of Euro 6.0 million ($7.2 million) due and payable to Sorbie in full November 20, 2005.  The note was issued to Sorbie in connection with our acquisition of the PSINet Europe companies on August 9, 2004.  Under the Sorbie Agreements, each of certain VIA group companies and the Sorbie related parties mutually released each other from all claims under the August 9, 2004 PSINet Europe purchase agreement. In consideration for the release, Sorbie agreed that it will cancel the Note if VIA pays Sorbie, prior to August 31, 2005,  €1.5 million (approximately $1.8 million) in cash and issues to Sorbie or its designee shares of common stock of VIA equal to 9.9% (7,173,341 shares) of the total outstanding shares of the Company as of June 29, 2005. Pursuant to the Sorbie Agreements, on August 29, 2005, VIA paid approximately $1.8 million and issued 7,173,341 shares of common stock (aggregate value of approximately $0.5 million) to Sorbie (collectively, the “Sorbie Settlement”). Upon completion of the Sorbie Settlement, VIA recorded a gain of $5.0 million in the statement of operations in the three months ending September 30, 2005.

On October 21, 2005, we sold substantially all of our remaining assets to Interoute Communications Holdings S.A. and certain of its affiliates (“Interoute”) for $18.1 million, of which $5.0 million was advanced to us prior to the closing under an interim financing facility.  In addition, Interoute assumed $1.8 million which Interoute advanced to subsidiaries of the Company pursuant to the interim financing facility.  In the asset sale, Interoute acquired all of the Company’s remaining business operations, comprised of PSINet Europe operations in Germany, France, Belgium, Switzerland and the Netherlands and VIA NET.WORKS operations in France, Germany and Spain, as well as certain assets pertaining to our centralized back office and technical support systems, including employee contracts of certain headquarters personnel.  We retained all other debts and liabilities, including expenses related to our headquarters lease in The Netherlands, our senior executives and the remaining headquarters personnel, corporate vendors and professional advisors.  The sale was consummated shortly after the special meeting of our shareholders on October 21, 2005 in which the requisite shareholder vote was obtained to approve the asset sale.  At the special meeting, holders of approximately 67% of the Company’s total outstanding voting shares voted in favor of the proposal regarding the asset sale to Interoute.

At the special meeting on October 21, 2005, our shareholders also approved a Complete Plan of Liquidation and Dissolution providing for the voluntary dissolution of the Company.  We filed a certificate of dissolution with the Delaware Secretary of State on November 4, 2005.  Pursuant to the plan of dissolution, we will liquidate our remaining assets, satisfy or make reasonable provisions for our remaining obligations and make distributions to the shareholders of the Company of any available liquidation proceeds.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2004 compared with the three and nine months ended September 30, 2005

Foreign Currency Impact

Foreign exchange rates can vary significantly and impact our results of operations, which are reported in U.S. dollars. As a percentage of consolidated revenues, we had continuing operations conducting business in the following underlying currencies:

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Euro	85%	87%	92%	86%
Swiss Francs	15%	13%	8%	14%
U.S. Dollars	0%	0%	0%	0%

	100%	100%	100%	100%

The Euro varied by approximately 6% in relation to the U.S. dollar during the third quarter of 2005 and by approximately 15% in the nine months ended September 30, 2005. The Euro varied by approximately 4% in relation to the U.S. dollar during the third quarter of 2004 and by approximately 10% in the nine months ended September 30, 2004. The Swiss Franc varied by approximately 7% in relation to the U.S. dollar during the third quarter of 2005 and by approximately 9% in the nine months ended September 30, 2005. The Swiss Franc varied by approximately 5% in relation to the U.S. dollar during the third quarter of 2004 and by approximately 9% in the nine months ended September 30, 2004. These exchange rate fluctuations have a significant impact on our reported results of operations, including revenue, expenses and net loss.

The average Euro-to-U.S. dollar foreign exchange rate for the three and nine months ended September 30, 2005 was 0% and 3% higher respectively than the average Euro-to-U.S. dollar foreign exchange rate for the corresponding periods in 2004. The average Swiss Franc-to-U.S. dollar foreign exchange rate for the three and nine months ended September 30, 2005 was 1% lower and 3% higher respectively than the average Swiss Franc-to-U.S. dollar foreign exchange rate for the corresponding periods in 2004. The effect of the weakening of the U.S. dollar is that revenues, operating costs and expenses and operating profits and losses in operations with a functional currency other than U.S. dollars translate into larger U.S. dollar amounts than would have been the case had foreign exchange rates remained unchanged.

Revenue:

	Three months ended			Nine months ended
	September 30,	September 30,	% Increase/	September 30,	September 30,	% Increase/
	2004	2005	(Decrease)	2004	2005	(Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Revenue	8,394	13,621	62%	16,636	43,207	160%

Prior to the sale of our business, we derived our revenue from the sale of Internet-related goods and services, specifically third party hardware and software and Internet connectivity services, other Internet value-added services, such as hosting, security and IP VPN, and voice services.

Revenue for the three months ended September 30, 2005 was $13.6 million, up from $8.4 million for the three months ended September 30, 2004. The increase in revenues of $5.2 million was mainly attributable to revenues recorded in the third quarter of 2005 by the PSINet Europe business, which we acquired in August 2004 (impact of approximately $5.6 million). This offset the decrease  in underlying revenue for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, in our VIA France operation. French revenues, excluding the impact of foreign exchange, decreased by 18%, or $0.3 million in the three months ended September 30, 2005 compared to the three months ended September 30, 2004, due to customer churn and fewer hardware and software sales.

Revenue for the nine months ended September 30, 2005 increased $26.6 million to $43.2 million, up from $16.6 million for the nine months ended September 30, 2004. The increase in revenues was mainly attributable to revenues recorded in the first three quarters of 2005 by the PSINet Europe business acquired in August 2004 (impact of approximately $27.1 million) discussed above. That positive impact offset the decrease in underlying revenue for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 in our VIA France revenues, which, excluding the impact of foreign exchange, decreased by 11% (approximately $0.6 million) in the nine months ended September 30, 2005, compared with the corresponding period in 2004. This decline in revenue is due to customer churn and fewer hardware and software sales in the first quarter.

OPERATING COSTS AND EXPENSES:

Internet services:

	Three months ended			Nine months ended
	September 30,	September 30,	% Increase/	September 30,	September 30,	% Increase/
	2004	2005	(Decrease)	2004	2005	(Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Internet services	4,390	6,023	37%	9,134	21,481	135%
% of Total Revenue	52%	44%		55%	50%

Prior to the sale of our business, our Internet services operating costs consisted of the costs we incurred to carry customer traffic to and over the Internet. We leased lines that connect our PoPs, either to our own network or to other network providers. We paid other network providers for transit, which allowed us to transmit our customers’ information to or from the Internet over their networks. We also paid other recurring telecommunications costs and personnel costs, including the cost of the local telephone lines our customers use to reach our PoPs and access our services, and costs related to customer support and care.

Our Internet services operating costs were $6.0 million, or 44% of revenues, for the three months ended September 30, 2005, down from $4.4 million, or 52% of revenues, for the three months ended September 30, 2004. Our Internet services operating costs were $21.5 million, or 50% of revenues, for the nine months ended September 30, 2005, compared with $9.1 million, or 55% of revenues, for the nine months ended September 30, 2004. The increase in Internet services expenses was mainly attributable to the Internet services costs of the PSINet Europe businesses acquired in August 2004 (impact of approximately $1.5 million and $11.2 million for the three and nine months ended September 30, 2005 respectively) and partly attributable to the translation impact of foreign currency movements (impact of approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2005 respectively).

Selling, general and administrative:

	Three months ended			Nine months ended
	September 30,	September 30,	% Increase/	September 30,	September 30,	% Increase/
	2004	2005	(Decrease)	2004	2005	(Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Selling, general & administrative	9,628	4,982	-48%	28,661	33,548	17%
% of Total Revenue	115%	37%		135%	55%

Prior to the sale of our business, our largest selling, general and administrative (SG&A) expenses were compensation costs, the costs associated with marketing our products and services, and professional fees paid to outside consultants. Compensation costs included salaries and related benefits, commissions, bonuses and costs associated with staff reductions in the normal course of business. In many of our markets, we were required to make significant mandatory payments for government-sponsored social welfare programs and we have had little control over these costs. Our marketing expenses included the costs of direct mail and other mass marketing programs, advertising, customer communications, trade show participation, web site management and other promotional costs. Other SG&A expenses included the costs of travel, rent, utilities, insurance and bad debt expense.

We incurred SG&A expenses of $5.0 million for the three months ended September 30, 2005, a 48% decrease from the $9.6 million we incurred for the three months ended September 30, 2004. The increase in SG&A expenses quarter over quarter is partly attributable to expenses associated with the PSINet Europe business acquired in August 2004 (impact of approximately $5.3 million) discussed above and partly due to the strengthening of the Euro-to-U.S. dollar foreign currency exchange rates of approximately $0.1 million. Excluding PSINet’s SG&A expenses and the adverse impact of the foreign currency exchange rates, SG&A expenses decreased by approximately 16%, or $0.8 million, for the three months ended September 30, 2005, compared with the corresponding period in 2004. This was due to significant decreases in compensation costs as a result of the restructuring in previous quarters, offset by increases in marketing expenses and professional fees.

We incurred SG&A expenses of $33.5 million for the nine months ended September 30, 2005, a 17% increase from the $28.7 million we incurred for the nine months ended September 30, 2004. The increase in SG&A expenses year over year was partly attributable to expenses associated with the PSINet Europe business acquired in August 2004 (impact of approximately $12.7 million) discussed above and partly due to the strengthening of the Euro-to-U.S. dollar foreign currency exchange rates of approximately $0.2 million. The balance of the difference, for the nine months ended September 30, 2005 compared to the corresponding period in 2004, was attributable to significant decreases in compensation costs as a result of the restructuring in previous quarters, offset by increases in marketing expenses and professional fees.

Compensation expense accounted for approximately 55% ($7.3 million) of total SG&A costs for the three months ended September 30, 2005, compared with 53% ($7.6 million) for the three months ended September 30, 2004. Compensation expense accounted for approximately 52% ($15.0 million) of total SG&A costs for the nine months ended September 30, 2005, compared with 54% of total SG&A costs ($23.4 million) for the nine months ended September 30, 2004. The increase in compensation expense of 46% and 44% for the three and nine months ended September 30, 2005 respectively compared to the same periods in 2004 was due to the PSINet Europe acquisition in August 2004 and the strengthening of the Euro-to-U.S. dollar foreign currency exchange rates. Excluding these factors, compensation expense decreased approximately 53% and 44%, respectively, in the three and nine months ended September 30, 2005 compared with the corresponding periods in 2004 primarily due to head count reductions. Headcount (excluding PSINet Europe) at September 30, 2005 decreased by approximately 48% from September 30, 2004.

In the three and nine months ended September 30, 2005, marketing expenses increased by approximately $0.3 million, or 195%, and by approximately $0.1 million, or 21%, respectively, from the corresponding periods in 2004. For the three months ended September 30, 2004, $0.4 million of the increase in marketing expenses was attributable to the PSINet Europe business and the impact of foreign exchange rates. For the nine months ended September 30, 2004, $0.9 million of the increase in marketing expenses was attributable to the PSINet Europe business and the impact of foreign exchange rates.

Professional fees, related to legal, audit, outsourcing and other consulting fees, accounted for approximately 24% and 23% of total SG&A for the three months ended September 30, 2005 and 2004 respectively and for approximately 21% and 13% of total SG&A for the nine months ended September 30, 2005 and 2004 respectively. The increase in professional fees of 45% and 69% for the three and nine months ended September 30, 2005 respectively compared with the corresponding periods in 2004 relates to increased consulting and legal fees at the corporate headquarters in connection with the sale of our operations and increased professional fees due to the PSINet Europe acquisition in August 2004 and the strengthening of the Euro-to-U.S. dollar foreign currency exchange rates.

Impairment and restructuring charges:

	Three months ended			Nine months ended
	September 30,	September 30,	% Increase/	September 30,	September 30,	% Increase/
	2004	2005	(Decrease)	2004	2005	(Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Impairment and restructuring charges	1,293	609	(53)%	1,788	12,455	597%
% of Total Revenue	15%	4%		11%	29%

During the three and nine months ended September 30, 2005, we recorded impairment and restructuring charges of $0.6 million and $12.4 million respectively. The restructuring charge of $0.6 million for the three months ended September 30, 2005 related to severance payments for two staff at the corporate headquarters. The restructuring charge for the three months ended March 31, 2005 of $0.2 million related to severance payments to one employee at the corporate headquarters and transition implementation costs for back-office and administrative outsourcing initiatives.

During the first quarter of 2005, management concluded that an impairment had occurred in our Solutions operating unit. As a result, we recorded an intangible fixed asset impairment charge of $0.3 million and a tangible fixed asset impairment charge of $0.9 million. During the second quarter of 2005, management concluded that an impairment had occurred in our Solutions and Express operating unit. As a result, we recorded a goodwill impairment charge of $8.8 million related to the Solutions unit and a tangible fixed asset impairment charge of $0.2 million related to the Express unit. Refer to Note 3 to the unaudited condensed consolidated financial statements for further information.  No impairment charges were recorded in the third quarter of 2005.

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

Depreciation and amortization:

	Three months ended			Nine months ended
	September 30,	September 30,	% Increase/	September 30,	September 30,	% Increase/
	2004	2005	(Decrease)	2004	2005	(Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Depreciation and amortization	1,069	1,366	28%	3,064	4,277	40%
% of Total Revenue	13%	10%		18%	10%

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

Our depreciation and amortization expense was $1.4 million for the three months ended September 30, 2005, up from $1.1 million for the three months ended September 30, 2004. Depreciation and amortization expense was $4.3 million for the nine months ended September 30, 2005, up from $3.0 million for the nine months ended September 30, 2004. For the three months ended September 30, 2005, $1.3 million related to the depreciation of fixed assets and $0.1 million related to the amortization of intangible assets. For the nine months ended September 30, 2005, $4.1 million related to the depreciation of fixed assets and $0.2 million related to the amortization of intangible assets. For the three months ended September 30, 2004, $1.0 million related to the depreciation of fixed assets and $0.1 million related to the amortization of intangible assets. For the nine months ended September 30, 2004, $2.8 million related to the depreciation of fixed assets and $0.2 million related to the amortization of intangible assets. The increase in total depreciation and amortization expense was primarily due to the acquisition of the PSINet Europe businesses in August 2004, resulting in amortization of identified intangible assets and depreciation of tangible fixed assets totaling approximately $0.7 million and $1.6 million for the three and nine months ended September 30, 2004 respectively. Excluding the PSINet Europe businesses, the depreciation expense decreased during the three and nine months ended September 30, 2005 compared to the same period in 2004 due to the impact of the impairment of tangible and intangible fixed assets in previous periods.

Interest income, net:

	Three months ended			Nine months ended
	September 30,	September 30,	% Increase/	September 30,	September 30,	% Increase/
	2004	2005	(Decrease)	2004	2005	(Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Interest income, net	81	(143)	(277)%	354	(416)	(218)%
% of Total Revenue	1%	(1)%		2%	(1)%

For the three and nine months ended September 30, 2005, we incurred net interest expenses of $0.01 million and $0.04 million, down from $0.2 million and $0.4 million of interest income for the three and nine months ended September 30, 2004. Interest income was generated from investing funds received from our initial public offering in February 2000, until those funds were used for acquisitions, operating expenses or capital expenditures. Net proceeds from the public offering were $333.0 million. The decrease in interest income was primarily due to the decrease in the available cash for investing.

Other (expense) income, net:

	Three months ended			Nine months ended
	September 30,	September 30,	% Increase/	September 30,	September 30,	% Increase/
	2004	2005	(Decrease)	2004	2005	(Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Other (expense) income, net	(361)	360	194%	(263)	639	(343)%
% of Total Revenue	(4)%	2%		(-2)%	4%

For the three months and nine months ended September 30, 2005, we recognized other income, net in the amounts of $0.4 million and $0.6 million, respectively,.   For the three and nine months ended September 30, 2004, we incurred other expense, net in the amounts of $0.4 million and $0.3 million, respectively.

Pursuant to the Sorbie Agreements, on August 29, 2005, VIA paid approximately $1.8 million and issued 7,173,341 shares of common stock (aggregate value of approximately $0.5 million) to Sorbie (collectively, the “Sorbie Settlement”). Upon completion of the Sorbie Settlement, VIA recorded a gain of $4.9 million within “Other (expense) income, net” in the statement of operations in the three months ending September 30, 2005.

Foreign currency gains (losses), net:

	Three months ended			Nine months ended
	September 30,	September 30,	% Increase/	September 30,	September 30,	% Increase/
	2004	2005	(Decrease)	2004	2005	(Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Foreign currency gains (losses), net	2,132	(7,692)	(461)%	(1,735)	(18,058)	(941)%
% of Total Revenue	25%	(56)%		(10)%	(42)%

We recognized a foreign currency loss of $7.7 million and $18.1 million for the three and nine months ended September 30, 2005 respectively, as compared to a gain of $2.1 million and a loss of $1.7 million for the three and nine months ended September 30, 2004. The change from period to period was primarily due to the fluctuation in the exchange rate of the Euro, and Swiss Franc as compared to the U.S. dollar and its impact on the revaluation of our Euro and British pound denominated intercompany balances held by the parent company and on our Euro denominated cash accounts. See ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Foreign Currency Exchange Risks for more information.

We established the Euro denominated cash accounts in connection with our initial public offering in February 2000, in which we sold shares of our common stock for both U.S. dollars and Euros. At September 30, 2005, the parent company held approximately Euro 5.1 million in the Euro cash account and remains exposed to changes in the foreign currency rate.

Income tax expense:

	Three months ended			Nine months ended
	September 30,	September 30,	% Increase/	September 30,	September 30,	% Increase/
	2004	2005	(Decrease)	2004	2005	(Decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Income tax benefit (expense), net	1	(23)	(2413)%	0	(195)	(n/a	)
% of Total Revenue	0%	0%		0%	0%

We recognized income tax expenses of $23 thousand and $195 thousand for the three and nine months ended September 30, 2005 respectively, as compared to income tax expenses of $1,000 for the three and nine months ended September 30, 2004. Income tax expenses of $0.3 million were recorded in the three months period ended September 30, 2005 in connection with a ruling for the corporate headquarters with the Dutch tax authorities, offset by an income tax benefit of $0.1 million in connection with deferred tax liabilities relating to intangible fixed assets recognized for the acquisition of the PSINet Europe companies.

Gain (loss) from discontinued operations:

The gain from discontinued operations for the three months ended September 30, 2005 was $1.1 million, up from a gain from discontinued operations of $0.8 million for the three months ended September 30, 2004. The loss from discontinued operations for the nine months ended September 30, 2005 was $12.6 million, down from a loss from discontinued operations of $1.6 million for the nine months ended September 30, 2004. We recorded impairment charges of $8.0 million for the three and nine months ended September 30, 2005, against assets classified within the gain (loss) from discontinued operations for the three and nine months ended September 30, 2005.

Liquidity and Capital Resources

Liquidity

Negative Total Cash Flow. VIA began 2005 with $15.5 million in cash and cash equivalents and $5.1 million in restricted cash. We had a net decrease in cash and cash equivalents over the nine months ended September 30, 2005 of $11.5 million, leaving us with $40.0 million in cash and cash equivalents and $2.8 million in restricted cash at September 30, 2005. This compared to a net decrease in cash and cash equivalents over the nine months ended September 30, 2004 of $41.9 million, comprised primarily of $19.6 million of net cash used in operating activities and $21.6 million of net cash used in investing activities.

Restricted cash of $2.8 million and $5.1 million at September 30, 2005 and December 31, 2004, respectively, represented amounts held on deposit with banking institutions as security for operating leases, leased properties and key suppliers.

Through September 30, 2005, we continued to sustain losses and net decreases of cash and cash equivalents from our continuing operations. As announced on March 17, 2005, we have insufficient cash reserves to continue operations of our group parent, VIA NET.WORKS, Inc., without external financing. We sought  to address this issue by seeking new investments in the Company, new financing and opportunities to sell all or part of our business operations. Since Apri1 1, 2005, we financed our continuing operations through the sale of operating units and obtaining advances of funds in connection with the sale of certain operating units.

 On April 1, 2005, we sold our Swiss companies — VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG — to former managers and owners of the businesses, for a consideration of CHF 3.5 million (approximately  $2.9 million).

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

On July 27, 2005, we received a letter from Claranet purporting to terminate the Amended Sale Agreement, which include termination of the agreement by Claranet to purchase the Remaining Assets for a purchase price of $17.1 million, subject to shareholder approval. That same day we also received a letter of termination regarding the Amended Facility Agreement, under which Claranet was to provide a $2.5 million secured loan facility to us. See discussion of termination letters under ITEM. 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; Overview; Interim Funding Arrangements/Sale of Business and Plan of Liquidation and Dissolution

On August 23, 2005, VIA entered into a settlement deed with Claranet regarding the termination of the acquisition agreements between the parties pursuant to which Claranet agreed to acquire VIA’s assets and operations (the “Settlement Deed”). Under the Settlement Deed, the Company and Claranet mutually released all claims that either party has or may in the future have against the other party under the acquisition agreements and Claranet agreed to pay VIA the sum of $800,000, payable in two instalments, less deductions for certain operational expenses of approximately $135,000 incurred by Claranet on VIA’s behalf pursuant to a transition services agreement that will continue for a limited time.  Both instalments were subsequently paid.  The transition services agreement was entered into in connection with VIA’s sale to Claranet on July 12, 2005 of its Amen group of businesses and its U.S., Dutch and Portuguese legacy operations, prior to the termination of the acquisition agreements which are the primary subject of the Settlement Deed.

On October 21, 2005, VIA sold substantially all of its assets to Interoute Communications Holdings S.A. and certain of its affiliates (“Interoute” or the “Purchaser”) for $18.1 million, of which $5.0 million was advanced to the Company prior to the closing under an interim financing facility.  VIA received approximately $12.0 million in cash at closing, representing the $18.1 million purchase price, reduced by the $5.1 million interim financing draws and interest, and a further holdback of $.1 million to secure VIA’s indemnification to Interoute for any losses or liabilities arising out of the Company’s Schiphol lease agreements.  In the asset sale, Interoute acquired all of the Company’s remaining business operations, comprised of its PSINet Europe operations in Germany, France, Belgium, Switzerland and the Netherlands and its VIA NET.WORKS operations in France, Germany and Spain, as well as certain assets pertaining to its centralized back office and technical support systems, including employee contracts of certain headquarters personnel.  The Company retained all of its other debts and liabilities, including expenses related to its headquarters lease in The Netherlands, its senior executives and the remaining headquarters personnel, corporate vendors and professional advisors.  The sale was consummated shortly after the Company’s special meeting of its shareholders on October 21, 2005 in which the requisite shareholder vote was obtained to approve the asset sale.

At the special meeting on October 21, 2005, the Company’s shareholders also approved a Complete Plan of Liquidation and Dissolution providing for the voluntary dissolution of the Company.  The Company filed a certificate of dissolution with the Delaware Secretary of State on November 4, 2005.  Pursuant to the plan of dissolution, the Company will liquidate its remaining assets, satisfy or make reasonable provisions for its remaining obligations and make distributions to the shareholders of the Company of any available liquidation proceeds.

Uses and Sources of Cash. Cash used in operating activities was $30.2 million for the nine months ended September 30, 2005 and $19.6 million for the nine months ended September 30, 2004. Cash flows from operating activities can vary significantly from period to period depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities. In both periods, our net losses were the primary component of cash used in operating activities, these losses include some significant non-cash items such as depreciation, amortization, provision for doubtful accounts receivable, impairment and unrealized foreign currency transaction gains.

Cash received from investing activities was $19.0 million for the nine months ended September 30, 2005 and cash used in investing activities of $21.6 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we used $1.3 million of cash in relation to our agreement to acquire the PSINet Europe companies during 2004 and the completion of working capital adjustments and we used cash of $1.0 million to purchase tangible fixed assets. We received cash of $3.2 million relating to final payments due to us from the sale of VIA NET.WORKS UK Ltd., after resolution of a working capital contingency and we received $2.9 million for the sale of VIA NET.WORKS (Schweiz) AG and VIA NET.WORKS Services AG. We received $2.3 million as a result of a decrease in restricted cash. For the nine months ended September 30, 2004, we received $5.3 million as the initial payment from the sale of 100% of the shares of VIA NET.WORKS.UK Ltd., we used cash of $7.5 million to acquire 100% of the issued and outstanding shares of the Amen Group, we used $12.3 million to acquire the PSINet Europe operations in Belgium, France, Germany,  the Netherlands and Switzerland, and used cash of $2.9 million to purchase tangible fixed assets.

Statement of net assets in liquidation

As a result of the adoption of the Plan of Liquidation and its approval by the Company’s shareholders, the Company has adopted the liquidation basis of accounting for all periods beginning after September 30, 2005. On September 30, 2005, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the Plan of Liquidation (see condensed statement of net assets in liquidation and notes 2 and 3). Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Under the liquidation basis of accounting, the Company is required to estimate and record the costs associated with executing the plan of liquidation as a liability. These amounts can vary significantly due to the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations. Theses costs are estimates and are expected to be paid out over the Liquidation Period. In addition, these costs do not include costs which have already been accrued and accounted for in the Condensed Consolidated Statement of Operations for the period ending September 30, 2005. The Company’s Reserve for Estimated Liquidation Costs as of September 30, 2005 is detailed as follows:

September 30,
2005

Payroll and personnel costs	$196
Professional fees	120
Office and administration expenses	25
Unknown litigants and creditors	400
Other	13
Total	754

The following is a reconciliation of Total Stockholders’ Equity under the Going Concern basis of accounting to Net Assets in Liquidation under the Liquidation basis of accounting as of September 30, 2005:

September 30, 2005

Stockholders’ equity at September 30, 2005	$8,140

Reserve for estimated costs during the period of liquidation	(754)
Fair value adjustment to property plant and equipment	252
Fair value adjustment to goodwill	930
Fair value adjustment to intangible assets	144
Net assets in Liquidation at September 30, 2005	$8,712

The company expects to record a trading loss of approximately $2.2 million in quarter four to account for activity of the remaining trading businesses sold to Interoute, from October 1, 2005 to October 21, 2005. These losses will reduce the Company’s net assets in liquidation for the period ending December 31, 2005 to an estimated value of $6.5 million.

Capital Resources

Since inception, we financed our operations primarily through the sale of equity securities. We raised approximately $181.0 million in aggregate through three private preferred stock offerings between August 1997 and April 1999. Through our initial public offering of common stock in February 2000, we raised approximately $333.0 million, net of underwriting discounts and commissions.

In connection with the acquisition of Amen in January 2004, we issued 673,652 shares of common stock at a price of $2 per share, having a total value of approximately $1.3 million on the date of acquisition, for Amen common stock. On June 14, 2005, we issued 4,180,663 shares of our common stock in satisfaction of an earn-out provision set forth in the Share Purchase Agreement made for the acquisition of Amen. On June 29, 2005, we entered into a series of agreements relating to the renegotiation of our obligations related to the unsecured zero-coupon convertible note issued in connection with the Company’s acquisition of the PSINet Europe companies on August 9, 2004. Pursuant to these agreements, on August 29, 2005, we paid approximately $1.8 million and issued 7,173,341 shares of common stock (aggregate value of approximately $0.5 million). On August 26, 2005, in connection with the sale of all the Company’s operations, we entered into a Subscription Agreement with Interoute pursuant to which Interoute Sub purchased 10,810,811 shares of common stock and 5,454,545 shares of a newly created series of preferred stock of VIA designated Series A convertible preferred stock for an aggregate purchase price of $2.8 million. We also issued to another subsidiary of Interoute, in payment of an aggregate of $925,000 in loan commitment and management fees, 25,000,000 shares of common stock with a fair value of $1.8 million.

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

Foreign Currency Exchange Risks

Transaction risks

The parent company’s cash balances consisted of Euros and U.S. dollars. The Euro bank account was revalued each month and the resultant gain or loss was reflected in the condensed consolidated statements of operations as “Foreign currency gains/(losses), net.” This exposed the Company to foreign currency exchange rate risk in the Statement of Operations. For example, as of September 30, 2005, a 10% increase or decrease in the level of the Euro exchange rate against the U.S. dollar with all other variables held constant would have resulted in a realized gain or loss of approximately $6.6 million. The change in exposure from period to period was related to the change in the balance of the Euro cash and intercompany accounts. The parent company held approximately Euro 0.3 million in the Euro cash account, CHF 0.6 million in the Swiss Franc cash account and GBP 0.3 million in the GBP cash account and remains exposed to changes in the foreign currency rate.

The fluctuation in the exchange rates resulted in foreign currency gains (losses) reflected in the consolidated statements of operations as “Foreign currency gains (losses), net” of $(7. 7) million and $(10.4) million for the three and nine months ended September 30, 2005 respectively, and $2.1 million and ($1.7 million) for the same periods in 2004.

Translation risks

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected as a component of accumulated other comprehensive loss in stockholders’ equity, net of $9.7 million and $12.0 million for the three and nine months ended September 30, 2005 respectively, and $5.9 million and $8.4 million for the same periods in 2004.

Exchange rates can vary significantly. The Euro high and low rates varied by approximately 10% and 14% in relation to the U.S. dollar during the three and nine months ended September 30, 2005 respectively. The Swiss Franc high and low rates varied by approximately 10% and 14% in relation to the U.S. dollar during the three and nine months ended September 30, 2005 respectively. This variation affected the average exchange rates used to translate the income statements of our operating companies whose functional currency was not U.S. dollars. At September 30, 2005, the Euro-to-U.S. dollar exchange rate was approximately 12% below where it was at the beginning of the year and the Swiss Franc to U.S. dollar exchange rate was approximately 8% above where it was at the beginning of the year. This variation affected the ending exchange rates used to translate amounts on the balance sheet of our operating companies whose functional currency was not U.S. dollars. We also experienced fluctuations in other exchange rates.

Hedging against foreign exchange risks

For the nine months ended September 30, 2005 we did not actively manage our exposure to foreign currency translation risks that affect our reported results, which resulted in no cash impact unless the operation was sold. We had considered insurance and financial risk products to manage this risk, but determined such products to be prohibitively expensive. We currently have no hedging arrangements or derivatives in place.

The parent company maintained a Euro cash balance, a Swiss Franc cash balance and a British Pound balance to meet the working capital requirements of the operating subsidiaries with a Euro, Swiss Franc or British Pound functional currency. Following the sale of our business, the parent company maintains its remaining cash resources in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Our management and the Audit Committee of the board of directors has engaged in regular evaluations of our internal controls, as well as the processes we maintain to ensure that all material information relating to us and our subsidiaries was recorded, processed, summarized, evaluated and reported within the time periods specified by rules established by the Securities and Exchange Commission.  These latter processes are known as Disclosure Controls and Procedures.  Disclosure Controls and Procedures are also designed to ensure that all such information was communicated to our management, including our Chief Executive Officer and Principal Financial Officer, in such a manner as to allow timely decisions to be made regarding required disclosures.

We have evaluated, with the oversight of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our Disclosure Controls and Procedures as of September 30, 2005.  In designing and evaluating the Disclosure Controls and Procedures, our management necessarily was required to apply its judgment in evaluating the costs and benefits of possible controls and procedures.  In addition, we recognize that Disclosure Controls and Procedures by their nature can provide only reasonable assurance that our information flow objectives are met. As of September 30, 2005 our Chief Executive Officer and Principal Financial Officer have concluded that our Disclosure Controls and Procedures are effective in all material respects.

We believe that our controls and procedures enabled us to present our financial results fairly in all material respects, as required by U.S. generally accepted accounting principles.

PART II

Item 1. Legal Proceedings

As of the close of business on November 4, 2005, following the sale of our business and operations on October 21, 2005, we filed a certificate of dissolution with the Secretary of State of Delaware, and ceased to conduct business.  We are now in the process of satisfying our remaining debts and obligations. The net cash that will be available for distribution to shareholders will depend partially on the amounts that are ultimately paid to satisfy these obligations. No legal actions to challenge the transaction or suits by creditors or other persons for claims have been raised to date.   We are still subject to ongoing actions against the Company that pre-date this filing.  See note 11 to the condensed consolidated financial statements for further information.

Item 2. Changes in Securities and Use of Proceeds

Changes in Securities:

As of the close of business on November 4, 2005, upon the effectiveness of the filing of the certificate of dissolution with the Secretary of State of Delaware, we closed our stock transfer books and discontinued recording transfers of our common stock. We will not record any further transfers of our common stock on our books except by will, intestate succession, or operation of law. Therefore, the ability of persons holding shares of our common stock after November 4, 2005, may be restricted. All liquidating distributions from a liquidating trust, if any, or from us after the final record date will be made only to our shareholders of record on a pro rata basis according to their respective holdings of common stock as of the final record date.

On August 26, 2005, in connection with the definitive agreements with Interoute for the sale of all the Company’s operations, VIA entered into a Subscription Agreement with a subsidiary of Interoute (“Interoute Sub’’) pursuant to which Interoute Sub purchased 10,810,811 shares of common stock and 5,454,545 shares of a newly created series of preferred stock of VIA designated Series A convertible preferred stock for an aggregate purchase price of $2.8 million. VIA also issued to another subsidiary of Interoute, in payment of an aggregate of $925,000 in loan commitment and management fees, 25,000,000 shares of common stock. The shares held by Interoute comprised approximately 46.5% of our outstanding voting stock as of September 30, 2005.

Pursuant to the Sorbie Agreements, on August 29, 2005, VIA paid approximately $1.8 million and issued 7,173,341 shares of common stock (aggregate value of approximately $0.5 million) to Sorbie (collectively, the “Sorbie Settlement”). See ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; Interim Funding Arrangements/Sale of Business and Plan of Liquidation and Dissolution.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On or about June 3, 2005, the Company mailed to all its shareholders of record as of May 25, 2005, a proxy statement setting forth four proposals, including the election of directors, to be submitted to a vote of security holders of the Company at an Annual and Special Meeting of the Company to be held on June 29, 2005.  On June 28, 2005, the Company announced the postponement of the meeting until July 22, 2005, in order to provide time to solicit additional proxies from shareholders.  The meeting was convened, then adjourned until August 2, 2005 to provide further time to solicit proxies.  On July 27, 2005, Claranet notified VIA that it was terminating the Amended Sale Agreement.  See discussion of termination letters under ITEM. 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; Overview; Interim Funding Arrangements/Sale of Business and Plan of Liquidation and Dissolution.  While VIA immediately notified Claranet that it disputed Claranet’s right to terminate the Amended Sale Agreement, Claranet made it clear in discussions that it had no intent to continue the transaction in accordance with the terms of the agreement, thereby making moot the proposals before the shareholders of the Company to consider for approval the Amended Sale Agreement and the dissolution and plan of dissolution of the Company.

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

The proposal to authorize the board of directors to amend our amended and restated certificate of incorporation by adopting one of two proposed amendments to effect a reverse stock split was approved by a majority vote of those votes represented in person or by proxy at the meeting as follows:

Total voted shares	44,539,852
		% total votes
Votes for	41,348,606	92.8%
Votes against	3,029,462	6.8%
Votes abstained	161,784	0.4%

On or about September 27, 2005, the Company mailed to all its shareholders of record as of September 7, 2005, a proxy statement setting forth two proposals to be submitted to a vote of security holders of the Company at a Special Meeting of the Company to be held on October 21, 2005.  On October 21, 2005, the Special Meeting of the Company was convened for the purpose of voting on the two proposals put forth by the Company:

(1)   a proposal to approve and adopt (a) the Sale and Purchase Agreement dated as of August 26, 2005 (the “Sale Agreement”) and (b) the sale of substantially all the assets of the Company to Interoute Communications Holdings S.A. (“Interoute” or the “Purchaser”), and the assumption by the Purchaser of certain related liabilities pursuant to the Sale Agreement (the “Asset Sale’’);

(2)   a proposal to approve and adopt the dissolution (the “Dissolution”) and Plan of Complete Liquidation and Dissolution of VIA (the “Plan of Dissolution”).

The proposal to approve and adopt (a) the Sale Agreement and (b) the sale of substantially all the assets of the Company to Interoute, and the assumption by the Purchaser of certain related liabilities pursuant to the Sale Agreement was approved by a majority vote of those votes represented in person or by proxy at the meeting as follows:

		% total votes
Votes for	90,040,257	66.4%
Votes against	738,888	0.6%
Votes abstained	315,236	0.2%

The proposal to approve and adopt the dissolution  and Plan of Complete Liquidation and Dissolution of VIA was approved by a majority vote of those votes represented in person or by proxy at the meeting as follows:

		% total votes
Votes for	90,040,257	65.6%
Votes against	1,833,113	1.4%
Votes abstained	313,211	0.2%

Item 5. Other Information

None.

Item 6. Exhibits

a) Exhibits

Exhibits
Exhibit 31.1	Section 302 Certification – Chief Executive Officer
Exhibit 31.2	Section 302 Certification – Principal Financial Officer
Exhibit 32	Written Statement of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1	Risk Factors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, VIA NET.WORKS, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VIA NET.WORKS, INC.

	By:	/s/ RAY WALSH
Chief Executive Officer (Principal Executive Officer)
Date: November 10, 2005

	By:	/s/ HAN VAN LEEUWEN
(Principal Financial Officer)
Date: November 10, 2005

EXHIBIT INDEX

Exhibit
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Principal Financial Officer
32	Written Statement of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors